Form 10QSB
period 1995-06-30
INMEDICA DEVELOPMENT CORP
filed 1995-08-14
CIK 726037

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                    ---------------------------------------


                            Washington, D.C.  20549
                            -----------------------


                                 Form  10 - QSB
                                 --------------


                  Quarterly Report Under Section 13 or 15 (d)
                  -------------------------------------------
                     of the Securities Exchange Act of 1934
                     --------------------------------------

                  For the Quarterly Period Ended June 30, 1995
                  --------------------------------------------


                          Commission File No. 0-12968
                          ---------------------------


                        INMEDICA DEVELOPMENT CORPORATION
                        --------------------------------
       (Exact name of small business issuer as specified in its charter)
       -----------------------------------------------------------------



                   Utah                               87-0397815
      -------------------------------     -------------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification
       incorporation of organization)      Number)


                   P.O. Box 27557, Salt Lake City  Utah 84127
                   ------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number including area code  (801) 261-5657
-----------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:
Yes   X    No
     ---       ---

The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of July 31, 1995 was 7,478,903 shares.

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                       Page 1 of 2
------------------------------

Item 1.  Financial Statements


                INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              AS OF JUNE 30, 1995


                                    ASSETS

                                         June 30,
                                           1995
                                       -----------
                                       (Unaudited)

CURRENT ASSETS:
   Cash                                 $ 98,272
   Accounts Receivable                    30,765
   Prepaid expenses                       12,014
                                        --------
      Total current assets               141,051

IDLE EQUIPMENT AND FURNITURE,
   at cost, less accumulated
   depreciation of $237,462               18,288

OTHER ASSETS                               2,197
                                        --------


      Total assets                      $161,536
                                        ========


           See notes to condensed consolidated financial statements.

                INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                AS OF JUNE, 1, 1995

                     LIABILITIES AND STOCKHOLDERS' DEFICIT


                                     June 30,
                                       1995
                                    -----------
                                    (Unaudited)

CURRENT LIABILITIES:
   Convertible debentures            $1,012,503
   Convertible debenture due
     to related party                    23,502
   Accrued interest                      43,104
   Accrued payroll                       12,667
   Accounts payable                      41,106
                                     ----------
      Total current liabilities       1,132,882
                                     ----------

STOCKHOLDERS' DEFICIT:
   Common stock, $.001 par value;
     authorized 20,000,000 shares,
     issued and outstanding
     7,478,903 at
     June 30, 1995                       7,479
   Additional paid-in
     capital                         6,020,702
   Accumulated deficit              (6,999,527)
                                   -----------

      Total stockholders'
        deficit                       (971,346)
                                   -----------
    Total liabilities and
     stockholders' deficit         $   161,536
                                   ===========


           See notes to condensed consolidated financial statements.

                INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                    For the Six Months Ended
                                           June 30,
                                 ------------------------------
                                         1995       1994
                                       --------   --------
                                     (Unaudited) (Unaudited)

OPERATING REVENUE:
 Royalties                             $141,214   $249,250
 Sales                                      -0-        -0-
                                       --------   --------

   Total operating revenue              141,214    249,250
                                       --------   --------


OPERATING EXPENSES:
 General and
  administrative                         99,881     92,554
 Research and
  development                               -0-        -0-
                                       --------   --------

   Total operating expenses              99,881     92,554
                                       --------   --------

INCOME FROM OPERATIONS                   41,333    156,696
                                       --------   --------

OTHER INCOME (EXPENSES):
 Miscellaneous income                         -      1,510
 Interest expense (Note B)              (81,210)   (95,775)
                                       --------   --------

 Total other expense                    (81,210)   (94,265)
                                       --------   --------
INCOME (LOSS) BEFORE
 EXTRAORDINARY GAIN                    $(39,877)    62,431

EXTRAORDINARY GAIN FROM
 DEBT EXTINGUISHMENT                    169,553          -
                                       --------   --------
NET INCOME                             $129,676     62,431
                                       ========   ========

NET INCOME PER COMMON SHARE:
Income (loss) before
 extraordinary gain                    $   (.01)  $    .01
Extraordinaray gain from
 debt extinguishment                        .02          -
                                       --------   --------
                                       $    .01   $    .01
                                       ========   ========

Weighted average number
 of common shares outstanding         7,475,194  7,581,338
                                      =========  =========


           See notes to condensed consolidated financial statements.

                INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH

                                           For the           For the
                                         Six Months        Six Months
                                            Ended             Ended
                                        June 30, 1995     June 30, 1994
                                        -------------     -------------
                                         (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $ 129,676       $  62,431
  Adjustments to reconcile net
    income to net cash provided by
    operating activities-
      Depreciation                            13,331          14,050
      Extraordinary gain from debt
        extinguishment                      (169,553)              -
      Change in assets and liabilities-
        Decrease in
          accounts receivable                270,610             -0-
        Decrease in inventory                    -0-           1,200
        Decrease in prepaid
          expenses                            13,010          16,142
        Increase in
          accounts payable                    22,305             119
        Decrease in
          accrued payroll                    (17,276)        (23,939)
        Decrease in consulting
          fees payable                        (4,260)            -0-
        Decrease in
          interest payable                  (101,930)       (153,368)
        Decrease in royalties payable            -0-          (5,698)
                                           ---------       ---------

          Net cash provided by (used
            in) operating activities         155,913         (89,063)
                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from royalty interests                -0-             -0-
                                           ---------       ---------

          Net cash provided by
            investing activities                 -0-             -0-
                                           ---------       ---------


           See notes to condensed consolidated financial statements.

                INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                        For the           For the
                                      Six Months        Six Months
                                         Ended             Ended
                                    June 30, 1995     June 30, 1994
                                    -------------     -------------
                                     (Unaudited)       (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on
    convertible debentures               (61,059)          (1,746)

  Proceeds from issuance of
    common stock                             338           27,905
                                        --------         --------


          Net cash provided by
            financing activities         (60,721)          26,159
                                        ---------        --------


NET INCREASE (DECREASE) IN CASH         $  95,192        $(62,904)

CASH AT BEGINNING OF PERIOD                 3,080          81,669
                                        ---------        --------

CASH AT END OF PERIOD                   $  98,272        $ 18,765
                                        =========        ========

           See notes to condensed consolidated financial statements.

                INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310b of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated statements include the accounts of InMedica Development Corporation and its wholly owned subsidiary, MicroCor, Inc. ("MicroCor"). All material intercompany accounts and transactions have been eliminated.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1994.


Note B--Default on Payment of Convertible Debentures

The Company sold $300,000 of Series A convertible debentures in 1990 and $800,000 of Series C convertible debentures in 1991. Upon maturity, the Company was required to redeem 100 percent of the original purchase amount of the debentures plus any unpaid accrued interest. These unsecured debentures bore an interest rate of ten percent through September 30, 1992. On March 3, 1993, the Board of Directors authorized an increase in the interest rate on the debentures to 15 percent effective October 1, 1992. The Series A debentures matured on December 31, 1993 and the Series C debentures matured on June 30, 1994. At June 30, 1995, the Company was in default in payment of an aggregate principal amount owing on the Series A and Series C debentures of $1,036,005.

On December 11, 1992, certain debenture holders filed a complaint in the Third Judicial District Court in Salt Lake County, in the State of Utah, demanding unpaid principal and interest of $120,740 on the Series A debentures and $177,260 on the Series C debentures. On March 3, 1993 the Board of Directors of the Company passed a resolution that provides for 1) at least 50 percent of all future Critikon royalties to be paid to all debenture holders proportionate to the amount of debentures purchased, 2) an increase in the interest rate on the debentures to 15 percent (effective October 1, 1992), 3) improved communications with debenture holders and 4) completion of an independent technical review of the Company's non-invasive hematocrit technology by July 1, 1993. The Board has completed all but the fourth item. Based on the Board's action, the debenture holders who filed the complaint stated their intention in writing not to proceed further with the litigation at that time. The Company understands that the complaint will be dismissed without prejudice, although it remains pending at this time.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital
---------------------

For the six months ended June 30, 1995, operating revenues were generated solely from royalty income received from J & J Medical, Inc. (successor to Critikon). No operating revenues were recognized during the first quarter of 1995 due to the revenue recognition policy of the Company and the timing of the receipt of revenues. Consequently, revenues historically included in the first quarter, were included in the last quarter of 1994. Royalty revenues being received by the Company are insufficient to sustain research and development operations and are inadequate to retire debenture indebtedness which is now due. InMedica is presently committed to pay the debenture holders 50% of the J & J Medical revenues received to be applied to the payment of interest and principal owing. InMedica in unable to estimate whether royalty income would be adequate to retire principal and accrued interest, over time. InMedica intends to continue to look for other funding sources.

     InMedica has not achieved profitable operations for any period since its organization (except the last fiscal year due to expense reductions and the suspension of further research and development efforts) and has a shareholders' deficit of $971,346 as of June 30, 1995. In order for InMedica to continue its research and development activities, it must secure additional financing, for which it has no commitments. It is impossible to estimate the amount of the J & J Medical royalties which may be received in the future due to uncertainties regarding the future sales of the product being sold by J & J Medical upon which InMedica's royalty is based.

     InMedica holds a minor investment in another company, in the form of an equity position. Should this investment be liquidated, available cash generated for the use of InMedica's operations would be insignificant.

Results of Operations
---------------------

See "Liquidity and Capital" for an explanation as to the absence of royalty revenues during the first quarter of 1995, which caused the Company's revenues for the six months ended June 30, 1995 to decline by $108,036 when compared to the revenues for the six months ended June 30, 1994. Significant operating revenues were derived only from royalty income during the six months ended June 30, 1995. Income from operations of $41,333 and the net income of $129,676 for the six month period ended June 30, 1995 resulted notwithstanding the decline in revenues for the period because the Company had an extraordinary gain during the second quarter of $169,533 as a result of the settlement of payroll and consulting fees for substantially less than face value.

     PART II - OTHER INFORMATION
     ---------------------------

Item 1.  Legal Proceedings:
          None

Item 2.  Changes in Securities:
          None

Item 3.  Defaults Upon Senior Securities:
          See Note B to the Financial Statements for a description of events of default under the Company's Series A and Series C Convertible Debentures.

Item 4. Submission of Matters to a Vote of Security Holders: The Company had an Annual Meeting of the Shareholders on June 16, 1995 which considered a proposal to adopt an amendment to the Company's articles of incorporation to allow the Company to issue up to 10,000,000 shares of preferred stock, the terms and conditions of which are to be determined by the board of directors. The shareholders approved the amendment by a vote of 4,242,920 in favor, 92,320 against and 8,000 abstaining. The shareholders also elected a board of directors consisting of Larry E. Clark, Henry A. Perry and John R. Merendino, each of whom received 4,342,740 votes at the meeting. The shareholders also considered and ratified the appointment of Arthur Andersen LLP to serve as the Company's independent public accountants by a vote of 4,342,240 for, 500 against and 500 abstaining.

Item 5.  Other Information:
          None

Item 6.  Exhibits and reports on Form 8-K:

          The Company filed a report on Form 8-K dated June 30, 1995 reporting the signing of an agreement with Johnson & Johnson Medical, Inc. (formerly Critikon, Inc.) and an Office Building Lease.

          Exhibit:  (27) Financial Data Schedule

                                   SIGNATURES
                                   ----------

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INMEDICA DEVELOPMENT CORPORATION



                                By Larry E. Clark, Chairman



Date:  August 10, 1995          By Richard Bruggeman, Treasurer