Form 10QSB
period 1995-09-30
INMEDICA DEVELOPMENT CORP
filed 1995-11-14
CIK 726037

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

               For the Quarterly Period Ended September 30, 1995
               -------------------------------------------------


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


           495 E. 4500 South, Suite 230, Salt Lake City  Utah 84107
           --------------------------------------------------------
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
           Yes   X              No
                ----                -----

The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of November 1, 1995 was 7,478,903 shares.
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                      Page 1 of 2
------------------------------

Item 1.  Financial Statements


                INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            AS OF SEPTEMBER 30, 1995


                                     ASSETS

                                      September 30,
                                          1995
                                      -------------
                                       (Unaudited)

CURRENT ASSETS:
 Cash                                   $149,695
 Prepaid expenses                          4,983
                                        --------

  Total current assets                   154,678

IDLE EQUIPMENT AND FURNITURE,
 at cost, less accumulated
 depreciation of $242,038                 10,097





OTHER ASSETS                               2,197
                                    ------------


    Total assets                    $    166,972
                                    ============



           See notes to condensed consolidated financial statements.

                INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            AS OF SEPTEMBER 30, 1995


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


                                   September 30,
                                       1995
                                   -------------
                                    (Unaudited)

CURRENT LIABILITIES:
 Convertible debentures            $   771,248
 Accrued interest                       29,579
 Accrued payroll                           792
 Accounts payable                       11,840
                                   -----------

    Total current liabilities          813,459
                                   -----------

LONG TERM LIABILITIES:
 Note Payable                          150,000
                                   -----------

STOCKHOLDERS' DEFICIT:
 Common stock, $.001 par value;
  authorized 20,000,000 shares,
  issued and outstanding
  7,478,903 at
  September 30, 1995                     7,479
 Additional paid-in
   capital                           6,020,702
 Series A Preferred stock,
  $4.50 par value; authorized
  10,000,000 shares, issued
  and outstanding 16,251 at
  September 30, 1995                    73,130

 Accumulated deficit                (6,897,798)
                                   -----------

    Total stockholders'
     deficit                        (  796,487)
                                   -----------

    Total liabilities and
     stockholders' deficit         $   166,972
                                   ===========



  See notes to condensed consolidated financial statements.

                INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For the Three                For the Nine
                                          Months Ended                Months Ended
                                          September 30,               September 30.
                                 ------------------------------  ----------------------
                                      1995            1994          1995        1994
                                 --------------  --------------  ----------  ----------
                                  (Unaudited)      (Unaudited)
OPERATING REVENUE:
 Royalties                            $179,840      $   99,375   $ 321,054   $ 348,625
                                           -0-             -0-         -0-         -0-
                                    ----------      ----------  ----------   ---------

   Total operating revenue             179,840          99,375     321,054     348,625
                                    ----------      ----------  ----------   ---------

OPERATING EXPENSES:
 General and administrative             64,761          33,238     164,642     125,792
 Research and development                  -0-             -0-         -0-         -0-
                                    ----------      ----------  ----------   ---------

   Total operating expenses             64,761          33,238     164,642     125,792
                                    ----------      ----------  ----------   ---------

INCOME FROM OPERATIONS                 115,079          66,137     156,412     222,833
                                    ----------      ----------  ----------   ---------

OTHER INCOME (EXPENSES):
 Miscellaneous income                      -0-             -0-          16       1,510
 Gain from sale of assets                5,728             -0-       5,728         -0-
 Interest expense                      (38,311)        (45,658)   (119,521)   (141,433)
                                    ----------      ----------  ----------   ---------

 Total other income (expense)          (32,583)        (45,658)   (113,777)   (139,923)
                                    ----------      ----------  ----------   ---------

INCOME BEFORE
 EXTRAORDINARY GAIN                     82,496          20,479      42,635      82,910

EXTRAORDINARY GAIN FROM
 DEBT EXTINGUISHMENT                    19,217             -0-     188,770         -0-
                                    ----------      ----------  ----------   ---------

NET INCOME                          $  101,713      $   20,479  $  231,405   $   82,910
                                    ==========      ==========  ==========   ==========
NET INCOME PER COMMON SHARE:
Income before
extraordinary gain                  $     .011      $     .003  $     .006   $     .011
Extraordinary gain                        .002            .000        .025         .000
                                    ==========      ==========  ==========   ==========
                                    $     .013      $     .003  $     .031   $     .011
                                    ==========      ==========  ==========   ==========
Weighted average number
 of common share outstanding         7,478,903       7,474,403   7,475,919    7,474,403
                                    ==========      ==========  ==========   ==========

           See notes to condensed consolidated financial statements.

                INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          INCREASE (DECREASE) IN CASH

                                            For the           For the
                                          Nine Months       Nine Months
                                             Ended             Ended
                                      September 30, 1995 September 30, 1994
                                      ------------------ ------------------
                                          (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $ 231,405         $  82,910
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities-
      Depreciation                            24,517            21,075
      Extraordinary gain from debt
       extinguishment                       (188,770)              -0-
      Gain from sale of assets                (5,728)              -0-
      Change in assets and liabilities-
        Decrease in
          accounts receivable                301,375               -0-
        Decrease in inventory                    -0-             1,200
        Decrease in prepaid
          expenses                            20,024            22,642
        Decrease in accounts
          payable                             (6,961)             (478)
        Decrease in accrued
          payroll                            (29,151)          (23,939)
        Decrease in consulting
          fees payable                        (4,260)              -0-
        Decrease in interest
          payable                           (115,455)         (172,519)
        Decrease in royalties payable            -0-            (5,698)
                                           ---------         ---------
     Net cash provided by (used
       in) operating activities              226,996           (74,807)
                                           ----------        ---------

           See notes to condensed consolidated financial statements.

                INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             For the           For the
                                          Nine Months       Nine Months
                                             Ended             Ended
                                      September 30, 1995 September 30, 1994
                                      ------------------ ------------------
                                          (Unaudited)         (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from sale of assets                6,200                 -0-
 Purchase of fixed assets                   (3,466)                -0-
                                         ---------            --------

   Net cash provided by
     investing activities                    2,734                 -0-
                                         ---------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Principal payments on
  convertible debentures                  (233,453)             (2,936)
 Proceeds from bank loan                   150,000                 -0-
 Proceeds from issuance of
  common stock                                 338              27,905
                                         ---------            --------

    Net cash provided by
      (used in) financing
      activities                           (83,115)             24,969
                                         ---------            --------



NET INCREASE (DECREASE) IN CASH          $ 146,615            $(49,838)

CASH AT BEGINNING OF PERIOD                  3,080              81,669
                                         ---------            --------

CASH AT END OF PERIOD                    $ 149,695            $ 31,831
                                         =========            ========

            See notes to condensed consolidated financial statements

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1994.

NOTE B--AUTHORIZATION OF CLASS AND SERIES OF PREFERRED STOCK

Effective June 16, 1995, the shareholders of InMedica Development Corporation (the "Company") adopted Articles of Amendment to its Articles of Incorporation authorizing the issuance of up to 10,000,000 shares of Preferred Stock and authorizing the board of directors to fix and determine the relative rights and preferences of the shares including dividend rights, price of issuance, liquidation rights, any redemption rights, conversion rights, and any voting rights. Effective September 25, 1995, the Board of Directors authorized the issuance of up to 1,000,000 shares of Preferred Stock, to be designated "Series A", $4.50 par value (the "Series A Preferred Stock") at a price of $4.50 per share. The holders of the Series A Preferred Stock are entitled to cumulative cash dividends at the annual rate of eight percent (8%) per annum ($.36 per share per annum) or $.09 per share per quarter, payable on or before the following dates: January 31, April 30, July 31, and October 31 of each year. Dividends on the Preferred Stock are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid. If any dividends on the Series A Preferred Stock are not paid or set apart when due, the deficiency is cumulative and is required to be fully paid and set apart before any other dividend is paid. In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the

Corporation (excluding accumulated dividends payable on any class or series of stock), the holders of the Series A Preferred Stock are entitled to receive, out of the remaining net assets of the Corporation, the amount of $4.50 in cash for each share of Series A Preferred Stock, plus an amount equal to all dividends accrued and unpaid on each such share up to the date fixed for distribution, before any distribution is made to the holders of any class of the common stock of the Corporation. The Company had outstanding 16,251 shares of its Series A Preferred Stock as of September 30, 1995, held by two stockholders. Subsequent to the quarter end, the Company issued a total of 51,871 shares to eight additional shareholders (See Note C).

NOTE C--DEFAULT ON PAYMENT OF CONVERTIBLE DEBENTURES; SETTLEMENT OF
        CERTAIN DEBENTURE DEBT

The Company sold $300,000 of Series A convertible debentures in 1990 and $800,000 of Series C convertible debentures in 1991. Upon maturity, the Company was required to redeem 100 percent of the original purchase amount of the debentures plus any unpaid accrued interest. These unsecured debentures bore an interest rate of ten percent through September 30, 1992. On March 3, 1993, the Board of Directors authorized an increase in the interest rate on the debentures to 15 percent effective October 1, 1992. The Series A debentures matured on December 31, 1993 and the Series C debentures matured on June 30, 1994. At September 30, 1995, the Company was in default in payment of an aggregate principal amount owing on the Series A and Series C debentures of $771,248. See
Part II, Item 5 for a description of a subsequent exchange offer pursuant to which the debentures of ten debenture holders have been retired.

On December 11, 1992, Eric Welling, Clinton B. Newman and J. Lynn Smith, then debenture holders of the Company, filed a complaint in the Third Judicial District Court in Salt Lake County, in the State of Utah, demanding unpaid principal and interest of $120,740 on the Series A debentures and $177,260 on the Series C debentures. On March 3, 1993 the Board of Directors of the Company passed a resolution that provides for 1) at least 50 percent of all future Critikon royalties to be paid to all debenture holders proportionate to the amount of debentures purchased, 2) an increase in the interest rate on the debentures to 15 percent (effective October 1, 1992), 3) improved communications with debenture holders and 4) completion of an independent technical review of the Company's non-invasive hematocrit technology by July 1, 1993. The Board has completed all but the fourth item. Effective September 25, 1995, the Company settled litigation with Clinton B. Newman and J. Lynn Smith by issuing them 5,243 and 11,008 shares of its Series A Preferred Stock, respectively, and paying them $23,595 and $49,534, respectively in exchange for settlement of their lawsuit on the debentures and full satisfaction of their debentures. Newman and Smith have delivered Stipulations of Dismissal with respect to the suit to the Company. As additional consideration for their participation in the settlement agreement, the Company agreed to issue to Newman and Smith, without additional consideration, additional shares of common stock of the Company equal to the number of conversion shares they received upon exercise of their conversion rights under the Series A Preferred Shares during the period October 1, 1996 through October 1, 1997. The right to receive such additional shares expires if the parties do not exercise their conversion rights during the period in question. Effective September 27, 1995, the Company paid Eric Welling $80,040 to settle outstanding debenture obligations of $99,069 owing to him and the lawsuit he had brought to collect amounts owing to him. Dr. Welling has also delivered a Stipulation of Dismissal of the litigation he had brought against the Company.

NOTE D--BANK LOAN; ASSIGNMENTS FOR SECURITY

Effective August 31, 1995, the Board of Directors approved borrowing funds from a commercial bank. During September, 1995, the bank approved a loan of $500,000 to the Company bearing interest at prime plus 1 1/4%. The initial interest rate is 10% per annum. Principal and interest payments are due quarterly, with $12,500 principal plus accrued interest, payable at the end of each quarter.
The entire remaining unpaid balance of principal and interest is due and payable on August 1, 1998. Larry E. Clark, President and Director of the Company, is a co-obligor on the loan. The Company expects debt service (including principal and interest payments) during the first year to be approximately $95,000. Payment of the bank loan is secured by an assignment of the Johnson & Johnson Medical, Inc. Agreement, which would be available to the bank as security in the event of a Company default on the bank loan. The Company considers the loan to be well secured with over $1,000,000 of additional collateral supplied by the Company's president, Larry E. Clark. In consideration of the collateral provided by Mr. Clark, the Board of Directors has granted Mr. Clark, effective October 16, 1995, non-qualified options to purchase 500,000 shares of the Company's common stock at a price of $.30 per share, exercisable for 10 years. The Company has also granted Mr. Clark a security interest in the Johnson & Johnson Medical Agreement to secure him for any liability or loss he may suffer as a result of placing his collateral and credit at risk.

NOTE E--J & J MEDICAL CONTRACT

The Company reached an agreement dated June 15, 1995, with Johnson & Johnson
Medical, Inc., a New Jersey corporation, ("JJMI").   The Agreement replaces the
Company's agreement dated July 18, 1989 with Critikon, Inc. which had obligated Critikon to pay a royalty to the Company based on certain technology MicroCor had licensed to Critikon. The new Agreement commits JJMI to pay a royalty to the Company for each specified PLUS Vital Signs Monitor (the "Dinamap PLUS Monitor") sold by JJMI to unaffiliated third parties. In consideration of the royalty, the Company has granted JJMI nonexclusive worldwide license to the technology. Under the terms of the new Agreement, the Company expects to receive an increased per unit royalty rate when compared to the prior agreement. The new royalty rate was effective as of January 2, 1995.

Under the new Agreement, JJMI is obligated to retain records for at least three years after the end of each royalty period. MircoCor has the right to audit the records upon reasonable notice. Sales are reported and royalties are paid quarterly to InMedica three months after the end of the quarterly period in question. In the event the technology licensed by MicroCor should be found to infringe the valid patent rights of others, pursuant to an opinion of counsel, then JJMI is authorized to settle with such third parties and deduct the amount of the settlement from royalties due MicroCor, not to exceed one half of the royalties owing to MircoCor. In the event JJMI took a license or made a lump sum settlement to settle any dispute, the amount of abatement of the royalty payable to MicroCor would be subject to good faith negotiation.

The new Agreement is to continue so long as JJMI continues to sell Dinamap PLUS Monitors, but may be terminated upon the dissolution, winding up, bankruptcy or material breach of contract of either party.


NOTE F--SUBSEQUENT EVENTS

For a description of certain subsequent events affecting or possibly affecting the financial statements of the Company, see Part II, Item 5, sub-parts 1-4.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital
---------------------

For the nine months ended September 30, 1995, operating revenues were generated solely from royalty income received from J & J Medical, Inc. No operating revenues were recognized during the first quarter of 1995 due to the revenue recognition policy of the Company and the timing of the receipt of revenues. Consequently, revenues historically included in the first quarter, were included in the last quarter of 1994. Royalty revenues being received by the Company are insufficient to sustain research and development operations. InMedica is unable to estimate whether royalty income would be adequate to retire principal and accrued interest, over time, on remaining debenture and bank debt. InMedica intends to continue to look for other funding sources.

  InMedica has not achieved profitable operations for any year since its organization (except for 1994 and 1995, year to date, due to 1994 expense reductions and the suspension of further research and development efforts) and has a shareholders' deficit of $796,487 as of September 30, 1995. In order for InMedica to continue its research and development activities, it must secure additional financing, for which it has no commitments. It is impossible to estimate the amount of the J & J Medical royalties which may be received in the future due to uncertainties regarding the future sales of the product being sold by J & J Medical upon which InMedica's royalty is based.

Results of Operations
---------------------

See "Liquidity and Capital" for an explanation as to the absence of royalty revenues during the first quarter of 1995, which absence resulted in an overall decline of $27,571 in the Company's revenues for the nine months ended September 30, 1995 when compared to revenues for the nine months ended September 30, 1994. However, a significant increase in royalties for the second and third quarters of 1995, when compared to royalties received during the second and third quarters of 1994, largely offset the absence of first quarter revenues in 1995. Significant operating revenues were derived only from royalty income during the nine months ended September 30, 1995. Income from operations of $42,635 and the net income of $231,405 for the nine month period ended September 30, 1995 resulted, notwithstanding the decline in revenues for the period, because the Company had extraordinary gain from debt extinguishment during the second quarter of $169,533 as a result of the settlement of payroll and consulting fees for substantially less than face value and extraordinary gain of $19,237 during the third quarter from settlement of a debenture at a discount. General and administrative expenses increased by $38,850 over the period ended September 30, 1994 due to costs associated with the restructuring of the Company's debt and renegotiation of the contract with J & J Medical. Net income during the third quarter of 1995 increased by $81,234 when compared to the third quarter of 1994 due to an $80,465 increase in royalty revenues and the $19,217 extraordinary gain, which more than offset the $31,523 increase in general and administrative expense during the same period.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings:

None

Item 2.  Changes in Securities:

The Company presently has outstanding Convertible Debentures with a face amount owing as of November 10, 1995 of approximately $321,688. The Debentures were originally convertible to common stock at the rate of $1.00 of accrued interest and principal owing per one share of common stock. The conversion rate of the Debentures, however, was adjusted to a lower rate of one share of common stock per $.75 owed under the debentures based on the issuance of the Series A Preferred Stock which carries a first year conversion rate of $.75 per share (six common shares per Preferred Share). Any Debenture Debt not converted to Preferred Stock pursuant to the offering to debenture holders, would consequently continue to be convertible to common stock at the rate of one share per $.75 owing.

Item 3.  Defaults Upon Senior Securities:

See Note C to the Financial Statements for a description of events of default under the Company's Series A and Series C Convertible Debentures.

Item 4.  Submission of Matters to a Vote of Security Holders:

None

Item 5.  Other Information:

(1) New Directors; Director Stock Options. Effective August 31, 1995, the Board of Directors appointed Richard Bruggeman as a Director of the Company to fill a vacancy created when Hank Perry resigned effective the same date.

Mr. Bruggeman, age 39, is also the Secretary/Treasurer and Chief Financial Officer of the Company. Since 1993, he has been employed as Controller of Kitchen Specialties, Inc., a Salt Lake City firm distributing kitchen appliances in the United States and Canada. From 1986 until 1993 he was employed by the Company's subsidiary, MicroCor, Inc. as financial manager. During the period 1983-1985, he was a sole practitioner in accounting and from 1981-1983 he was employed by the Salt Lake City public accounting firm of Robison Hill & Co. He graduated from the University of Utah in 1981 with a B.S. degree in accounting.

Effective November 7, 1995, the Board of Directors appointed Dr. David L. Dingman, age 59, as a Director of the Company. Dr. Dingman is a Professor of Surgery, Emeritus, at the University of Utah Medical Center. He was Associate Professor and Professor of Surgery from 1989-1993. He was an Attending Staff Surgeon at the Veterans Administration Medical Center, Salt Lake City, Utah from 1984-1989. He also served as Chairman of the Department of Surgery at Holy Cross Hospital in Salt Lake City, Utah from 1986-1989 and as Chairman of the Department of Plastic Surgery at Holy Cross Hospital from 1982-1985. From 1972-1989 he was a Clinical Associate Professor of Surgery at the University of Utah Medical Center. He graduated in pre-med from Dartmouth College in 1957 and received his M.D. degree from the University of Michigan in 1961.

The Board of Directors has granted non-qualified stock options to Directors Clark, Merendino and

Bruggeman to purchase 100,000 shares each of common stock of the Company for $.30 per share exercisable for a period of 10 years. The options are immediately exercisable and become non-forfeitable after each director has completed one year of service and thereafter are not cancelled if the Director leaves the service of the Company. The Board of Directors expects to grant a similar option to Director Dingman. See also Note D to the financial statements for a description of an additional 500,000 options granted to Director Larry E. Clark.

(2) Settlement of Certain Debenture Debt.   During October, 1995, the Company
offered to settle with its remaining debenture holders by issuing them shares of its Series A Preferred Stock for a portion of principal outstanding and to pay the balance of principal and interest in cash. Ten of the remaining debenture holders have accepted the offer and received aggregate payments of $233,424 cash and received 51,871 shares of Series A Preferred Stock to discharge total debenture principal debt of $449,560. Four additional debenture holders have orally agreed to accept the offer or are considering the offer.

(3) Purchase of Non-Invasive Hematocrit Technology. The Company made a purchase of certain non-invasive hematocrit technology for $200,000 on November 6, 1995. For the past 5 years, the Company has conducted research on a method for measuring hematocrit non-invasively (without drawing blood) and has applied for patents covering this technology. Hematocrit is the percentage of blood volume made up by red blood cells and is a common laboratory test currently performed invasively by drawing a blood sample from the patient. More than a year ago, Dr. Paul J. Diehl, a principal shareholder of the Company, hired an electrical engineer, Paul W. Ruben, to conduct additional research and development on the Company's non-invasive hematocrit technology. After evaluating Ruben's engineering work, and after review and negotiations, the Company determined that the research had resulted in significant progress and agreed to purchase the technology. In exchange, Dr. Diehl and Mr. Ruben agreed to transfer a portable prototype and their research information relating to measuring hematocrit non-invasively to the Company. They agreed not to compete with InMedica and agreed not to disclose the information for a period of five years from the date of the agreement. Further, Mr. Ruben agreed to consult with InMedica on an ongoing hourly basis in continued research and development of the project, at the Company's direction. The Company paid Dr. Diehl and Mr. Ruben $98,000 total at the closing and signed a promissory note for an additional $102,000, total,
payable in four equal quarterly installments beginning January 15, 1996.   Dr.
Allan Kaminsky, former President and a consultant to InMedica, and Mr. Ruben are continuing to work on the development of the working prototype and on additional medical applications of this technology. The Company intends to conduct clinical trials of the prototype as soon as feasible. The Company has previously announced its willingness to consider strategic alliances and partnerships for the production and marketing of any product or products which may result from this technology.

(4) Regulation S Offering. During October, 1995, the Company prepared a Regulation S offering to be used in seeking foreign investors for approximately 900,000 shares of its Series A Preferred Stock. If successful, the Company seeks to raise a minimum of $1,000,000 and a maximum of approximately $4,026,393. If successful, the monies raised would be used to fund research and development, retire debt and to seek opportunities for acquisitions or mergers. There are, however, no present plans, commitments or agreements to engage in any
acquisition, merger, consolidation or other reorganization.   To date, there are
no offers to purchase shares offered in the Regulation S offering.

Item 6.   Exhibits and reports on Form 8-K:

     Exhibits:

(3)   a- Articles of Amendment filed June 16, 1995;
      b-Articles of Amendment filed September 25, 1995
        (relating to authorization of the class and series of preferred stock)

(10) a- Settlement Agreement with Eric Welling b- Settlement Agreement with Clint Newman c- Settlement Agreement with J. Lynn Smith
      d- Commercial Security Agreement between Larry E.
         Clark and InMedica Development Corporation
      e- Agreement between InMedica Development Corp.
         Paul J. Diehl and Paul W. Ruben dated 11/6/95

(27) Financial Data Schedule

     Reports on Form 8-K:  None

                                   SIGNATURES
                                   ----------

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INMEDICA DEVELOPMENT CORPORATION



                                By Larry E. Clark, Chairman



Date: Sept. 10, 1995            By Richard Bruggeman, Treasurer

                                    EXHIBITS


Exhibits filed with the Form 10-QSB of InMedica Development Corporation, SEC File No. 0-12968:



Exhibit No.                   SB Item No.             Description
----------------------------  -----------  ---------------------------------

   1                             (3)       Articles of Amendment filed
                                           June 16, 1995

   2                             (3)       Articles of Amendment filed
                                           September 25, 1995

   3                            (10)       Settlement Agreement between
                                           Eric Welling and InMedica
                                           Development Corporation dated
                                           September 27, 1995

   4                            (10)       Settlement Agreement between
                                           Clint Newman and InMedica
                                           Development Corporation dated
                                           September 25, 1995 and Addendum

   5                            (10)       Settlement Agreement between
                                           J. Lynn Smith and InMedica
                                           Development Corporation dated
                                           September 25, 1995 and Addendum

   6                            (10)       Commercial Security Agreement
                                           Larry E. Clark and InMedica
                                           Development Corporation

   7                            (10)       Purchase and Settlement Agreement
                                           between InMedica Development
                                           Corporation, Paul J. Diehl, and
                                           Paul W. Ruben dated November 6,
                                           1995

   8                            (27)       Financial Data Schedule