Form 10KSB
period 1995-12-31
INMEDICA DEVELOPMENT CORP
filed 1996-04-15
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-KSB

               Annual Report Pursuant to Section 13
          or 15(d) of the Securities Exchange Act of 1934

            For the Fiscal Year Ended December 31, 1995

                    Commission File No. 0-12968

                 INMEDICA DEVELOPMENT CORPORATION

           Utah                            87-0397815
(State of Incorporation)     (I.R.S. Employer Identification No.)

                 495 East 4500 South, Suite 230
                 Salt Lake City, Utah 84107
                 Telephone:  (801) 261-5657

Securities Registered Pursuant to Section 12(g) of the Act:

                                   Name of each Exchange
Title of Each Class                 on which Registered

Common Stock, $.001 par value             None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for
the past 90 days.    X    yes           no

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation SB contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB [ ]

Issuer's Revenues for its most recent fiscal year: $693,440

The aggregate market value of voting stock held by nonaffiliates of the registrant as of April 4, 1996 was approximately $5,295,020. The number of shares outstanding of the issuer's common stock, $.001 par value, as of April 4, 1996 was 7,483,903.
DOCUMENTS INCORPORATED BY REFERENCE: None
Item 1.  Business     General.  InMedica Development Corporation
("InMedica") was incorporated as a Utah corporation on June 16, 1983. During the last three fiscal years, InMedica's primary business activity has been the operation of the business of MicroCor, Inc. ("MicroCor"), a wholly owned subsidiary, which was acquired effective December 31, 1985 and the refinancing of its debt. During 1993-1994, the Company considered, but did not complete, the acquisition of a privately held company (See "Expiration of Letter of Intent to Acquire Clinical Innovation Associates, Inc.").

     MicroCor was incorporated in 1981 under the name Alta Systems, Inc. as a Utah corporation for the purpose of designing, manufacturing and marketing hardware and software for the medical field, particularly relating to monitoring functions. MicroCor is presently engaged in research and development of an experimental device to measure hematocrit non-invasively (see "Product Development"). MicroCor has historically been engaged in the development or sale of certain medical technology products.
Royalty income received by MicroCor from the development and sale of certain technology pursuant to a contract with Johnson & Johnson Medical, Inc. is presently InMedica's only material revenue source (see "Principal Products").

     Change in Control. Effective April 11, 1995, Larry E. Clark purchased 1,000,000 shares of common stock of the Company from Allan L. Kaminsky for $100,000. The acquisition of shares gave Mr. Clark a total stock ownership of 1,143,000 shares or 15% of the issued and outstanding stock of the Company. (See Item 11- "Security Ownership of Certain Beneficial Owners and Management" for a description of certain options subsequently granted to Mr. Clark.) Simultaneously with the stock purchase and sale, Dr. Kaminsky resigned as an officer and director of the Company and Mr. Clark was appointed by the board of directors as chairman of the board, director, president and chief executive officer of InMedica. Dr. Kaminsky continues to work with the Company to provide significant technical assistance.

     Preferred Stock. Effective June 16, 1995, the shareholders of the Company adopted Articles of Amendment to its Articles of Incorporation authorizing the issuance of up to 10,000,000 shares of Preferred Stock and authorizing the board of directors to fix and determine the relative rights and preferences of the shares including dividend rights, price of issuance, liquidation rights, any redemption rights, conversion rights, and any voting rights. Effective September 25, 1995, the Board of Directors authorized the issuance of up to 1,000,000 shares of Preferred Stock, to be designated "Series A", $4.50 par value (the "Series A Preferred Stock") at a price of $4.50 per share. Shares of the Series A Preferred Stock are convertible to common stock of the Company in the following amounts during the time periods indicated: six common shares per share of Series A Preferred Stock through October 1, 1996; three common shares per share of Series A Preferred Stock from October 2, 1996 through October 1, 1997; and one and one half common shares per share of Series A Preferred Stock after October 1, 1997. The holders of the Series A Preferred Stock are entitled to cumulative cash dividends at the annual rate of eight percent (8%) per annum ($.36 per share per annum) or $.09 per share per quarter, payable on or before the following dates: January 31, April 30, July 31, and October 31 of each year. Dividends on the Preferred Stock are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid. If any dividends on the Series A Preferred Stock are not paid or set apart when due, the deficiency is cumulative and is required to be fully paid and set apart before any other dividend is paid. In the event of any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Corporation (excluding accumulated dividends payable on any class or series of stock), the holders of the Series A Preferred Stock are entitled to receive, out of the remaining net assets of the Corporation, the amount of $4.50 in cash for each share of Series A Preferred Stock, plus an amount equal to all dividends accrued and unpaid on each such share up to the date fixed for distribution, before any distribution is made to the holders of any class of the common stock of the Corporation. The Company presently has outstanding an aggregate of 83,884 shares of its Series A Preferred Stock, held by 15 Preferred Stockholders.

     Regulation S Offering. During October, 1995, the Company prepared a Regulation S offering to be used in seeking foreign investors for approximately 900,000 shares of its Series A Preferred Stock. If successful, the Company seeks to raise a minimum of $1,000,000 and a maximum of approximately $4,026,393 and monies raised would be used to fund research and development, retire debt and to seek opportunities for acquisitions or mergers. There are, however, no present plans, commitments or agreements to engage in any acquisition, merger, consolidation or other
reorganization.   To date, there are no offers to purchase shares
pursuant to the Regulation S offering.

     Bank Loan. Effective August 31, 1995, the Board of Directors approved borrowing funds from a commercial bank. During September, 1995, the bank approved a loan of $500,000 to the Company bearing interest at prime plus 1 1/4%. The initial interest rate is 10% per annum. Principal and interest payments are due quarterly, with $12,500 principal plus accrued interest, payable at the end of each quarter. The entire remaining unpaid balance of principal and interest is due and payable on August 1, 1998. Larry E. Clark, President and Director of the Company, is a co-obligor on the loan. The Company expects debt service (including principal and interest payments) during the first year to be approximately $95,000. Payment of the bank loan is secured by an assignment of the Johnson & Johnson Medical, Inc. Agreement, which is available to the bank as security in the event of a Company default on the bank loan.
The Company considers the loan to be well secured with over $1,000,000 of additional collateral supplied by the Company's president, Larry E. Clark. In consideration of the collateral provided by Mr. Clark, the Board of Directors has granted Mr. Clark, effective October 16, 1995, non-qualified options to purchase 500,000 shares of the Company's common stock at a price of $.30 per share, exercisable for 10 years. The Company has also granted Mr. Clark a security interest in the Johnson & Johnson Medical Agreement to secure him for any liability or loss he may suffer as a result of placing his collateral and credit at risk.

     Debentures. The Company sold $300,000 of Series A convertible debentures in 1990 and $800,000 of Series C convertible debentures in 1991. Upon maturity, the Company was required to redeem 100 percent of the original purchase amount of the debentures plus any unpaid accrued interest. These unsecured debentures bore an interest rate of ten percent through September 30, 1992. On March 3, 1993, the Board of Directors authorized an increase in the interest rate on the debentures to 15 percent effective October 1, 1992. The Series A debentures matured on December 31, 1993 and the Series C debentures matured on June 30, 1994. During August, 1995, the Company made an exchange offer with the debenture holders pursuant to which it offered to exchange two shares of common stock for each dollar of principal and interest owing on the debentures. The offer was not accepted by any of the debenture holders.

     During September and October, 1995, the Company made exchange offers with the debenture holders pursuant to which it offered to pay each debenture holder approximately 50% of the principal and accrued interest owing on each debenture in cash and to satisfy the balance by issuance of restricted shares of the Series A Preferred Stock, offered pursuant to Regulation D of the regulations of the Securities and Exchange Commission. Pursuant to the Company's offers, 13 debenture holders made the exchange and received, collectively, 67,633 shares of Preferred Stock and cash payments totalling $304,356. Two other debenture holders settled litigation against the Company over the debentures for an aggregate of 16,251 shares of Preferred Stock and aggregate payments of $73,129. An additional debenture holder settled litigation as to his debentures for a cash payment of $79,255 (80% of principal and accrued interest owing). Another debenture holder settled his debenture for a promissory note for 80% of the principal and accrued interest owing on the debenture ($36,526) payable nine months from the date of settlement.

     Following these exchanges and settlements, the Company had debenture indebtedness outstanding of $141,075, owing to four persons. The Debentures were originally convertible to common stock at the rate of $1.00 of accrued interest and principal owing per one share of common stock. The conversion rate of the remaining debentures, however, was adjusted to a lower rate of one share of common stock per $.75 owed under the debentures based on the issuance of the Series A Preferred Stock which carries a first year conversion rate of $.75 per share (six common shares per Preferred Share). Debenture Debt not converted to Preferred Stock pursuant to the above described offering to debenture holders, is consequently convertible to common stock at the rate of one share per $.75 owing.

     During March, 1996, the Company paid the full amount owing on the debenture of Larry E. Clark by a cash payment of $23,337.60. During March and April, 1996, the Company received notice of conversion of debentures to common stock from the remaining three debenture holders. The conversion notices are expected to result in the issuance of an aggregate of 164,161 shares of common stock in satisfaction of $123,121 in remaining debenture debt.

     J & J Medical Agreement. The Company reached an agreement dated June 15, 1995, with Johnson & Johnson Medical, Inc., a New
Jersey corporation, ("JJMI").   The Agreement replaced the
Company's agreement dated July 18, 1989 with Critikon, Inc. which had obligated Critikon to pay a royalty to the Company based on certain technology MicroCor had licensed to Critikon. The new Agreement commits JJMI to pay a royalty to the Company for each specified PLUS Vital Signs Monitor (the "Dinamap PLUS Monitor") sold by JJMI to unaffiliated third parties. In consideration of the royalty, the Company has granted JJMI nonexclusive worldwide license to the technology. Under the terms of the new Agreement, the Company expects to receive an increased per unit royalty rate when compared to the prior agreement. The new royalty rate was effective as of January 2, 1995.

     Under the new Agreement, JJMI is obligated to retain records for at least three years after the end of each royalty period. MircoCor has the right to audit the records upon reasonable notice. Sales are reported and royalties are paid quarterly to InMedica three months after the end of the quarterly period in question. In the event the technology licensed by MicroCor should be found to infringe any valid patent rights of others, pursuant to an opinion of counsel, then JJMI is authorized to settle with such third parties and deduct the amount of the settlement from royalties due MicroCor, not to exceed one half of the royalties owing to MircoCor. In the event JJMI took a license or made a lump sum settlement to settle any dispute, the amount of abatement of the royalty payable to MicroCor would be subject to good faith negotiation.

     The new Agreement continues so long as JJMI sells Dinamap PLUS Monitors, but may be terminated upon the dissolution, winding up, bankruptcy or material breach of contract of either party.

     Expiration of Letter of Intent to Acquire Clinical Innovation Associates, Inc. On April 30, 1994, a Letter of Intent dated September 29, 1993, to acquire Clinical Innovation Associates, Inc. ("Clinical Innovation"), expired of its own terms. Among other things, completion of the acquisition was contingent upon the elimination of certain indebtedness of InMedica, approval by InMedica's shareholders and satisfactory due diligence by both
companies.    Although shareholder approval was obtained, Clinical
Innovation determined, after much consideration, not to finalize the transaction due to then uncompleted discussions between InMedica and Critikon (now, JJMI) regarding royalty payments and the then unknown impact of those discussions on the future royalty income of InMedica.

     Principal Products. During the years 1986 and 1987, MicroCor developed, manufactured and marketed a portable electrocardiograph ("ECG") monitor. About 450 units were manufactured and sold. In July 1989, MicroCor signed a research and development contract with Critikon (predecessor to JJMI), to develop a medical instrument which would incorporate and enhance the technologies already developed in the MicroCor portable ECG monitor and combine them with technologies developed by Critikon. The research and development portion of the contract was completed in July 1990, and resulted in the design of a new product line. Critikon manufactures and markets the new product line under the name Dinamap Plus(TM). MicroCor is the beneficiary of royalty income based upon a specified amount per unit sold.

     The chart below details sources of total operating revenues of InMedica for each of the three years in the period ended December 31, 1995. Royalty revenues were generated exclusively from the
agreement with Johnson & Johnson Medical, Inc.   See "J & J Medical
Agreement" for a description of a royalty contract of the Company and Johnson & Johnson Medical, Inc.

                             1995         1994        1993

Royalty revenue              $693,440   $650,000    $389,250
Sales of ECG products           -          -           2,964
Total Operating Revenues     $693,440   $650,000    $392,214
                             ========    ========   ========

The 1994 figures shown above include royalties for five quarterly periods as compared to four quarterly periods for the 1995 and 1993 totals; see Item 6, Management's Discussion and Analysis - Results of Operations.

     Government Regulation. Medical products may be subject to regulation by the Food and Drug Administration (the "FDA") pursuant to the Federal Food, Drug and Cosmetic Act and other federal and state laws regarding the regulation, manufacture and marketing of products in which InMedica may be involved. The laws of foreign nations may also apply to any international marketing of such products. To the extent InMedica has acquired or developed an interest in medical products or the companies manufacturing such products, InMedica's business may be indirectly affected by such regulation. As the manufacturer of the Dinamap Plus(TM) (see "Principal Products") Critikon was responsible for obtaining FDA 510(K) approval on that new product line. Testing of the Company's non-invasive hematocrit technology is subject to prior approval and supervision of an Internal Review Board of a medical facility overseeing the testing. Marketing of any new product line which might be developed based on the Company's non-invasive hematocrit device would be subject to prior approval by the FDA.

     Product Development.   For the past six years, the Company has
conducted research on a method for measuring hematocrit non-invasively (without drawing blood) and has applied for patents covering this technology. Hematocrit is the percentage of blood volume made up by red blood cells and is a common laboratory test currently performed invasively by drawing a blood sample from the patient. More than a year ago, Dr. Paul J. Diehl, a principal shareholder of the Company, hired an electrical engineer, Paul W. Ruben, to conduct additional research and development on the Company's non-invasive hematocrit technology. After evaluating Ruben's engineering work, and after review and negotiations, the Company determined that the research had resulted in significant progress and agreed to purchase the technology. The Company made the purchase for $200,000 on November 6, 1995. In exchange, Dr. Diehl and Mr. Ruben transferred a portable prototype and their research information relating to measuring hematocrit non-invasively to the Company. They agreed not to compete with InMedica and agreed not to disclose the information for a period of five years from the date of the agreement. Further, Mr. Ruben agreed to consult with InMedica on an ongoing hourly basis in continued research and development of the project, at the Company's direction. The Company paid Dr. Diehl and Mr. Ruben $98,000 total at the closing and signed a promissory note for an additional $102,000, total, payable in four equal quarterly installments
beginning January 15, 1996.   Dr. Allan Kaminsky, former President
InMedica, and Mr. Ruben are continuing to work on the development and calibration of the working prototype and on additional medical applications of this technology.

     During January, 1996, the Company began gathering data necessary to provide calibration for its hematocrit measuring device. The device is an enhancement of the Company's patented technology and the purpose of the data gathering was to authenticate engineering expectations arising from the development of the device. The first round of data acquisition involved 351 known hematocrit records, primarily distributed in the range of normal, healthy individuals. The device recorded an average error of less than two hematocrit points with a correlation coefficient of 0.86 on a test sample of 125 hematocrits. Although the number of data records considered in the first round was small, the
results were considered encouraging.   The Company intends to
initiate a second round of data acquisition to both increase the number of data records over the normal range and to extend the range to incorporate the entire spectrum of hematocrit values that may be encountered in a clinical situation.

     Based on the results of this first round of data testing, the Company believes the accuracy and reliability of the device can be increased. However there is no guarantee that the instrument's performance will be improved and be reliable for clinical use. If the second round of calibration and data testing is successful, it will then be necessary to enter into formal clinical validation studies. The prototype is not yet suitable for commercialization. Testing as outlined above, must be completed in order to establish both the technical and commercial viability of the proposed product. This will require additional funding as to which the Company has no commitments and no time frame can consequently be placed on when or if commercialization of the device will occur. The Company has previously announced its willingness to consider strategic alliances and partnerships for the design, manufacturing and marketing of any products which may result from this non-invasive blood testing and monitoring technology.

     Patents. As of December 12, 1995, the Company's application for a patent entitled "Method and Apparatus for Non-Invasively Determining Hematocrit," was allowed by the U.S. Patent Office.
The Patent is expected to issue within a few months as a matter of course and should be valid for a term of 17 years. The Company has filed an application for an additional patent which claims priority from October 4, 1990, the date of filing of the Company's "Method and Apparatus for Non-Invasively Determining Hematocrit. If the second patent is granted, its patent term is expected to run from October 4, 1990 for a period of 17 years.

     Raw Materials. Materials and electronic components used in the production and development of ECG monitors and like products are components readily available through various suppliers.

     Competition. InMedica is not presently a significant factor in the medical products industry and does not presently compete directly in the medical products field. The medical products industry is dominated by large and well established corporations with vastly greater financial and personnel resources than those of InMedica. There can be no assurance that the companies and products in which InMedica has an interest will be able to compete profitably in the marketplace. Further, there is no assurance that the Company will be able to complete research, development and marketing of its hematocrit technology prior to any competitors who may be developing competing technologies.

     Research and Development Costs. Research and development costs for the two years ended December 31, 1995 and 1994, were $ 203,417 and $ 0, respectively. None of the expenses shown were incurred on customer-sponsored research activities relating to the development of new products.

     Employees. InMedica and MicroCor had four part time employees as of December 31, 1995.

Item 2.  Properties

     Office Lease. The Company has leased an 1,100 square foot office space located in Murray, Utah for a one year term, beginning July 1, 1995, with an option to renew the lease for two additional one year terms. The monthly rental on the space is $1,054.17, subject to adjustment in subsequent terms according to increases in the Consumer Price Index.

Item 3.  Legal Proceedings.

      Effective September 25, 1995, the Company settled litigation with Clinton B. Newman and J. Lynn Smith by issuing them 5,243 and 11,008 shares of its Series A Preferred Stock, respectively, and paying them $23,595 and $49,534, respectively in exchange for settlement of their lawsuit on the debentures and full satisfaction of their debentures. Newman and Smith have delivered Stipulations of Dismissal with respect to the suit to the Company. As additional consideration for their participation in the settlement agreement, the Company agreed to issue to Newman and Smith, additional shares of common stock of the Company equal to the number of conversion shares they received upon exercise of their conversion rights under the Series A Preferred Shares during the period October 1, 1996 through October 1, 1997. The right to receive such additional shares expires if the parties do not exercise their conversion rights during the period in question. Effective September 27, 1995, the Company paid Eric Welling $79,255 to settle outstanding debenture obligations of $99,069 owing to him and the lawsuit he had brought to collect amounts owing to him.
Dr. Welling also delivered a Stipulation of Dismissal of the litigation he had brought against the Company, in connection with the settlement.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                            PART II

Item 5.  Market for the Registrant's Common Stock and Related
Security Holder Matters.

     (a)  Price Range of Common Stock.

     The Common Stock of InMedica is traded in the over-the-counter market and is quoted on the "NASD OTC Bulletin Board". The following table sets forth, for the calendar quarters indicated, the high and low closing bid prices for the InMedica Common Stock as reported by the NASD OTC Bulletin Board. These quotations represent prices between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

                                           Bid Price
         Quarter Ended                   High      Low

March 31, 1994                            .69       .25
June 30, 1994                             .44       .13
September 30, 1994                        .22       .06
December 31, 1994                         .16       .03

March 31, 1995                            .15       .03
June 30, 1995                             .40       .03
September 30, 1995                        .44       .09
December 31, 1995                         .35       .09

March 31, 1996                           1.00       .13

     As of March 20, 1996, there were approximately 560 record holders of InMedica Common Stock. Such record holders do not include individual participants in securities position listings. The Company also has 15 holders of its Series A Preferred Stock. There is no public market for the Series A Preferred Stock (See "Preferred Stock").

     InMedica has not paid any cash dividends on its Common Stock since organization. For the foreseeable future, InMedica expects that earnings, if any, will be retained for use in the business or be used to retire obligations of the Company. For information as to the Company's obligation to pay dividends on Preferred Stock, see "Preferred Stock."

Item 6. Management's discussion and analysis of financial condition and results of operations.

     Liquidity and Capital Resources. For the years ended December 31, 1995 and 1994, operating revenues were generated from royalty income received from J & J Medical Inc. This revenue may not be sufficient to sustain operations over time and may be inadequate to retire bank debt when it comes due (See "Business - General"). InMedica intends to continue to look for other funding sources.

     InMedica achieved profitable operations for the first time since its organization during the last two fiscal years, but has a stockholders' deficit of $397,640 as of December 31, 1995. In order for InMedica to continue its research and development activities, it may require additional financing, for which it has no commitments. It is impossible to estimate the amount of the J & J Medical royalties which may be received in the future.

     Results of Operations. Significant operating revenues have been derived only from royalties during the two-year period ended December 31, 1995. During the years ended December 31, 1995 and 1994 royalty revenue totaled $693,440 and $650,000, respectively. Pursuant to the Company's revenue recognition policy and as a result of the timing of the receipt of the Company's royalties, the Company included five quarterly royalty payments in 1994 as compared with four quarterly royalty payments in 1995. Revenues during the year ended December 31, 1995 increased when compared to the same period in 1994 as a result of royalties paid based on sales by J & J Medical, Inc. of the DINAMAP (TM) PLUS vital signs monitor. InMedica cannot, however, predict how long and how much royalty revenue it may receive from J & J Medical, Inc. Future royalty revenue is dependent upon the continued sales of the product line by J & J Medical, Inc. which includes MicroCor's base technology.

     The net income of $331,704 for the year ended December 31, 1995, resulted primarily from increased royalties from J & J Medical, Inc. and a $197,901 extraordinary gain during the year from the settlement of payables related to payroll and consulting fees and convertible debenture debt. The net income of $301,239 for the year ended December 31, 1994 resulted from increased royalties from J & J Medical, Inc. while at the same time the Company curtailed operations and research and development expenditures due to cash flow restrictions.

     General and administrative expenses were higher during the year ended December 31, 1995 ($216,264) as compared to the year ended December 31, 1994 ($163,946), due primarily to expenses associated with the elimination of debt, the cost of new office space and other administrative expense associated with the expanded activity of the Company. Research and development expenses were $203,417 and $0 for the years ended December 31, 1995 and 1994, respectively. Insufficient cash flow precluded research and development activity during 1994. During 1995, the Company purchased certain research and development efforts completed by third parties (see "Product Development") for $200,000.
Item 7.               Financial Statements.              Page(s)

  Report of Independent Public Accountants                13

   Consolidated Balance Sheet as of December 31, 1995     14

   Consolidated Statements of Operations for the
   years ended December 31, 1995 and 1994                 15

   Consolidated Statements of Stockholders' Deficit
   for the years ended December 31, 1995 and 1994         16

   Consolidated Statements of Cash Flows for the
   years ended December 31, 1995 and 1994                 17,18

  Notes to Consolidated Financial Statements              19-26







                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To InMedica Development Corporation:

We have audited the accompanying consolidated balance sheet of InMedica Development Corporation (a Utah corporation) and subsidiary as of
December 31, 1995, and the consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InMedica Development Corporation and subsidiary as of December
31, 1995, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, while the Company generated net income in 1995 and 1994, historically it has not achieved profitability and there can be no assurance of profitability in the future. The
Company s sole source of revenue is a royalty arrangement which is based upon marketing and sales activity of a third party and there can be no assurance as to continuing royalty receipts. Further, as of December 31, 1995, the Company had an accumulated deficit of $6,805,049 and a total stockholders deficit of $397,640. These conditions raise substantial doubt about the Company s ability to continue as a going concern. Management s plans in regard to these matters also are discussed in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


ARTHUR ANDERSEN LLP


Salt Lake City, Utah
  March 27, 1996

             INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                       CONSOLIDATED BALANCE SHEET

                         AS OF DECEMBER 31, 1995


                                 ASSETS




                             CURRENT ASSETS:



  Cash
$   113,732


  Royalties receivable
  227,520


  Prepaid expenses and other current assets
   26,716



- -----------


         Total current assets
  367,968






EQUIPMENT AND FURNITURE, at cost, less accumulated depreciation of $249,045

    4,070





OTHER ASSETS
    2,196



- -----------







$   374,234



===========


                  LIABILITIES AND STOCKHOLDERS' DEFICIT




CURRENT LIABILITIES:



  Related-party notes payable
$   138,526


  Current portion of notes payable
   50,000


  Convertible debentures due to related parties
   22,768


  Convertible debentures
  118,306

  Accrued interest
    8,723


  Accrued payroll
    7,399


  Accounts payable
    3,652



- -----------


         Total current liabilities
  349,374



- -----------






NOTES PAYABLE, less current portion
  422,500



- -----------






COMMITMENTS AND CONTINGENCIES (Notes 1, 2 and 7)







STOCKHOLDERS' DEFICIT:



  Common stock, $.001 par value; 20,000,000 shares authorized;
    7,483,903 shares outstanding

    7,484


  Preferred stock, 10,000,000 shares authorized;
Series A preferred
    stock, cumulative and convertible, $4.50 par value, 1,000,000 shares designated, 83,884 shares outstanding


  377,478


  Additional paid-in capital
6,022,447


  Accumulated deficit
(6,805,049)



- -----------


         Total stockholders' deficit
 (397,640)



- -----------






$   374,234



===========








       The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.
             INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994








   1995
   1994







ROYALTY REVENUES
$  693,440
$  650,000



- ----------
- ----------







OPERATING EXPENSES:




  General and administrative
  216,264
  163,946

  Research and development
  203,417
      -



- ----------
- ----------


          Total operating expenses
  419,681
  163,946



- ----------
- ----------







INCOME FROM OPERATIONS
  273,759
  486,054



- ----------
- ----------







OTHER EXPENSE:




  Interest expense
 (137,310)
 (186,328)


  Miscellaneous (expense) income
   (2,646)
    1,513



- ----------
- ----------


          Total other expense, net
 (139,956)
 (184,815)



- ----------
- ----------







INCOME BEFORE EXTRAORDINARY GAIN
  133,803
  301,239












EXTRAORDINARY GAIN FROM EXTINGUISHMENT
OF DEBT,
  net of applicable income taxes of $0
(Note 9)

  197,901

      -



- ----------
- ----------







NET INCOME
$  331,704
$  301,239



==========
==========


NET INCOME PER COMMON SHARE:




  Income before extraordinary gain from
    extinguishment of debt

   $      .02

   $      .04


  Extraordinary gain from
extinguishment
    of debt

      .02

      -



- ----------
- ----------







NET INCOME PER COMMON SHARE
   $      .04
   $      .04



==========
==========


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING

7,822,194

7,442,668



==========
==========







       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.
             INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994










    Common
Stock
  Shares
Amount
Series A
  Preferred
Stock
 Shares
 Amount
Additional
Paid-in
 Capital

Accumulate
d
  Deficit

Total
Stockholder
s'
   Deficit















BALANCE,
  December 31,
1993

7,238,339

$7,238

  -

$    -

$5,992,700

$(7,430,442
)

$(1,430,504)












  Stock options
    exercised

236,064

 236

  -

   -

  27,669

      -

    27,905












  Net income
    -
 -
  -
   -
     -
  301,239
   301,239



- ---------
- ------
- ------
- --------
- ----------
- -----------
- -----------











BALANCE,
  December 31,
1994

7,474,403

7,474

  -

   -

 6,020,369

(7,129,203
)

(1,101,360)












  Stock options
    exercised

  4,500

    5

  -

   -

     333

      -

       338











  Issuance of
    Series A
    preferred
stock


    -


 -


83,884


377,478


     -


      -


   377,478











  Stock issued
as
    compensation
for
    services
rendered


  5,000


   5


  -


   -


   1,745


      -


     1,750












  Dividends paid
on
    preferred
stock

    -

 -

  -

   -

     -


(7,550)

    (7,550)












  Net income
    -
 -
  -
   -
     -
  331,704
   331,704



- ---------
- ------
- ------
- --------
- ----------
- -----------
- -----------


BALANCE,
  December 31,
1995

7,483,903

$7,484

83,884

$377,478

$6,022,447

$(6,805,049
)

$  (397,640)



=========
======
======
========
==========
===========
===========




                   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.
                                        Page 1 of 2

             INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                       Increase (Decrease) in Cash





   1995
   1994


CASH FLOWS FROM OPERATING ACTIVITIES:




  Net income
$   331,704
$   301,239


  Adjustments to reconcile net income
to net
    cash provided by (used in)
operating activities-




      Depreciation and amortization
   31,526
   27,351


      Expense related to stock issued
as
        compensation for services
rendered

    1,750

      -


      Gain on sale of equipment and
furniture
   (5,727)
      -


      Extraordinary gain from
extinguishment of debt
 (197,901)
      -


      Issuance of note payable to
related party
        in connection with payment for
research and
        development efforts


  102,000


      -


      Change in assets and liabilities-




        Decrease (increase) in
royalties receivable
   73,855
 (301,375)


        Decrease in inventory
      -
    1,200


        (Increase) decrease in prepaid
expenses
          and other

   (1,692)

    2,453


        Decrease in other assets
      -
    6,895


        (Decrease) increase in accounts
payable
  (52,949)
   15,941


        (Decrease) increase in accrued
payroll
   10,998
  (23,940)


        Decrease in accrued interest
 (134,679)
 (127,624)


        Decrease in royalties payable
      -
   (5,698)



- -----------
- -----------


          Net cash provided by (used
in)
            operating activities

  158,885

 (103,558)



- -----------
- -----------


CASH FLOWS FROM INVESTING ACTIVITIES:




  Proceeds from sale of equipment and
furniture
    6,200
      -


  Purchase of equipment and furniture
   (4,449)




- -----------
- -----------


          Net cash provided by
investing activities
    1,751
      -



- -----------
- -----------


CASH FLOWS FROM FINANCING ACTIVITIES:




  Proceeds from issuance of common
stock
      338
   27,905


  Principal payments on convertible
debentures
 (454,254)
      -


  Principal payments on convertible
debentures
    due to related parties

  (61,018)

   (2,936)


  Preferred stock dividends paid
   (7,550)
      -


  Proceeds from issuance of note
payable
  485,000
      -


  Principal payments on notes payable
  (12,500)
      -



- -----------
- -----------






           Net cash (used in) provided
by
             financing activities

  (49,984)

   24,969



- -----------
- -----------







NET INCREASE (DECREASE) IN CASH
  110,652
  (78,589)







CASH AT BEGINNING OF THE YEAR
    3,080
   81,669



- -----------
- -----------







CASH AT END OF THE YEAR
$   113,732
$     3,080



===========
===========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.
                        Page 2 of 2

             INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994










SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:









  Cash paid during the year for
interest
$   273,821
$   313,952



===========
===========







SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND
  FINANCING ACTIVITIES:








    During 1995, certain holders of convertible debentures converted $377,478 of principal and accrued interest related to the debentures into 83,884 shares of Series A preferred stock (see Note 2).

    During 1995, the Company paid $98,000 in cash and issued a note payable for
      $102,000 to a stockholder and another individual to purchase certain technology that enhanced the Company s existing development efforts with respect to its Non-Invasive Hematocrit Technology.



































       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.
                    INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)  NATURE OF THE BUSINESS AND
       SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

InMedica Development Corporation ( InMedica ) and its wholly owned subsidiary, MicroCor, Inc. ( MicroCor ) (collectively the
 Company ) historically have engaged in the research, development and sale of medical technology and fund raising to support such activity. During the years 1986 and 1987, MicroCor developed and marketed a portable electrocardiograph ( ECG ) monitor and manufactured and sold about 450 units. In July 1989, MicroCor signed a research and development contract with a predecessor of Johnson and Johnson Medical, Inc. ( Johnson and Johnson ), for further development of the ECG technology. As a result of the agreement, Johnson and Johnson now manufactures and markets a product line under the name of Dinamap Plus (TM) which incorporates the Company s ECG technology. During 1995, the Company completed what it believes was a favorable renegotiation of the Johnson and Johnson agreement. As a result of increased royalty revenues received, the issuance of preferred stock and a bank loan secured with collateral provided by the Company s president and chief executive officer, the Company was able to retire or refinance most of its debt during 1995.

Since 1989, the Company has also engaged in research and development of a device to measure hematocrit non-invasively (the
 Non-Invasive Hematocrit Technology ). The Company s patent application on certain aspects of its Non-Invasive Hematocrit Technology was allowed on December 12, 1995 and other patent applications are expected to be filed in 1996. Hematocrit is the percentage of red blood cells in a given volume of blood. At the present time, the test for hematocrit is performed invasively by drawing blood from the patient and testing the blood sample in the laboratory. Initial testing of the Company s Non-Invasive Hematocrit Technology on limited samples has been favorable. However commercialization of the Non-Invasive Hematocrit Technology is dependent upon additional testing, Food and Drug Administration approval, financing of further research and development and, if warranted, financing of manufacture and marketing.

Royalties received from the Johnson and Johnson agreement are presently the Company s sole source of revenue and the Company is not able to estimate the duration or amount of future royalties from the Johnson and Johnson agreement. Accordingly, there can be no assurance as to continuing royalty receipts. As of December 31, 1995, the Company had an accumulated deficit of $6,805,049 and a stockholders deficit of $397,640. These conditions raise substantial doubt as to the Company s ability to continue as a going concern. The Company s continued existence is dependent upon its ability to achieve a viable operating plan.

Management s operating plan includes continuing to search for financing alternatives, including the formation of strategic alliances or partnerships to continue research and if warranted, the manufacture and sale of products developed from the Non-Invasive Hematocrit Technology. However, at present, the Company has no commitments related to these matters.

Principles of Consolidation

The consolidated financial statements include the accounts of InMedica and MicroCor. All material intercompany accounts and transactions have been eliminated.

Revenue Recognition

Royalty revenues are recognized as sales information is received from Johnson and Johnson and cash receipts are assured.

Equipment and Furniture

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The asset cost and accumulated depreciation for property retirements and disposals are eliminated from the respective accounts, and any resultant gain or loss is included in the determination of net income. The cost of major additions and improvements is capitalized while the cost of maintenance and repairs is charged to expense as incurred.

Equipment and furniture consisted of the following at December 31, 1995.








Equipment
$ 242,260


Furniture
   10,855



- ---------



  253,115

Less accumulated
depreciation
 (249,045)



- ---------







$   4,070



=========



Depreciation has been computed using the straight-line method over the three to five year useful lives of the related assets.

Included in equipment and furniture is approximately $249,000 of fully depreciated equipment and furniture. Management plans to dispose of these assets as soon as circumstances permit.

Net Income Per Common Share

The net income per common share computation is based on the weighted average number of shares of common stock outstanding during each year after giving effect to dilutive common stock equivalents.

Income Taxes

The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income
Taxes.   SFAS No. 109 requires that income tax accounts be
computed using the liability method. Deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Recent Accounting Pronouncement

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ( SFAS ) No. 121,
 Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of (effective for years beginning after December 15, 1995). SFAS No. 121 addresses the accounting for: (i) impairment of long-lived assets, certain identifiable intangibles and goodwill related to assets to be held and used, and (ii) long-lived assets and certain identified intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Management of the Company does not expect that the adoption of SFAS No. 121 will have a material impact on the Company s financial position or results of operations.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(2)  CONVERTIBLE DEBENTURES

The Company sold $300,000 of Series A convertible debentures in 1990 and $800,000 of Series C convertible debentures in 1991. These unsecured debentures bore an interest rate of ten percent through September 30, 1992. On March 3, 1993, the Board of Directors authorized an increase in the interest rate on the debentures to 15 percent effective October 1, 1992. The Series A debentures matured on December 31, 1993 and the Series C debentures matured on June 30, 1994. Due to inadequate cash flows, the Company was unable to satisfy the maturity of either the Series A debentures or the Series C debentures. Accordingly, events of default occurred under the Series A and Series C debenture agreements.

During 1995, the Company satisfied the majority of the Series A and Series C convertible debenture obligations and related accrued interest through the issuance of 83,884 shares of Series A preferred stock and cash payments of $377,485. In addition, one debenture holder agreed to exchange his debenture instrument for a cash payment of $79,255 (80 percent of principal and accrued interest owing). Another debenture holder agreed to exchange his debenture instrument for a promissory note for 80 percent of the principal and accrued interest owing on the debenture ($36,526) payable nine months from the date of settlement. During 1995, the Company recorded an extraordinary gain in the amount of approximately $28,000 related to convertible debentures that were settled for less than the principal and interest owing.

The debentures were originally convertible to common stock at the rate of $1.00 of principal and accrued interest owing for one share of common stock. However, during 1995, the conversion rate of the remaining debentures, was adjusted to a lower rate of $.75 of principal and accrued interest owing under the debentures for one share of common stock based on the issuance of the Series A preferred stock which carries a first year conversion rate of $.75 per share (six common shares for one preferred share).

As of December 31, 1995, convertible debentures totaling $141,074 were outstanding and in default. Management anticipates that during 1996, the remaining convertible debentures will be satisfied through the payment of cash or conversion to common stock (at the discretion of the debenture holder). Management believes its current resources are sufficient to satisfy these obligations in cash if the debenture holders should so elect.


(3)  INCOME TAXES

As of December 31, 1995, deferred taxes consisted of the following:

     Net operating loss carryforward   $ 1,085,551

     Future deductible temporary
       differences related to
       compensation, reserves
       and accruals                        259,731
     Less:  valuation allowance        (1,345,282)
                                       -----------

     Net deferred tax asset            $       -
                                       ===========


The Company utilized approximately $338,000 and $301,000 of net operating loss carryforwards in 1995 and 1994, respectively, and therefore recorded no federal or state income tax provisions for the years ended December 31, 1995 and 1994.

At December 31, 1995, the Company has consolidated net operating loss carryforwards for federal income tax purposes of approximately $2,714,000. These net operating loss carryforwards expire at various dates through December 31, 2008. An NOL generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains other provisions which could reduce or limit the availability and utilization of these NOLs. For example, limitations are imposed on the utilization of NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire deferred tax asset of approximately $1,345,000.


(4)  COMMON STOCK

The Company has in place an incentive stock option plan (the "Stock Incentive Plan") for eligible directors and key employees of the Company, covering 1,350,000 shares of the Company's common stock. Under the terms of the Stock Incentive Plan, the options granted may be either incentive stock options as defined in
Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options. A committee composed of disinterested members of the Board of Directors has authority to determine, among other matters, which eligible key employees and directors are to receive options, the price at which the nonqualified options will be granted, the period in which the options are exercisable and the type of options to be granted. The exercise price for the incentive stock options may not be less than 100 percent of the fair market value of the common stock on the date of the grant. The Stock Incentive Plan contains antidilution provisions which provide for adjustments to option prices or quantities in the event of certain changes in the number of outstanding shares of common stock or the capitalization of the Company.

The following table presents the aggregate options granted and exercised under the Stock Incentive Plan during the years ended
December 31, 1995 and 1994.





   1995
   1994







Shares under option, beginning of
year
 788,445
1,213,009







Options exercised at a prices
ranging
  from $.08 to $.15 per share

     -

 (236,064)






Options forfeited at prices ranging
from
  $.60 to $1.00 per share

(201,000)

 (188,500)



- --------
- ---------


Shares under option, end of year,
  at prices ranging from $.08 to
  $.60 per share


 587,445


  788,445



========
=========



At December 31, 1995, options for the purchase of 526,491 shares were available for granting and options for the purchase of 587,445 shares were exercisable under the Stock Incentive Plan.

The Company has in place a formula stock option plan (the "Formula Plan") for eligible directors of the Company, covering 100,000 shares of common stock. A committee of the Board of Directors has the authority to determine, among other matters, the term of the options and the period during which the options are exercisable. Under the terms of the Formula Plan, each member of the committee which administers the Stock Incentive Plan is eligible to receive nonqualified stock options pursuant to a formula set forth in the Formula Plan. The exercise price for options granted shall be 30 percent of the fair market value of the common stock on the date of the grant. The Formula Plan contains antidilution provisions which provide for adjustments to option prices or quantities in the event of certain changes in the number of outstanding shares of common stock or the capitalization of the Company.

There were no options granted under the Formula Plan during the years ended December 31, 1995 and 1994. During 1995, options for the purchase of 4,500 shares of common stock were exercised at prices ranging from $.04 to $.15 per share. At December 31, 1995, there were no shares under option under the Formula Plan and options for the purchase of 95,500 shares were available for granting.

At December 31, 1995, the Company has reserved 1,209,436 common shares for the exercise of options under the two stock option plans described above.

During 1995, the Company granted nonqualified options for the purchase of 1,050,000 shares of common stock at prices ranging from $.30 to $.385 per share to officers, directors, employees and consultants to the Company. A total of 500,000 of these nonqualified options were issued to the Company s president and chief executive officer in consideration of collateral provided by him with respect to the Company s bank loan described in Note
6. All options granted during 1995 vested immediately upon granting and are exercisable through 2005.


(5)  PREFERRED STOCK

During 1995, the Company amended its articles of incorporation to authorize 10,000,000 shares of preferred stock. The Company s board of directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock ("Series A Preferred") with a par value of $4.50 per share. Holders of the Series A Preferred receive annual cumulative dividends of eight percent, payable quarterly, which dividends are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid. Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends. Series A Preferred stockholders also have the right to convert each share of Series A Preferred to the Company's common stock according to the following schedule: $.75 per common share on or before October 1, 1996; $1.50 per common share on or before October 1, 1997 and $3.00 per common share after October 1, 1997. During 1995, the Company issued 83,884 shares of Series A Preferred related to the complete or partial satisfaction of a significant portion of its convertible debentures (see Note 2).

During October 1995, the Company prepared a Regulation S offering to be used in seeking foreign investors for approximately 900,000 shares of its Series A Preferred. If successful, the Company seeks to raise a minimum of $1,000,000 and a maximum of approximately $4,026,000. Funds raised would be used to fund research and development, retire debt and to seek opportunities for acquisitions or mergers. There are, however, no present plans, commitments or agreements to engage in any acquisition, merger, consolidation or other reorganization. To date, there are no offers to purchase shares pursuant to the Regulation S offering.


(6)  NOTES PAYABLE AND RELATED-PARTY NOTES PAYABLE

At December 31, 1995, notes payable and related-party notes payable consisted of the following:




   Loan agreement with a bank, interest
     at prime (8.5 percent at December
     31, 1995) plus 1.25 percent (see
     discussion below)


$ 472,500






   Related-party note payable,
     unsecured, 10 percent interest, due
     on September 28, 1996


   36,526





   Related-party note payable to a
     stockholder and another individual,
     unsecured, 10 percent interest,
     principal and interest due in four
     installments during 1996



  102,000



- ---------



  611,026


  Less current portion
 (188,526)



- ---------







$ 422,500



=========

During September 1995, the Company entered into a loan agreement with a bank. The loan agreement provided for the Company to borrow up to a maximum amount of $500,000 through October 22, 1995. Subsequent to that date, no further advances were available and repayments are to be made in quarterly principal installments of $12,500 plus accrued interest beginning November 22, 1995. The loan agreement is secured by the Company s royalty stream from Johnson and Johnson and a personal guarantee from and real estate owned by the Company s Chief Executive Officer and President. The entire unpaid principal and interest balance is due in full on August 1, 1998.

As of December 31, 1995, the scheduled principal maturities of notes payable and related-party notes payable are as follows:




Year Ending December 31,







       1996
 $188,526


       1997
   50,000


       1998
  372,500



 --------







 $611,026



========



(7)  COMMITMENTS

Operating Lease

During 1995, the Company entered into a one-year, noncancelable operating lease for office space. Total rent expense for office space during 1995 was $6,325. The lease expires in June 1996. The Company has options to extend the lease for two additional years. Commitments for future minimum rental payments under the lease total $6,325 in 1996.


(8) RELATED-PARTY TRANSACTIONS

As discussed in Note 2, the Company sold $300,000 of convertible debentures during the year ended December 31, 1990. Directors and officers of the Company purchased $200,000 of these debentures. Subsequently, certain of these individuals became unrelated parties through their resignation as directors and/or officers of the Company. As of December 31, 1995, approximately $23,000 of convertible debentures are due to the Company s president and chief executive officer.

On November 6, 1995, the Company purchased certain technology that enhanced the Company s existing development efforts with respect to its Non-Invasive Hematocrit Technology from two individuals, one of whom was a principal shareholder of the Company. The technology acquired was accounted for as purchased research and development and expensed accordingly. Of the $200,000 purchase price, $98,000 was paid in cash at closing and a promissory note was signed for the remaining $102,000 payable in four equal installments beginning January 16, 1996 (see Note
6).

During 1995 and 1994, the Company paid interest on the related-
party convertible debentures in the amounts of $45,821 and
$57,616, respectively.
During 1995, the Company paid $30,600 to a director of the
Company and $7,200 to a stockholder and former director of the
Company for consulting services performed in 1985 and 1986.
(9)
EXTRAORDINARY GAIN FROM EXTINGUISHMENT OF DEBT

During 1995, the Company settled certain payroll liabilities which had been accrued in prior years and as a result, the Company recognized an extra-ordinary gain of approximately $170,000. Additionally, the Company recognized an extraordinary gain of approximately $28,000 on the settlement of amounts owed under certain convertible debentures (see Note 2).
Item 8.  Disagreements With Accountants on Accounting and
Financial Disclosures.

There have been no changes in or disagreements with accountants on accounting and financial disclosure, as provided in Regulation
S-B, Item 304.

                               PART III

Item 9.   Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

     Directors and Executive Officers of InMedica. The following table furnishes information concerning the executive officers and directors of InMedica and their business backgrounds for at least the last five years.

     Name                    Age              Director Since

     Larry E. Clark          74                   1995

     John R. Merendino       57                   1995

     David L. Dingman        59                   1995

     Richard Bruggeman       40                   1995

     LARRY E. CLARK - Chairman, Principal Executive Officer and Director of InMedica. Mr. Clark was president of Clark-Knoll & Associates, Inc., a Denver, Colorado, management consulting firm specializing in mergers and acquisitions from 1963 to 1969. He served as president of Petro-Silver, Inc., a small public company based in Salt Lake City, Utah, which engaged in the oil and gas business from 1970 to 1975. From 1975 to 1981 Mr. Clark was president of Larry Clark & Associates, a private company which engaged in a corporate mergers and acquisitions business. In 1981, Mr. Clark formed Hingeline-Overthrust Oil & Gas, Inc., a Utah public company, which merged with Whiting Petroleum Corporation of Denver, Colorado in December, 1983. Mr. Clark served as a director of Whiting Petroleum from 1983 until 1992 when Whiting Petroleum merged with IES Industries and Mr. Clark returned to full time employment as president of Larry Clark & Associates. He is presently also president, principal shareholder and director of The Bud Financial Group, Inc., an inactive public company. Mr. Clark graduated from the U.S. Merchant Marine Academy with a degree in Naval Science in 1943 and received a degree in Business Administration from the University of Wyoming in 1948.

     JOHN R. MERENDINO, M.D. - Director and Nominee for Director of InMedica. Dr. Merendino obtained a D.A. in chemistry from Lafayette College, Pennsylvania in 1960 and an M.D. degree from New Jersey College of Medicine and Dentistry in 1964. He completed his internship and residency at Monmouth Medical Center in New Jersey. From 1976 to 1984 he was an Associate Clinical Professor at the University of Utah School of Medicine. He also served as a member of the residency committee of the University of Utah School of Medicine from 1978 to 1984. He was Chairman of the Division of Orthopedics at Holy Cross Hospital, Salt Lake City, Utah from 1977 to 1984 and Chairman (or Chairman elect) of the Department of Surgery, Holy Cross Hospital. Since 1984, he has been engaged in private practice in Orthopedics and Sports Medicine. He also acts as an independent consultant to the Honolulu Athletic Club, Alta View Sports Medicine Clinic and Diversified Tech Inc. He is also a Director of the Snowbird Clinic, physician to the U.S. Ski Team and a member of the Board of Advisors to Nautilus Physical Fitness Centers. He previously served as the Team Physician to the Salt Lake Golden Eagles and the Salt Lake Gulls, professional sports teams.

     DAVID L. DINGMAN, M.D. - Director of the Company. Dr. Dingman is a Professor of Surgery, Emeritus, at the University of Utah Medical Center. He was Associate Professor and Professor of Surgery from 1989-1993. He was an Attending Staff Surgeon at the Veterans Administration Medical Center, Salt Lake City, Utah from 1984-1989. He also served as Chairman of the Department of Surgery at Holy Cross Hospital in Salt Lake City, Utah from 1986-1989 and as Chairman of the Department of Plastic Surgery at Holy Cross Hospital from 1982-1985. From 1972-1989 he was a Clinical Associate Professor of Surgery at the University of Utah Medical Center. He graduated in pre-med from Dartmouth College in 1957 and received his M.D. degree from the University of Michigan in 1961.

    RICHARD BRUGGEMAN - Director and Secretary/Treasurer and Chief Financial Officer of the Company. Since 1993, he has been employed as Controller of Kitchen Specialties, Inc., a Salt Lake City firm distributing kitchen appliances in the United States and Canada. From 1986 until 1993 he was employed by the Company's subsidiary, MicroCor, Inc. as financial manager. During the period 1983-1985, he was a sole practitioner in accounting and from 1981-1983 he was employed by the Salt Lake City public accounting firm of Robison Hill & Co. He graduated from the University of Utah in 1981 with a B.S. degree in accounting.

     ALLAN L. KAMINSKY, Ph.D., M.D.  - Significant employee of
InMedica.   He holds a B.S. degree in Electrical Engineering from
Newark College of Engineering (June, 1966), M.S. in Electrical Engineering from Columbia University (June, 1967), Ph.D. in Electrical Engineering and Computer Science from Columbia University (April, 1970), and M.D. from the University of Colorado School of Medicine (March, 1976). Dr. Kaminsky is a licensed anesthesiologist practicing medicine and currently affiliated with Cottonwood Hospital Medical Center, Salt Lake City, Utah. From 1985 until 1995 he was Chairman and Chief Executive Officer and Director of MicroCor and InMedica. From March 1976, through January 1979, he conducted a research study for CitiBank, N.A., and also acted as an independent consultant. During 1974, he was a Senior Member of the Technical Staff designing a Pascal Compiler for Control Data Corporation and was an independent contractor in the Mauchly-Wood Systems Corporation. From 1972-1974, he was Chief Scientist and Director of the Gemini Systems Corporation. He was also an Assistant Professor of Electrical Engineering and Computer Science while at the University of Colorado. He has been an Assistant Professor in the College of Medicine of the University of Utah. He was the founder of MicroCor and is principally responsible for developing the technology and the application of the technology currently used by MicroCor in its ECG Monitor and its ancillary products.

     Each director serves until the next annual meeting of shareholders or until a successor is elected and qualified.
Officers serve at the pleasure of the board of directors.

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and greater than ten percent shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 1995 all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with, except that Director David L. Dingman late filed his report of the acquisition of stock options from the Company.


Item 10.  Executive Compensation.

     Executive Compensation. No executive officer of the Company has received compensation during the three fiscal years ended
December 31, 1995, except as disclosed in the table below:

                                                Annual Compensation
                                                     Long Term
                                               Compensation Awards
Name                  Year Salary Bonus Common Stock underlying Options  Other
Larry E. Clark   (CEO)1995 $   -    -                 600,000              -
Allan L. Kaminsky(CEO)1994 $   -    -                   -                  -
Allan L. Kaminsky(CEO)1993 $   -    -                   -                  -


     Director Compensation. Directors may be compensated at the rate of $100 for attendance at each board meeting, but did not receive compensation for meetings attended in 1995 and 1994. The Board of Directors has granted non-qualified stock options to Directors Clark, Merendino and Bruggeman to purchase 100,000 shares each of common stock of the Company for $.30 per share exercisable for a period of 10 years. The options are immediately exercisable and become non-forfeitable after each director has completed one year of service and thereafter are not cancelled if the Director leaves the service of the Company. The Board of Directors also granted a similar option to Director Dingman, exercisable at $.385 per share.

     Compensation Committee Interlocks and Insider Participation.
Compensation of officers and employees is determined by the Board of Directors. Mr. Larry E. Clark, chief executive officer, is chairman of the Board of Directors.

     Other Compensation Plans. On December 6, 1991, the Company adopted a stock incentive plan (the "Stock Incentive Plan") and a formula stock option plan (the "Formula Plan"). On May 30, 1992, at the annual shareholder meeting, the shareholders approved the Stock Incentive Plan and the Formula Plan.

     The Stock Incentive Plan covers 1,350,000 shares of the Company's common stock. Under the terms of the plan, the options granted to eligible key employees and directors, shall be either incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. A committee composed of disinterested members of the Board of Directors has authority to determine, among other matters, which eligible key employees and directors are to receive options, the price at which the non-qualified options will be granted, the period in which the options are exercisable and the type of options granted. The exercise price for the incentive stock options shall not be less than 100 percent of the fair market value of the common stock on the date of the grant.

     The Formula Plan covers 100,000 shares of common stock. Under the terms of the plan each member of the committee which administers the Stock Incentive Plan is eligible to receive non-qualified stock options pursuant to a formula set forth in the plan. The exercise price for options granted shall be 30 percent of the fair market value of the common stock on the date of the grant. A committee of the Board of Directors has the authority to determine, among other matters, the term of options and the period during which the options are exercisable.

                  OPTIONS GRANTED IN THE LAST FISCAL YEAR

                                      % of Total
                                      Options
                                      Granted to    Exercise
                        Options       Employees in  Price        Expiration
       Name             Granted       FY 1995       ($/Share)    Date

       Larry E. Clark    600,000          57%           $.30       10/31/2005

       Richard Bruggeman 100,000          10%           $.30       10/31/2005


     See "Bank Loan" and "Director Compensation" for a description of the terms of the 600,000 options granted to Larry
E. Clark.

      The Board of Directors has granted non-qualified stock options to Pearl World, corporate assistant secretary, and to Scott R. Jenkins, outside counsel for the Company, in the amounts of 50,000 and 100,000 shares, respectively. The options are exercisable for $.385 per share for a period of 10 years. The options are immediately exercisable and become non-forfeitable after completion of one year of service and thereafter are not cancelled if the grantee leaves the service of the Company.
             AGGREGATED OPTIONS EXERCISED IN LAST
        FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                         Value of Unexercised
                                     Number of           In-The-Money
                                     Unexercised Options Options at Fiscal
         Shares                      at Fiscal Year End  Year End
         Aquired on    Value         Exercisable/        Exercisable/
Name     Exercise (#)  Realized ($)  Unexercisable       Unexercisable
Larry E.
 Clark        0             0          600,000/0              $36,000/0

Richard
 Bruggeman    0             0          233,167/0              $30,725/0

     The Company presently has no plan for the payment of any annuity or pension retirement benefits to any of its officers or directors, and no other remuneration payments, contingent or otherwise, are proposed to be paid in the future to any officer or director, directly or indirectly.

Item 11. Security Ownership of Certain Beneficial Owners and
Management.

     The following table furnishes information concerning the common stock ownership of directors, officers, and principal shareholders as of April 4, 1996:

                          Nature of          Number of
   Name and Position      Ownership       Shares Owned  Percent

   Larry E. Clark            Direct            1,143,000 15.3%
   Chairman, CEO             Options             600,000   7.4%
                             Total             1,743,000  21.6%
                                               =========

   Allan L. Kaminsky         Direct              808,875  10.8%
   4602 S. Fortuna Way       Options             435,000   5.6%
   S.L.C., Utah 84124        Total             1,243,875  15.7%
   Principal Shareholder                       =========

   Paul J. Diehl             Direct & Indirect   719,230  9.6%
   2963 E. Fallentine Rd.
   Sandy, Utah   84092
   Principal Shareholder

   Stephen Castleton         Direct & Indirect   394,898  5.2%
   3468 E. Brockbank Dr.
   Holladay, Utah  84124
   Principal Shareholder

   John R. Merendino         Options             100,000   1.3%
   Director

   David L. Dingman          Options             100,000   1.3%
   Director

   Richard Bruggeman         Direct & Indirect    72,720  1.0%
   Director, Chief           Options             233,167   3.0%
   Financial Officer         Total               305,887   4.0%
                                                 =======

   All Executive Officers    Direct & Indirect 1,215,720   16.3%
   and Directors as a        Options           1,033,167   12.1%
   group (4 persons)         Total             2,248,887   26.4%
                                               =========

     Shares shown in the forgoing table as directly owned are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power. Calculations of the percentage of ownership of shares outstanding in the foregoing table assumes the exercise or conversion of options, to which the percentage relates. Percentages calculated for totals assume the conversion or exercise of options, comprising such totals.


Item 12.  Certain Relationships and Related Transactions.

     See "Bank Loan" for a description of a transaction between the Company's President, Larry E. Clark, and the Company.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.   S-K No.               Description

               (2) Letter of Intent dated September 29, 1993 between the Company and Clinical Innovation Associates, Inc., incorporated by reference to Form 8-K dated as of October 8, 1993

               (2) Amendments to Letter of Intent dated as of December 23, 1993 and March 11, 1994

               (3)  Articles of Incorporation and Bylaws
                    incorporated by reference to the exhibits to
                    Form 10-K for the year ended December 31,
                    1983

               (3) Articles of Amendment to the Articles of Incorporation of the Company changing the Company's name to "InMedica Development Corporation" incorporated by reference to
                    Exhibit 1 to Form 10-K for the year ended
                    December 31, 1984

               (4) Articles of Amendment, dated June 16, 1995 to the Articles of Incorporation of the Company adopting a class of Preferred Stock, incorporated by reference to Exhibit 1 to Form 10-QSB for the period ended September 30, 1995

               (4) Articles of Amendment, dated September 25, 1995 to the Articles of Incorporation of the Company adopting a Series A Preferred Stock, incorporated by reference to Exhibit 2 to Form 10-QSB for the period ended September 30, 1995

               (4)  Convertible subordinated debenture dated June
                    28, 1991 incorporated by reference to Exhibit
                    1 to Form 10-K for the year ended December
                    31, 1991

               (4)  Convertible subordinated debenture dated
                    December 21, 1990 incorporated by reference to Exhibit 1 to Form 10-K for the year ended
                    December 31, 1990

              (10) Debenture Purchase Agreement between the Company and purchasers dated June 28, 1992 incorporated by reference to Exhibit 2 to Form 10-K for the year ended December 31, 1991

              (10) Development and license agreement between subsidiary MircoCor, Inc. and Critikon, Inc., dated July 18, 1989, incorporated by reference to Exhibit 3 to Form 10-K for the year ended December 31, 1991

              (10) Debenture purchase agreement between the Company and Paul J. Diehl, Randall J. Olson, M.D. P.C., Retirement Trust, J. Lynn Smith, David R. Thrasher, Eric C. Welling dated December 21, 1990 incorporated by reference to Exhibit 2 to Form 10-K for the year ended December 31, 1990

              (10) Plan and Agreement of Reorganization with MicroCor dated June 21, 1985 incorporated by reference to Exhibit 2 to the Company's Form 10-K for the year ended December 31, 1984

              (10)  Agreement for Capital Investment dated
                    December 12, 1984, with Alta Systems, Inc.
                    (now MicroCor, Inc.) incorporated by
                    reference to exhibits to the Company's 10-K for the year ended December 31, 1984

              (10)  Agreement for Capital Investment dated
                    September 23, 1983 with Endotek Development
                    Laboratories, Inc. incorporated by reference to exhibits to the Company's Form 10-K for the year ended December 31, 1983

              (10)  Agreement for Capital Investment dated
                    November 21, 1983 with Bunnall, Inc.,
                    incorporated by reference to exhibits to the Company's Form 10-K for the year ended
                    December 31, 1983

              (10) Agreement between Raffensperger, Hughes & Co. Incorporated and the Company and Indemnification accepted June 13, 1994, incorporated by reference to the Company's Form 10QSB for the quarter ended June 30, 1994

              (10)  Agreement between MicroCor, Inc. and Johnson
                    & Johnson Medical, Inc. dated June 15, 1995, incorporated by reference to Form 8-K dated
                    June 30, 1995

              (10)  Office Building Lease between InMedica
                    Development Corporation and PGP, LLC,
                    incorporated by reference to Form 8-K dated
                    June 30, 1995

              (10)  Settlement Agreement between Eric Welling and
                    InMedica Development Corporation dated
                    September 27, 1995, incorporated by reference to Exhibit 3 of Form 10-QSB for the quarter ended September 30, 1995

              (10)  Settlement Agreement between Clint Newman and
                    InMedica Development Corporation dated
                    September 25, 1995 and Addendum, incorporated by reference to Exhibit 4 of Form 10-QSB for the quarter ended September 30, 1995

              (10) Settlement Agreement between J. Lynn Smith and InMedica Development Corporation dated September 25, 1995 and Addendum, incorporated by reference to Exhibit 5 of Form 10-QSB for the quarter ended September 30, 1995

              (10) Commercial Security Agreement of Larry E. Clark and InMedica Development Corporation, incorporated by reference to Exhibit 6 of Form 10-QSB for the quarter ended September 30, 1995

              (10) Purchase and Settlement Agreement between
                    InMedica Development Corporation, Paul J.
                    Diehl, and Paul W. Ruben dated November 6,
                    1995, incorporated by reference to Exhibit 7 of Form 10-QSB for the quarter ended September 30, 1995

1             (10)  Settlement Agreement and Mutual Release
                    between Paul J. Diehl and InMedica
                    Development Corporation dated December 28,
                    1995

2             (10)  Commercial Security Agreement dated September
                    15, 1995, of Larry E. Clark and InMedica
                    Development Corporation as Borrowers and
                    First Interstate Bank of Utah, N.A. as Lender

3             (10)  Promissory Note of Larry E. Clark and
                    InMedica Development Corporation to First
                    Interstate Bank of Utah, N.A. dated August
                    22, 1995

4             (10)  Agreement of InMedica Development Corporation
                    with Jordan Richard Assoc. dated March 21,
                    1996

5             (10)  Conversion Agreement of InMedica Development
                    Corporation and Randall J. Olsen, M.D. dated as of April 1, 1996

6             (10)  Conversion Agreement of InMedica Development
                    Corporation and Les Berthy dated as of April
                    1, 1996

7             (10)  Conversion Agreement of InMedica Development
                    Corporation and Donald Hodurski dated as of April 10, 1996

              (11)  Statement regarding Computation of Per Share
                    Loss (see Consolidated Statements of
                    Operations for the years ended December 31, 1995 and 1994

              (16) Letter regarding change in independent public accountant incorporated by reference to exhibit to the Company's Form 8-K filed
                    December 27, 1990

              (21) Subsidiaries of the Company (MicroCor, Inc., a Utah corporation)

8             (27)  Financial Data Schedule

              (99) Proxy statement dated March 4, 1994 mailed to shareholders in connection with a Special Meeting called to consider the proposed acquisition of Clinical Innovation Associates, Inc., incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1993

(b) No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.

                        SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INMEDICA DEVELOPMENT
CORPORATION



                                   By  /s/ Larry E. Clark
                                      LARRY E. CLARK, President



                                       /s/ Richard Bruggeman
Date: April 10 , 1996                 RICHARD BRUGGEMAN,
                                      Chief Financial Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                        /s/ Larry E. Clark

April 10, 1996                         LARRY E. CLARK
                                       Director
                                       President and Principal
                                       Executive Officer


                                        /s/John R. Merendino
April 10 , 1996                        JOHN R. MERENDINO
                                       Director



                                       /s/ Richard Bruggeman
April 10 , 1996                        RICHARD BRUGGEMAN
                                       Director


                                       /s/David L. Dingman
April 10 , 1996                        DAVID L. DINGMAN
                                       Director

                                 EXHIBITS


Exhibits filed with the Form 10-KSB of InMedica Development
Corporation, SEC File No. 0-12968, for the year ended 12/31/95:


Exhibit No.      SB Item No.       Description

1                   (10)           Settlement Agreement and
                                   Mutual Release between Paul J.
                                   Diehl and InMedica Development
                                   Corporation dated December 28,
                                   1995

2                   (10)           Commercial Security Agreement
                                   of Larry E. Clark and InMedica
                                   Development Corporation as
                                   Borrowers and First Interstate
                                   Bank of Utah, N.A. as Lender.

3                   (10)           Promissory Note of Larry E.
                                   Clark and InMedica Development
                                   Corporation to First
                                   Interstate Bank of Utah, N.A.
                                   dated August 22, 1995.

4                   (10)           Agreement of InMedica
                                   Development Corporation with
                                   Jordan Richard Assoc. dated
                                   March 21, 1996.

5                   (10)           Conversion Agreement of the
                                   Company and Randall J. Olsen,
                                   M.D. and the Company dated as
                                   of April 1, 1996.

6                   (10)           Conversion Agreement of the
                                   Company and Les Berthy and the
                                   Company dated as of April 1,
                                   1996.

7                   (10)           Conversion Agreement of the
                                   Company and Donald Hodurski
                                   and the Company dated as of
                                   April 10, 1996.

8                   (27)           Financial Data Schedule