Form 10QSB
period 1996-03-31
INMEDICA DEVELOPMENT CORP
filed 1996-05-15
CIK 726037

             U.S. SECURITIES AND EXCHANGE COMMISSION


                     Washington, D.C.  20549


                          Form  10 - QSB


           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended March 31, 1996


                   Commission File No. 0-12968


                 INMEDICA DEVELOPMENT CORPORATION
(Exact name of small business issuer as specified in its charter)



            Utah                      87-0397815
(State or other jurisdiction of    (I.R.S. Employer Identification
 incorporation of organization)     Number)

                  495 East 4500 South, Suite 230
                    Salt Lake City  Utah 84107
             (Address of principal executive offices)

         Registrant's telephone number:   (801) 261-5657



Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:   Yes [X]   No [ ]


The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of May 10, 1996 was 7,679,522 shares.

PART I - FINANCIAL INFORMATION                         Page 1 of 2

Item 1.  Financial Statements


         INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                      AS OF MARCH 31, 1996


                              ASSETS

                                             March 31,
                                               1996
                                           -------------
                                            (Unaudited)

        CURRENT ASSETS:
           Cash                             $  200,442
           Prepaid expenses                     20,039
                                           -------------
                Total current assets        $  220,481


        EQUIPMENT AND FURNITURE,
          at cost, less accumulated
          depreciation of $249,268               5,222


        OTHER ASSETS                             2,196
                                              ----------

                Total assets                $  227,899
                                            ===========


See notes to condensed consolidated financial statements.

         INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                      AS OF MARCH 31, 1996


              LIABILITIES AND STOCKHOLDERS' DEFICIT

                                            March 31,
                                             1996
                                          ------------
                                          (Unaudited)

        CURRENT LIABILITIES:
           Current portion of note
              payable                       $   50,000
           Accounts payable and
              accrued interest                  10,642
           Related-party notes
              payable                          113,026
                                            -----------
                Total current liabilities      173,668
                                            -----------
        NOTE PAYABLE, less
              current portion                  410,000
                                            -----------
        STOCKHOLDERS' DEFICIT:
           Common stock, $.001 par value;
            20,000,000 shares authorized,
            7,648,064 issued and outstanding     7,648
           Preferred stock, 10,000,000
            shares authorized; Series A
            preferred stock, cumulative
            and convertible, $4.50 par
            value, 1,000,000 shares
            designated, 83,884 shares
            issued and outstanding             377,478
           Additional paid-in capital        6,145,403
           Accumulated deficit              (6,886,298)
                                            -----------
                Total stockholders'
                 deficit                      (355,769)
                Total liabilities and       -----------
                 stockholders' deficit      $  227,899
                                            ==========

    See notes to condensed consolidated financial statements.

         INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the Three
                                               Months Ended
                                                 March 31,
                                             1996        1995
                                          (Unaudited) (Unaudited)
                                          ------------------------
          OPERATING REVENUE:
            Royalties                      $     -0-   $     -0-
            Sales                                -0-         -0-
                                           ------------------------
              Total operating revenue            -0-         -0-
                                           ------------------------


          OPERATING EXPENSES:
            General and
             administrative                   36,716      45,532
            Research and
             development                      22,029         -0-
                                            -----------------------
            Total operating expenses          58,745      45,532
                                            -----------------------

          LOSS FROM OPERATIONS               (58,745)    (45,532)
                                            -----------------------
          OTHER INCOME (EXPENSES):
            Miscellaneous income                  -0-        590
            Interest expense                 (14,954)    (42,206)
                                            -----------------------
            Total other expense              (14,954)    (41,616)
                                            -----------------------
          NET LOSS                           (73,699)    (87,148)
                                           ===========  ===========
          Less redeemable preferred
            stock dividends                    7,550         -0-
                                           -----------  -----------
          LOSS APPLICABLE TO COMMON
            SHARES                         $ (81,249) $  (87,148)
                                           ==========   ========
          Net loss
            per common share               $    (.01) $     (.01)
                                           =========   =========

          Weighted average number
            of common share outstanding    7,485,707   7,474,403
                                          ==========   =========


            See notes to condensed consolidated financial statements.

              INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        INCREASE (DECREASE) IN CASH

                                                    For the Three
                                                    Months Ended
                                                      March 31,
                                                  1996        1995
                                               (Unaudited) (Unaudited)
                                              -------------------------

     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                   (73,699)    (87,148)
       Adjustments to reconcile net
         loss to net cash provided by
         operating activities-
           Depreciation                               223       6,666
           Change in assets and liabilities-
             Decrease in royalties receivable     227,520     301,375
             Decrease in prepaid
               expenses                             6,677       7,031
             Decrease in accounts payable          (3,004)    (16,311)
               and accrued liabilities             (4,318)   (157,245)
             Decrease in related party
               payable                            (25,500)        -0-
                                                 ---------   ----------
               Net cash provided by
                     operating activities         130,903      70,679
                                               -------------  ---------
     CASH FLOWS FROM INVESTING ACTIVITIES:

               Purchase of equipment and
                 furniture                         (1,375)        -0-
                                                ------------- ----------
               Net cash used in
                 investing activities              (1,375)        -0-
                                               ------------- ------------


          See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                      For the Three
                                                       Months Ended
                                                         March 31,
                                                     1996        1995
                                                  (Unaudited) (Unaudited)
                                                 ------------ -----------

   CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments on
      convertible debentures                       $(22,768)    $(61,059)
     Preferred Stock Dividends Paid                  (7,550)         -0-
     Principal payments of note payable             (12,500)         -0-
                                                  -----------  -----------
      Net cash used in financing activities         (42,818)     (61,059)
                                                  -----------  -----------


   NET INCREASE IN CASH                              86,710        9,620

   CASH AT BEGINNING OF PERIOD                      113,732        3,080
                                                   ----------    ----------
   CASH AT END OF PERIOD                           $200,442      $12,700
                                                   ========      =======


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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1995.

Note B--Retirement/Conversion of Debentures

During March and April, 1996, the Company received notice of conversion of debentures to common stock from the remaining three debenture holders, effective March 31, 1996. The conversion notices resulted in the issuance of an aggregate of 164,161 shares of common stock in satisfaction of $123,121 in remaining debenture debt. All outstanding debentures of the Company have now been retired by refinancing, payment or conversion to common stock.

Note C -- Subsequent Event

During April, 1996, a Preferred Stockholder converted 5,243 Series A Preferred shares of Stock to 31,458 shares of Common Stock of the Company. The conversion ratio was six shares of Common Stock per share of Preferred Stock or $.75 per share of Common Stock. Following the conversion, the Company had outstanding 78,641 shares of Series A Preferred Stock.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     For the three months ended March 31, 1996, no operating revenues were recognized due to the revenue recognition policy of the Company and the timing of the receipt of revenues. The Company's sole source of revenue is a royalty payment received from J & J Medical, Inc., which is paid to the Company on a quarterly basis. Royalty revenues being received by the Company may be insufficient to sustain research and development costs, fund operations and retire indebtedness when it comes due. InMedica consequently intends to continue to look for funding sources.

     InMedica achieved profitable operations during the fiscal years ended December 31, 1994 and 1995. Profitable operations resulted from increased royalty receipts coupled with expense reductions and the suspension of research and development efforts in 1994 and an extraordinary gain in 1995. However, the Company has a total shareholders' deficit of $355,769 and an accumulated deficit of $6,886,298 as of March 31, 1996. In order for InMedica to continue its research and development activities and meet its obligations, it must secure additional financing, for which it has no commitments. It is impossible to estimate the amount of the J & J Medical, Inc. royalties which may be received in the future. Such income is dependent upon the continued sales of the product line by J & J Medical Inc. which includes the Company's base technology and upon which the royalty is paid.

     The Company's President, Larry E. Clark, worked without cash compensation during his first year with the Company. In consideration of his continued work for InMedica, the Company has agreed to compensate him in the sum of $7,500 per month commencing April 16, 1996. Mr. Clark's compensation is expected to accrue rather than be paid at the present time.

Results of Operations

     See "Liquidity and Capital Resources" for an explanation as to the lack of revenues during the quarter ended March 31, 1996. The net loss from operations of $73,699 for the quarter consequently resulted as compared to the net loss of $87,148 during the comparable period of the prior year. The decrease in net loss resulted primarily from the decrease in interest expense during the current year as debenture debt of the Company was converted to preferred stock or refinanced at a lower interest rate.

     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:
          None

Item 2.  Changes in Securities:
         None

Item 3.  Defaults Upon Senior Securities:
         None

Item 4.  Submission of Matters to a Vote of Security Holders:
          None

Item 5.  Other Information:

         On May 9, 1996 the Company announced the completion of a second round of clinical data gathering for the use in calibration of the Company's non-invasive hematocrit device. The performance of InMedica's device on the aggregate test set correlated closely to the measurements of traditionally drawn blood (0.93 correlation coefficient). The Company intends to commence construction of second level prototypes and to enter into formal clinical validation studies. Continued progress is subject to the need for additional fund raising or development of strategic alliances for the funding of the project, to FDA approvals, and to continued research and development progress.

Item 6.   Exhibits and Reports on Form 8-K:

          Exhibits:
         (1) Converstion Agreement between InMedica Development
         Corporation and Clinton B. Newman dated April 23, 1996.

         (2) Financial Data Schedule


         Form 8-K:  None

                            SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INMEDICA DEVELOPMENT CORPORATION


Dated: May  13, 1996
                                By /s/ Larry E. Clark
                                -----------------------
                                   Larry E. Clark, CEO



                                By /s/ Richard Bruggeman
                               ----------------------------
                                  Richard Bruggeman, Treasurer

                             EXHIBITS


Exhibits filed with the Form 10-QSB of InMedica Development
Corporation, SEC File No. 0-12968:


Exhibit No.      SB Item No.       Description

   1              (10)         Conversion Agreement between
                               InMedica Development Corporation
                               and Clinton B. Newman dated April
                               23, 1996.

   2              (27)          Financial Data Schedule