Form 10QSB
period 1996-06-30
INMEDICA DEVELOPMENT CORP
filed 1996-08-19
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION


                     Washington, D.C.  20549


                          Form  10 - QSB


           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

           For the Quarterly Period Ended June 30, 1996


                   Commission File No. 0-12968


                 INMEDICA DEVELOPMENT CORPORATION
(Exact name of small business issuer as specified in its charter)



            Utah                      87-0397815
(State or other jurisdiction of    (I.R.S. Employer Identification
 incorporation of organization)     Number)


     60 South 600 East, Suite 150, Salt Lake City, Utah 84102 (Address of principal executive offices)

Registrant's telephone number including area code  (801) 521-9300



Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: Yes X No


The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of August 6, 1996 was 7,745,570 shares.

PART I - FINANCIAL INFORMATION                         Page 1 of 2

Item 1.  Financial Statements


         INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                       AS OF JUNE 30, 1996


                              ASSETS


                                      June 30,
                                        1996
                                    ------------
                                     (Unaudited)

CURRENT ASSETS:
   Cash                             $    161,011
   Prepaid expenses                       13,362
                                    ------------
        Total current assets             174,373

EQUIPMENT AND FURNITURE,
   at cost, less accumulated
   depreciation of $249,490                5,000



OTHER ASSETS                               2,196
                                     -----------

        Total assets                $    181,569
                                    ============












    See notes to condensed consolidated financial statements.

         INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                       AS OF JUNE 30, 1996


              LIABILITIES AND STOCKHOLDERS' DEFICIT



                                       June 30,
                                         1996
                                     -----------
                                     (Unaudited)


CURRENT LIABILITIES:
   Current portion of note
     payable                        $   50,000
   Accounts payable and
     accrued interest                   14,828
   Related party notes
     payable                            87,526
                                    ----------
        Total current liabilities      152,354


NOTE PAYABLE, less
   current portion                     397,500
                                    ----------

STOCKHOLDERS' DEFICIT:
   Common stock, $.001 par value;
    20,000,000 shares authorized,
    7,745,570 issued and outstanding     7,746
    Preferred stock, 10,000,000 shares
     authorized; Series A preferred
     stock, cumulative and convertible,
     $4.50 par value, 1,000,000 shares;
     designated,  67,633 shares
    issued and outstanding             304,349
   Additional paid-in
     capital                         6,218,434
   Accumulated deficit              (6,898,814)
                                    ----------
        Total stockholders'
         deficit                    (  368,285)
        Total liabilities and
         stockholders' deficit      $  181,569
                                    ==========

            See notes to condensed consolidated financial statements.

         INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Three            For the Six
                                  Months Ended             Months Ended
                                    June 30,                 June 30,
                              ---------------------   ----------------------
                                1996        1995        1996          1995
                              --------    ---------   ---------    ---------
                            (Unaudited)(Unaudited)  (Unaudited) (Unaudited)
OPERATING REVENUE:
  Royalties                 $  126,400  $ 141,214    $  126,400   $  141,214
                            ----------  ---------    ----------   ----------

OPERATING EXPENSES:
  General and
   administrative               75,698     54,939       112,414      100,471
  Research and
   development                  42,764         -0-       64,793           -0-
                            ----------   --------    ----------   ----------
   Total operating expenses    118,462     54,939       177,207      100,471


INCOME FROM OPERATIONS           7,938     86,275       (50,807)      40,743


OTHER INCOME (EXPENSE):
  Interest income                   30         -0-           30           -0-
  Miscellaneous income              -0-        -0-           -0-         590
  Interest expense             (14,398)   (39,004)      (29,352)     (81,210)
                            ----------    -------    ----------    ---------
 Total other expense           (14,368)   (39,004)      (29,322)     (80,620)
                            ----------    -------    ----------    ---------
INCOME (LOSS) BEFORE
  EXTRAORDINARY GAIN            (6,430)    47,271       (80,129)     (39,877)
EXTRAORDINARY GAIN FROM
  DEBT EXTINGUISHMENT               -0-   169,553            -0-     169,553
                            ----------   --------    ----------    ---------
NET INCOME (LOSS)          $    (6,430)  $216,824    $  (80,129)   $ 129,676

Less redeemable preferred
  stock dividends               (6,086)        -0-      (13,636)          -0-
                           -----------  ---------    ----------    ---------
INCOME (LOSS) APPLICABLE
  TO COMMON SHARES           $ (12,516) $ 216,824   $   (93,756)   $ 129,676


            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


NET INCOME (LOSS) PER
  COMMON SHARE:
(Loss) income before
  extraordinary gain      $     (.00)    $    .01      $   (.01)     $  (.01)

Extraordinary gain from
  debt extinguishment     $     (.00)         .02          (.00)         .02
                          ----------     --------      --------     --------
                          $     (.00)    $    .03      $   (.01)     $   .01

 Weighted average number
  of common shares
  outstanding              7,686,433    7,475,194     7,586,070    7,581,338
                         ===========   ==========    ==========   ==========

            See notes to condensed consolidated financial statements.

              INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        INCREASE (DECREASE) IN CASH

                                          For the           For the
                                        Six Months        Six Months
                                           Ended             Ended
                                      June 30, 1996     June 30, 1995
                                     ---------------   ---------------
                                        (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                     $   (80,129)     $   129,676
  Adjustments to reconcile net
    income (loss) to net cash provided
    by operating activities-
      Extraordinary gain from debt
        restructuring                             -         (169,553)
      Depreciation                              445           13,331
      Change in assets and liabilities-
        Decrease in royalties receivable    227,520          270,610
        Decrease in prepaid expenses         13,354           13,010
        (Decrease) increase in accounts
         payable                             (3,143)          22,305
        Increase (decrease) in accrued
         liabilities                          3,011         (123,466)
        Decrease in related party
         payable                            (51,000)              -0-
                                        -----------       ----------
          Net cash provided by
           operating activities             110,058          155,913

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of equipment and furniture      (1,375)              -0-
                                        -----------       ----------
    Net cash used in investing
     activities                              (1,375)              -0-


         See notes to condensed consolidated financial statements.

              INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                        For the            For the
                                      Six Months         Six Months
                                         Ended              Ended
                                     June 30, 1996      June 30, 1995
                                     -------------     ---------------
                                      (Unaudited)         (Unaudited)



CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on
    convertible debentures             $ (22,768)      $ (61,059)

  Preferred stock dividends paid         (13,636)             -0-
  Principal payments on note
    payable                              (25,000)             -0-
  Proceeds from issuance of
    common stock                              -0-            338
                                      ----------       ---------

          Net cash used in
            financing activities         (61,404)        (60,721)



NET INCREASE IN CASH                      47,279          95,192

CASH AT BEGINNING OF PERIOD              113,732           3,080
                                     -----------      ----------
CASH AT END OF PERIOD                 $  161,011       $  98,272
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1995.

Note B--Conversion of Preferred Stock

During April 1996, a preferred stockholder converted 5,243 Series A Preferred shares to 31,458 shares of Common Stock of the Company. The conversion ratio was six shares of Common Stock per share of Preferred Stock or $.75 per share of Common Stock. During June 1996, another preferred stockholder converted 11,008 shares of Preferred Stock to 66,048 shares of common stock at the same conversion ratio. Following the two conversions, the Company had outstanding 67,633 shares of Series A Preferred Stock.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     For the three months ended March 31, 1996, no operating revenues were recognized due to the revenue recognition policy of the Company and the timing of the receipt of revenues. Accordingly, total revenues for the first six months of the year were $126,400 or $14,814 less than during the same period of the prior year. The Company's sole source of revenue is a royalty payment received from J & J Medical, Inc., which is paid to the Company on a quarterly basis. Royalty revenues being received by the Company may be insufficient to sustain research and development costs, fund operations and retire indebtedness when it comes due. InMedica consequently continues to look for funding sources.

     InMedica achieved profitable operations during the fiscal years ended December 31, 1995 and 1994. Profitable operations resulted from increased royalty receipts coupled with expense reductions and the suspension of research and development efforts in 1994 and an extraordinary gain in 1995. However, the Company has a total stockholders' deficit of $368,285 and an accumulated deficit of $6,898,814 as of June 30, 1996. In order for InMedica to continue its research and development activities and meet its obligations, it must secure additional financing, for which it has no commitments. It is impossible to estimate the amount of the J & J Medical, Inc. royalties which may be received in the future. Such royalty income is dependent upon the continued sales of the product line by J & J Medical Inc. which includes the Company's base technology and upon which the royalty is paid.


Results of Operations

     See "Liquidity and Capital Resources" for an explanation as to the lack of revenues during the quarter ended March 31, 1996. The net loss from operations of $80,129 for the six months ended June 30, 1996 resulted primarily due to research and development expense not incurred in the comparable period of the prior year.

     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:
          None

Item 2.  Changes in Securities:
         None

Item 3.  Defaults Upon Senior Securities:
          None

Item 4.  Submission of Matters to a Vote of Security Holders:
          None

Item 5.  Other Information:

     During late July 1996, the Company was contacted by an attorney representing Dr. Allan Kaminsky, former Chief Executive Officer of the Company. The attorney orally delivered certain demands to the Company from Dr. Kaminsky. These demands included that Dr. Kaminsky be granted control of the Board of Directors and that a substantial reduction be made in the 1,100,000 options granted during the last ten months to the officers, directors, consultants and employees of the Company. Dr. Kaminsky also asserted that he did not believe Mr. Clark had the expertise to guide the development of the Company's hematocrit technology. In connection with his demands, Dr. Kaminsky offered to obtain refinancing of a bank loan owed by the Company to First Interstate Bank and to obtain the release of collateral Larry E. Clark had placed with the bank to secure the loan. The demands did not specify whether there would be any cost to the Company for obtaining the refinancing. The Company's management was advised that if Dr. Kaminsky's demands were not met that he was prepared to bring a proxy contest to achieve control of the Board of Directors and possibly litigation. The basis of any litigation claim was not specified.

     At a  board  meeting  held  July  31,  1996,  the  Company  considered  Dr.
Kaminsky's demands and voluntarily reduced the number of options by 25% effective August 1, 1996, bringing the total options granted down from 1,100,000 to 825,000. In addition, Mr. Clark has agreed for the present to continue to work as President and Chief Executive Officer without cash compensation. The Company is continuing to negotiate with Dr. Kaminksy in the hope of resolving the differences without the disruption of litigation or a proxy contest. The Board of Directors, however, is of the view that significant progress has been made since Mr. Clark assumed office as President of the Company. Among other things, the board considered the significantly improved financial condition of the Company since Mr. Clark was appointed President and the progress that has been made in continuing research and development on the Company's non-invasive hematocrit technology. The Company believes that Mr. Clark has proven management capability and that the Company has the technical expertise to continue aggressive research and development on its technology and that it is in the best interests of the Company to continue its present course and progress.


Item 6.   Exhibits and reports on Form 8-K:

          Exhibits:  (1) Conversion Agreement between InMedica
          Development Corporation and J. Lynn Smith dated June 11,
          1996.

          (2)  Financial Data Schedule

                            SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INMEDICA DEVELOPMENT CORPORATION


                                   /s/ Larry E. Clark
                                By Larry E. Clark, Chairman


                                   /s/ Richard Burggeman
Date:  August 15, 1996          By Richard Bruggeman, Treasurer

                             EXHIBITS


Exhibits filed with the Form 10-QSB of InMedica Development
Corporation, SEC File No. 0-12968:


Exhibit No.      SB Item No.       Description

   1              (10)         Conversion Agreement between
                               InMedica Development Corporation
                               and J. Lynn Smith dated June 11,
                               1996.

   2              (27)          Financial Data Schedule

Exhibit 1

                      CONVERSION AGREEMENT

     AN AGREEMENT made the 11th day of June , 1996 by and between the Preferred Stockholder (hereinafter "Holder") whose name is subscribed below and InMedica
Development Corporation, a Utah corporation, with its principal place of business at 495 East 4500 South, Suite 230, Salt Lake City, Utah, (hereinafter, "InMedica" or the "Company").

                             RECITALS

     Whereas Holder owns 11,008 shares of the Series A Convertible Preferred Stock, par value $4.50 per share, (the "Preferred Stock") of InMedica; and

     Whereas the Preferred Stock by its terms is presently convertible to common stock of the Company at the conversion rate of six shares of common stock per one share of Preferred Stock; and

     Whereas the undersigned Holder has given notice of conversion as required by the Articles of Incorporation of the Company and is entitled to 66,048 shares of the Common Stock of the Company (the "Shares") in exchange for the 11,008 Preferred shares presently held by him; and

     Whereas the undersigned Holder is knowledgeable regarding the business, and affairs of the Company, has had opportunity to ask and receive answers to questions regarding the Company, and has reviewed or had opportunity to review disclosure documents regarding the Company and now considers himself to be fully informed and in possession of every material fact he deems necessary in order consider the exercise of his conversion rights with respect to the Preferred Stock;

     NOW THEREFORE, in consideration of the mutual agreements contained herein, the parties agree as follows:

          1.  Exchange.  Holder hereby exchanges his 11,008
Preferred shares for 66,048 restricted common shares of InMedica as permitted by the Articles of Incorporation of the Company. Holder will deliver a signed copy of this agreement and his Preferred
Stock Certificate endorsed in blank to the Company.

          2. Issuance of Shares. Upon receipt by the Company of this signed Agreement and the Preferred Stock certificate of the Holder, the Company will issue to Holder 66,048 restricted common shares, $.001 par value, of the Company.

          3. Effective Date. Holder and the Company agree that the exchange transaction contemplated by this Agreement, shall be effective upon the acceptance by the Company of the Holders'
Agreement, notwithstanding the actual date of delivery of the stock certificate representing the Shares.

          4. Conditions. The consummation of the exchange transaction contemplated by this Agreement is expressly conditioned upon the satisfaction or waiver of the following conditions precedent and subsequent:

4.1 The full and due execution and delivery of this Agreement by Holder and the Company;

4.2 The execution and delivery by Holder of the Questionnaire attached to this Agreement as Exhibit "F" and made a part hereof;

4.3 The continued accuracy and validity of the representations and warranties of Holder set forth in Section 5 and elsewhere in this Agreement;

4.4  The approval of this Agreement by InMedica;

          5. Representations and Warranties of Holder. Holder hereby agrees, represents and, to the extent the context shall require, warrants to the Company as set forth below and agrees that such agreements, representations and warranties shall expressly survive the consummation of the exchange transaction contemplated hereby and shall be unaffected by any investigation made by any party at any time:

5.1 Holder understands that the Preferred Stock is being exchanged and the Shares are being issued without registration under the Federal Securities Act of 1933, as amended (the "Federal Act"), in reliance upon an exemption or exemptions available under the Federal Act, including those available under
Section 3(a)(9) and/or Section 4(2) and/or Regulation D thereof. Holder further understands that the Preferred Stock is being exchanged and the Shares are being issued pursuant to an exemption from the registration provisions of the applicable state laws and understands that the availability of the exemption or exemptions from registration and qualification under the Federal Act and the state laws depend in part upon the accuracy of certain of the representations, declarations and warranties contained herein, and those which are made in the Questionnaire attached as Exhibit "F" hereto, executed by Holder with the intent that the same may be relied upon by the Company in determining Holder's suitability as an investor in the Company. Holder further acknowledges that this transaction has not been and will not be reviewed by the Securities and Exchange Commission nor by the securities administrator of any state.

5.2 Holder is a resident and domiciliary, not a temporary or transient resident, of the State shown as part of Holder's address in Holder's Questionnaire.

5.3 Holder is acquiring the Shares to be issued for investment and not with a view to the public resale or distribution thereof. The undersigned has no contract, undertaking, agreement or arrangement with any person to sell, transfer or pledge to such person or anyone else the Shares or any portion thereof or interest therein, and the undersigned has no present plans to enter into such contract, undertaking, agreement or arrangement.

5.4 Holder acknowledges that the certificate evidencing the Shares, and any and all replacements thereof, shall bear and be subject to legends in substantially the following form affecting the transferability of the Shares and that the Company will place appropriate stop transfer orders with its transfer agent:

"The shares of stock evidenced by this certificate have not been registered under the Securities Act of 1933, as amended, and have been issued in reliance upon one or more exemptions from the requirements for such registration including an exemption for non-public offerings. Accordingly, the sale, transfer, pledge, hypothecation or other disposition of the shares evidenced hereby or any portion thereof or interest therein may not be accomplished in the absence of an effective registration statement under that act, or an opinion of counsel satisfactory in form and substance to the Company to the effect that such a registration is not required."

5.5 Holder further understands and agrees that if he desires to make any transfer of the Shares, the Company is in a position to impede such transfer through prior stop orders placed with its transfer agent or otherwise and that the Company will promptly remove such impediments placed by it only when:

(i)The Company has received a satisfactory opinion of counsel to the effect that the proposed transfer does not require registration or qualification pursuant to the Federal Act or the state laws by reason of an exemption provided thereunder and a representation and agreement of the proposed transferee in form and substance satisfactory to the Company, and the Company shall have advised Holder that such opinion, representation and agreement are satisfactory to the Company; or

(ii) The Company has received a satisfactory opinion of counsel to the effect that the proposed transfer complies with the provisions of Rule 144 under the Federal Act and the Company shall have advised the Holder that such counsel and such opinion are satisfactory to the Company; or

(iii) A Registration statement covering the proposed transfer has been filed with the Securities and Exchange Commission and has been declared effective.

5.6 Holder agrees that, in any event, Holder will not attempt to dispose of the Shares or any portion or interest therein, unless and until the Company has determined to its satisfaction that the proposed disposition does not violate the registration or qualification requirements of the Federal Act or applicable state laws.

5.7 Holder understands that the Company has no obligation or intention to register or qualify the Shares in order to permit sales thereof in accordance with the registration or qualification provisions of the Federal Act or the applicable state laws.

5.8 Holder hereby agrees to indemnify the Company and its officers, directors, agents and attorneys and to hold the Company and such persons harmless from any liability, costs or expenses (including reasonable attorneys' fees) arising as a result of the sale or distribution of the Shares or any portion thereof or interest therein by him in violation of the Federal Act or applicable state laws.

5.9 Holder agrees to indemnify the Company and its officers and directors, agents and attorneys and to hold the Company and such persons harmless from and against any and all loss, damage, liabilities, costs or expenses (including reasonable attorneys' fees) to which they may be put or which they may have incurred by reason of or in connection with any misrepresentation made by Holder, for any breach of any of Holder's warranties or Holder's failure to fulfill any of Holder's covenants or agreements under this Agreement.

5.10 Holder hereby confirms that all statements in the Holder's Questionnaire attached as Exhibit "F" hereto were and remain true and correct and undertakes to immediately notify the Company of any material changes occurring thereto prior to consummation of this exchange transaction.

5.11 Holder acknowledges that Holder and/or Holder's professional advisor have had the opportunity to ask questions of, and receive answers from the Company, and has/have had access to all information concerning the terms and conditions of this exchange and the financial and operating condition of the Company and to obtain additional information to verify the accuracy of such information. Further, Holder has reviewed the disclosure materials included herewith, including the financial statements contained therein and is familiar with their contents and further acknowledges that Holder has had the opportunity and access to obtain further information from the Company regarding such financial, business and management information. Disclosure materials attached hereto are as follows:

Form 10-KSB for the Year Ended 12/31/95 ..........Exhibit A

Articles of Incorporation of InMedica Development
Corporation, including Series "A" Preferred Stock
Amendment.........................................Exhibit B

Bylaws of InMedica Development Corporation........Exhibit C

Additional Material Information...................Exhibit D

Risk Factors......................................Exhibit E

Questionnaire.....................................Exhibit F

Form 10-QSB for the Quarter Ended 3/31/96.........Exhibit G

5.12 Holder understands that, as indicated above, the Shares to be issued will be restricted securities and, as such, and in addition to the other restrictions described above, the Shares may be subsequently transferred only in accordance with the provisions of Rule 144 under the Federal Act which requires, among other things, that the Shares be held for not less than two years, known as the "holding period", including the tacking of any prior holding period permitted by Rule 144.

5.13 Holder understands that by its terms, this exchange is made at the option of the Holder, and the Holder, is free to accept or reject this Conversion Agreement.

5.14 The number of shares of the Preferred Stock held by Holder as of the date shown, is accurate and represents the full number of shares of the Preferred Stock held by the Holder and that all dividends owning on the Preferred Stock have been paid in full and Holder waives and forever relinquishes any dividends on the Preferred Stock accruing during the second quarter of 1996 and thereafter.

5.15 Holder understands that Larry E. Clark, the Company's Chief Executive Officer, purchased from Allan L. Kaminsky, then CEO of the Company, 1,000,000 shares of the Company's common stock for $100,000 ($.10 per share) during April, 1995 and that other transactions or exchanges in the securities of the Company have occurred in which the common stock of the Company was valued at substantially less than the arbitrary $.75 per share conversion ratio utilized in this transaction (see Exhibit A, Form 10-KSB for the year ended December 31, 1995, "Preferred Stock," "Debentures" and "Price Range for Common Stock").

5.16 Holder acknowledges that the Company makes no representations or assurances as to the federal or state income tax implications, either to the Holder or the Company, of this Exchange Agreement. The Company has offered no opinion or advice in this respect and Holder acknowledges that the Company and its management have urged Holder to consult with his professional advisors with respect to any such tax implications.

5.17 Holder acknowledges that no representations or assurances have been given to Holder by the Company or anyone acting in its behalf as to the continued operations of the Company or the financial or other success thereof and Holder recognizes that the Shares represent a speculative investment and involve risk factors including, but not limited to, those set forth in the Exhibits hereto including the risk of loss of Holder's entire investment in the Company.

5.18 Holder has not assigned or transferred the Preferred Stock or any interest therein and the exchange thereof by Holder under this Agreement, to the knowledge of Holder, will not result in any breach of any of the terms, conditions or provisions of, or constitute a default under, or result in the creation of any lien, charge or encumbrance on, the Preferred Stock or the Shares pursuant to any agreement, contract or other instrument to which the Holder or the Preferred Stock is or may be bound.

5.19 Holder acknowledges that the conversion ratio for the Exchange of the Preferred Stock for the Shares has been arbitrarily determined by the Company and bears no relationship to book value, present or future tangible or intangible assets of the Company or earnings of the Company or any usual investment criteria.

     6. Loss of Priority. Holder acknowledges that under the terms of the Preferred Stock, conversion is at the option of the Preferred Stockholder. If the Holder does not convert and execute this Exchange Agreement, then the Preferred Stock will continue to pay or accrue dividends at the rate of 8% per annum and the Preferred Stock would have a preference in any liquidation of the Company over the common stockholders. If the Holder exchanges the Holder's Preferred Stock, the Holder forever relinquishes any priority the Holder would have had as compared to the common shareholders in a liquidation of the Company.

     7. Further Assurances. Each party shall, at any time and from time to time, at the other's request, execute, acknowledge and deliver any instrument that may be necessary or proper to carry out the provisions of this Agreement.

     8. Time of the Essence. Time shall be of the essence in satisfying the terms and conditions of this Agreement.

     9. Attorneys' Fees. In the event a dispute arises with respect to this Agreement, and such dispute is not resolved prior to final judicial determination, the party prevailing in such dispute shall be entitled to recover all expenses, including, without limitation, reasonable attorneys' fees and expenses.

    10. Complete Agreement of the Parties. This Agreement supersedes any and all other agreements, either oral or in writing, between the parties with respect to the subject matter hereof and contains all of the covenants and agreements between the parties with respect to such subject matter in any manner whatsoever. Each party to this Agreement acknowledges that no representations, inducements, promises or agreements, oral or otherwise, have been made by any party, or anyone herein, and that no other agreement, statement or promise not contained in this Agreement shall be valid or binding. This Agreement may be changed or amended only by an amendment in writing signed by all of the parties or their respective successors in interest.

    11. Assignment. This Agreement and the rights and obligations of Holder hereunder are personal to Holder and may not be transferred or assigned without the prior written consent of the Company.

    12. Binding. Subject to the provisions of Section 11 hereof, this Agreement shall be binding upon and inure to the benefit of the successors in interest, assigns and personal representatives of the respective parties.

    13. Number and Gender. Whenever the singular number is used in this Agreement and when required by the context, the same shall include the plural, and the masculine gender shall include the feminine and neuter genders and the word "person" shall include corporation, firm, partnership or other form of association.

    14. Failure to Object Not a Waiver. The failure of either party to this Agreement to object to, or to take affirmative action with respect to, any conduct of the other which is in violation of the terms of this Agreement, shall not be construed as a waiver of the violation or breach or of any future violation, breach or wrongful conduct.

    15. Unenforceable Terms. Any provision hereof prohibited by law or unenforceable under any applicable law of any jurisdiction shall as to such jurisdiction be ineffective without affecting any other provision of this Agreement. To the full extent, however, that the provisions of such applicable law may be waived, they are hereby waived to the end that this Agreement be deemed to be a valid and binding enforceable agreement in accordance with its terms.

    16. Miscellaneous Provisions. The various headings and numbers herein and the groupings of provisions of this Agreement into separate articles and paragraphs are for the purpose of convenience only and shall not be considered a part hereof. The language in all parts of this Agreement shall in all cases be construed in accordance to its fair meaning as if prepared by all parties to the Agreement and not strictly for or against any of the parties.

     EXECUTED AS OF THE DATE FIRST ABOVE WRITTEN


 /s/ J. Lynn Smith               INMEDICA DEVELOPMENT CORPORATION
 (Holder Signature)

 J. Lynn Smith                   /s/ Larry E. Clark
(Print Name)                     By Larry E. Clark, President