Form 10QSB
period 1996-09-30
INMEDICA DEVELOPMENT CORP
filed 1996-11-19
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                  Form 10 - QSB


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1996


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


                  60 South 600 East, Suite 150, Salt Lake City
               Utah 84102 (Address of principal executive offices)

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


The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of November 1, 1996 was 7,745,570 shares.

PART I - FINANCIAL INFORMATION                         Page 1 of 2
------------------------------

Item 1.  Financial Statements


                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1996


                                     ASSETS



                                    September 30,
                                        1996
                                     (Unaudited)

CURRENT ASSETS:
   Cash                             $    161,812
   Prepaid expenses                        6,255
                                    ------------

        Total current assets             168,067

EQUIPMENT AND FURNITURE,
   at cost, less accumulated
   depreciation of $249,713               34,777





OTHER ASSETS                               2,196


        Total assets                $    205,040
                                    ============












            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 1996


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                  September 30,
                                      1996
                                   (Unaudited)


CURRENT LIABILITIES:
   Current portion of note
     payable                        $   50,000
   Accounts payable and
     accrued interest                   12,072
   Related party notes
     payable                            25,500

        Total current liabilities       87,572

NOTE PAYABLE, less
   current portion                     385,000

STOCKHOLDERS' DEFICIT:
   Common stock, $.001 par value;
    20,000,000 shares authorized,
    7,745,570 shares outstanding         7,746
   Preferred stock,  10,000,000
    shares  authorized;  Series A
    preferred  stock, cumulative
    and convertible,  $4.50 par
    value,  1,000,000 shares
    designated, 67,633 shares
    outstanding                        304,349
   Additional paid-in
     capital                         6,225,018

   Accumulated deficit              (6,804,645)

        Total stockholders'
         deficit                    (  267,532)

        Total liabilities and
         stockholders' deficit      $  205,040
                                    ==========

            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For the Three            For the Nine
                                     Months Ended             Months Ended
                                    September 30,            September 30,
                                  1996        1995         1996        1995
                               (Unaudited) (Unaudited)  (Unaudited) (Unaudited)
ROYALTIES                      $   210,080     179,840  $   336,480 $   321,054
                               ----------- -----------  ----------- -----------

OPERATING EXPENSES:
  General and
   administrative                   76,734      64,761      189,148    164,642
  Research and
   development                      21,386          -0-      86,179         -0-
                               -----------  ----------   ---------- ----------

    Total operating expenses        98,120      64,761      275,327    164,642
                               ----------- -----------  ----------- ----------

INCOME FROM OPERATIONS             111,960     115,079       61,153    156,412
                               ----------- -----------  ----------- ----------

OTHER (EXPENSE) INCOME:
  Interest and other income            489          16          519         16
  Gain from sale of assets              -0-      5,728           -0-     5,728
  Interest expense                 (12,193)    (38,311)     (41,545)  (119,521)
                               ------------ ----------  -----------   --------

  Total other expense, net        (11,704)     (32,567)     (41,026)  (113,777)
                               ----------   ----------  -----------   --------

INCOME BEFORE
  EXTRAORDINARY GAIN              109,256       82,512       20,127     42,635

EXTRAORDINARY GAIN FROM
  DEBT EXTINGUISHMENT                  -0-      19,723           -0-   188,770
                               ----------- -----------  ---------- -----------

NET INCOME                         101,256     102,235       20,127    231,405
                               ----------- -----------  -----------  ---------

Less preferred
  stock dividends                   (6,087)         -0-     (19,723)        -0-
                               ----------- -----------     ---------  --------
NET INCOME APPLICABLE
  TO COMMON SHARES             $    94,169   $ 102,235   $      404  $ 231,405
                                ===========   =========   ==========  ========
NET INCOME PER
  COMMON SHARE:
Income before
 extraordinary gain            $       .01 $       .01  $       .00  $     .01
Extraordinary gain                     .00         .00          .00        .02
                               ----------- -----------   ----------  ---------
Net income per common share    $       .01 $       .01  $       .00  $     .03
                               =========== ===========   ==========  =========
Weighted average number
  of common shares outstanding   8,560,292   7,475,919    8,560,292  7,475,919
                               =========== ===========  ===========  ===========
            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                         For the            For the
                                       Nine Months        Nine Months
                                         Ended               Ended
                                   September 30, 1996  September 30, 1995
                                        (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:


  Net income                            $    20,127     $    231,405
  Adjustments to reconcile net
    income to net cash provided
    by operating activities-
      Non-cash consulting expense             6,584
      Depreciation                              668           24,517
      Extraordinary gain from debt
       extinguishment                            -0-        (188,770)
      Gain from sale of assets                   -0-          (5,728)
      Change in assets and liabilities-
        Decrease in royalties receivable    227,520          301,375
        Decrease in prepaid expenses         20,461           20,024
        Decrease in accounts payable         (3,461)          (6,961)
        Increase (decrease) in
         accrued liabilities                    573         (148,866)
        Decrease in related party payable  (113,026)              -0-

          Net cash provided by
           operating activities              159,446         226,996
                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of assets                  -0-            6,200
  Purchase of equipment and furniture       (31,375)          (3,466)

         Net cash (used in) provided
           by investing activities          (31,375)           2,734
                                          ------------        -------

            See notes to condensed consolidated financial statements.

                                                              Page 2 of 2
                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH

                                         For the            For the
                                       Nine Months        Nine Months
                                         Ended               Ended
                                   September 30, 1996  September 30, 1995
                                        (Unaudited)       (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on
    convertible debentures              $   (22,768)   $   (233,453)
  Preferred stock dividends paid            (19,723)             -0-
  Principal payments on note payable        (37,500)             -0-
  Proceeds from bank loan                        -0-        150,000
  Proceeds from issuance of common stock         -0-            338
          Net cash used in financing
            activities                      (79,991)        (83,115)
                                         ----------        ---------



NET INCREASE IN CASH                         48,080         146,615

CASH AT BEGINNING OF PERIOD                 113,732           3,080
                                          ---------        --------

CASH AT END OF PERIOD                     $ 161,812        $149,695
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1995.

Note B--Reduction and Grant of Certain Stock Options

     During the period October 1995 through April 1996, the Company granted stock options to officers, directors and consultants aggregating 1,100,000 shares. At a board meeting held July 31, 1996, the Company reduced these options by 25% effective August 1, 1996, reducing the total options granted and outstanding to 825,000.

     Effective September 3, 1996, the Company entered into a consulting contract with Ruben Engineering, Paul Ruben and Calvin Ruben for engineering consulting services relating to the development of the Company's hematocrit technology. The contract grants the Rubens options to purchase a total of 300,000 shares of the common stock of the Company for $1.16 per share. A block of 200,000 options become exercisable and vest 25,000 per quarter beginning December 1, 1996. An additional 100,000 options become exercisable and non-forfeitable only upon the date satisfactory clinical trials have been completed on the hematocrit technology. All options are immediately exercisable and non-forfeitable if the FDA approves the Company's hematocrit technology or if InMedica is sold or acquired or the non-invasive hematocrit technology is sold or acquired. In connection with the granting of these options the Company has recognized $178,000 of consulting expenses of which

$171,416 has been deferred until the services have been provided.

     Effective September 17, 1996, Dr. Allan Kaminsky severed his employment relationship with the Company resulting in the cancellation of his options to purchase 435,000 shares of the Company's common stock.

NOTE C--Extension of Preferred Stock Conversion Exercise Period

Effective September 30, 1996, the Company extended from October 1, 1996 through November 1, 1996, the period during which the preferred stockholders of the Company are entitled to convert shares of the Series A preferred stock to common stock of the Company at the rate of six shares of common for each share of preferred.

NOTE D--Subsequent Event

During October 1996, eight of the Company's Series A preferred stockholders converted an aggregate of 42,277 shares of par value $4.50 Series A Convertible preferred stock to an aggregate of 253,662 shares of common stock of the Company. The conversion rate was six shares of common stock for each share of preferred. The Company presently has five remaining preferred stockholders. Total aggregate dividends payable on the remaining preferred stock outstanding is $9,128 per year.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     During the nine months ended September 30, 1996, the Company recognized royalty revenues from two payments received from J & J Medical, Inc. totalling $336,480, up slightly from the same period in 1995. The Company's revenue recognition policy of recording revenues only after the cash is received results in the Company reporting royalty revenues one quarter in arrears during the first three quarters of each year. The Company's sole source of revenue is royalty payments received from J & J Medical, Inc., which are paid to the Company on a quarterly basis. Royalty revenues being received by the Company may be insufficient to sustain research and development costs, fund operations and retire indebtedness when it comes due. InMedica consequently continues to look for funding sources.

     InMedica achieved profitable operations during the fiscal years ended December 31, 1995 and 1994. Profitable operations resulted from increased royalty receipts coupled with expense reductions and the suspension of research and development efforts in 1994, and an extraordinary gain in 1995. However, the Company has a total stockholders' deficit of $267,532 and an accumulated deficit of $6,804,645 as of September 30, 1996. In order for InMedica to continue its research and development activities and meet its obligations, it must secure additional financing, for which it has no commitments. It is impossible to estimate the amount of the J & J Medical, Inc. royalties which may be received in the future. Such royalty revenue is dependent upon the continued sales of a certain product line by J & J Medical Inc. which includes the Company's base technology upon which the royalty is paid.


Results of Operations

     See "Liquidity and Capital Resources" for an explanation as to the reporting of two quarters of revenue receipts during the first three quarters of the year. The net income from operations decreased to $20,127 for the nine months ended September 30, 1996 compared to $42,635 for the comparable nine months of the prior year due to an increase in general and administrative expenses and research and development expenses.

     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:
          None

Item 2. Changes in Securities: See Note C to the financial statements for information on a change in the exercise period for certain conversion rights of the preferred stockholders.

Item 3.  Defaults Upon Senior Securities:
          None

Item 4.  Submission of Matters to a Vote of Security Holders:
          None

Item 5.  Other Information:

     During August 1996, Dr. Allan Kaminsky (a former President, Chief Executive Officer, Director and key employee of the Company) orally advised a member of the Company's board of directors that he would no longer pursue obtaining control of the Company by a proxy contest or litigation. Dr. Kaminsky subsequently sent a letter dated September 6, 1996 to Mr. Larry E. Clark offering his continued efforts on behalf of the Company, without cash compensation, in exchange for certain commitments by the Company, which included a right exercisable by Dr. Kaminsky to appoint five persons to the Board of Directors (in the event he was able to develop a device which could measure hematocrit within certain ranges) and rights for Dr. Kaminsky to purchase one million or more shares of stock in the Company at 50% of market value (in the event the Company achieved the ability to fabricate a marketable product or executed a merger/acquisition). The letter advised the Company that if Dr. Kaminsky did not receive a reply from the Company by September 16, 1996 that he would "irreversibly" sever any association with the Company (employment, consulting and advisory). After considering Dr. Kaminsky's proposal, the Company determined to make no response to the letter and considers its association with Dr. Kaminsky to be terminated and that his 435,000 options have expired. On September 17, 1996, Dr. Kaminsky advised the Company that his offer to negotiate had expired, that he had no association (employment, consulting, advisory) with InMedica/MicroCor, other than being a passive shareholder and that his action was permanent and irreversible. Dr. Kaminsky continues to be a principal shareholder of the Company; see Form 10-KSB for the year ended 1995, "Principal Shareholders".

Item 6.   Exhibits and reports on Form 8-K:


     Exhibits:

(1) Agreement dated September 3, 1996 between InMedica Development Corporation and Paul Ruben dba Ruben Engineering and Calvin Ruben, incorporated by reference to the Exhibits to Form 8-K dated September 20, 1996.

(2) Form of conversion agreement executed by eight Preferred stockholders during October 1996 to convert Series A preferred to common stock of the Company.

(3)  Financial Data Schedule



     Form 8-K:

The Company filed a Form 8-K dated September 20, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INMEDICA DEVELOPMENT CORPORATION


                                /s/ Larry E. Clark
                                By Larry E. Clark, CEO


                                /s/ Richard Bruggeman
Date:  November 18, 1996        By Richard Bruggeman, Treasurer

                                    EXHIBITS


Exhibits filed with the Form 10-QSB of InMedica Development
Corporation, SEC File No. 0-12968:


Exhibit No.      SB Item No.       Description

                  (10) Agreement dated September 3, 1996 between InMedica Development Corporation and Paul Ruben dba Ruben Engineering and Calvin Ruben, incorporated by reference to the Exhibits to Form 8-K dated September 20, 1996.

   1              (10)          Form of conversion agreement
                                executed by eight preferred stockholders during October 1996 to convert Series A preferred to common stock of the Company.

   2              (27)          Financial Data Schedule