Form 10KSB
period 1996-12-31
INMEDICA DEVELOPMENT CORP
filed 1997-04-15
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1996

                           Commission File No. 0-12968

                        INMEDICA DEVELOPMENT CORPORATION

           Utah                                         87-0397815
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                          60 South 600 East, Suite 150
                            Salt Lake City Utah 84102
                                 (801) 521-9300

Securities Registered Pursuant to Section 12(g) of the Act:

                                                   Name of each Exchange
Title of Each Class                                 on which Registered
-------------------                                ---------------------
Common Stock, $.001 par value                                None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. X yes no

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $728,800

The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 17, 1997 was approximately $2,250,0001. The number of shares outstanding of the issuer's common stock, $.001 par value, as of March 13, 1997 was 7,997,612.

DOCUMENTS INCORPORATED BY REFERENCE: None
--------
     1 - based on 5,113,787 non-affiliate shares at $.44 per share, which was the average of the bid and asked price on that date

Item 1. Business General. InMedica Development Corporation ("InMedica") was incorporated as a Utah corporation on June 16, 1983. During the last three fiscal years, InMedica's primary business activity has been the operation of the business of MicroCor, Inc. ("MicroCor"), a wholly owned subsidiary, (see "J & J Medical Agreement and Principal Products") and the refinancing of its debt (see "Preferred Stock", "Bank Loan" and "Debentures"). During 1993-1994, the Company considered, but did not complete, the acquisition of Clinical Innovation Associates, Inc., a privately held company.

     MicroCor was incorporated in 1981 under the name Alta Systems, Inc. as a Utah corporation for the purpose of designing, manufacturing and marketing hardware and software for the medical field, particularly relating to monitoring functions. The Company acquired MicroCor in 1985. MicroCor is presently engaged in research and development of an experimental device to measure hematocrit non-invasively (see "Principal Products"). MicroCor has historically been engaged in the development or sale of certain medical technology products. Royalty income received by MicroCor from the development and sale of certain technology pursuant to a contract with Johnson & Johnson Medical, Inc. is presently InMedica's only material revenue source (see "Principal Products").

     Change in Control. Effective April 11, 1995, Larry E. Clark purchased 1,000,000 shares of common stock of the Company from Allan L. Kaminsky for $100,000. The acquisition of shares gave Mr. Clark a total stock ownership of 1,143,000 shares. (see "Security Ownership of Certain Beneficial Owners and Management"). Simultaneously with the stock purchase and sale, Dr. Kaminsky resigned as an officer and director of the Company and Mr. Clark was appointed by the board of directors as chairman of the board, director, president and chief executive officer of InMedica.

     Grant of Stock Options. During the period October 1995 through April 1996, the Company granted stock options to officers, directors and consultants aggregating 1,100,000 shares. At a board meeting held July 31, 1996, the Company reduced these options by 25% effective August 1, 1996, reducing the total new options outstanding to 825,000 (See "Legal Proceedings").

     Consulting Agreement. Effective September 3, 1996, the Company entered into a consulting contract with Ruben Engineering, Paul Ruben and Calvin Ruben for engineering consulting services relating to the development of its hematocrit technology. The contract grants the Rubens a total of 300,000 options to purchase the common stock of the Company for $1.16 per share. A block of 200,000 options become exercisable and vest 25,000 per quarter beginning December 1, 1996. An additional 100,000 options become exercisable and non-forfeitable on the date satisfactory clinical trials have been completed on the hematocrit technology. All options are immediately exercisable and non-forfeitable if the

FDA  approves  the  Company's  hematocrit  technology  or if InMedica is sold or acquired or the non-invasive hematocrit technology is sold or acquired. In connection with the granting of the options the Company has recognized $178,000 of consulting expense which is being amortized over two years. Pursuant to the agreement, the Rubens agreed to complete the construction of six prototypes for the Company for the previously agreed upon price of $50,000 and to continue to consult with InMedica for a period of at least two years, for a minimum of 8 hours per week at $80 per hour. The Rubens are continuing research and development efforts on the Company's technology.

     Preferred Stock. See footnote 5 to the financial statements for information regarding the Preferred Stock of the Company, including a report of the number of preferred shares converted to common stock during the year. Effective September 30, 1996, the Company extended from October 1, 1996 through November 1, 1996, the period during which the preferred stockholders of the Company were entitled to convert shares of the Series A preferred stock to common stock of the Company at the rate of six shares of common for each share of preferred. The Company presently has five remaining preferred stockholders who own an aggregate of 25,356 shares of the Series A Preferred Stock. Total aggregate dividends payable on the remaining preferred stock outstanding is $9,128 per year.

     Regulation S Offering. During October 1995, the Company prepared a Regulation S offering to be used in seeking foreign investors for approximately 900,000 shares of its Series A Preferred Stock. There were no offers to purchase shares pursuant to the Regulation S offering and the offering has now terminated.

     Bank Loan. Effective August 31, 1995, the Board of Directors approved borrowing funds from a commercial bank. During September 1995, the bank approved a loan of $500,000 to the Company bearing interest at prime plus 1 1/4%. The initial interest rate is 10% per annum. Principal and interest payments are due quarterly, with $12,500 principal plus accrued interest, payable quarterly. The entire remaining unpaid balance of principal and interest is due and payable on August 1, 1998. Larry E. Clark, President and Director of the Company, is a co-obligor on the loan. Payment of the bank loan is secured by an assignment of the Johnson & Johnson Medical, Inc. Agreement, which is available to the bank as security in the event of a Company default on the bank loan. The Company considers the loan to be well secured with over $1,000,000 of additional collateral supplied by the Company's president, Larry E. Clark. In consideration of the collateral provided by Mr. Clark, the Board of Directors granted Mr. Clark, effective October 16, 1995, non-qualified options to purchase 500,000 shares of the Company's common stock at a price of $.30 per share, exercisable for 10 years. The number of options was reduced to 375,000 as of August 1, 1996. The Company has also granted Mr. Clark a security interest in the Johnson &

Johnson Medical Agreement to secure him for any liability or loss he may suffer as a result of placing his collateral and credit at risk.

     Debentures.   See  Note  2  to  the  financial  statements  for information regarding the retirement of the Company's Convertible Debentures.

     J & J Medical Agreement. The Company reached an agreement dated June 15, 1995, with Johnson & Johnson Medical, Inc., a New Jersey corporation, ("JJMI"). The Agreement replaced the Company's prior agreement with Critikon, Inc. The new Agreement commits JJMI to pay a royalty to the Company for each specified PLUS Vital Signs Monitor (the "Dinamap PLUS Monitor") sold by JJMI to unaffiliated third parties. In consideration of the royalty, the Company has granted JJMI a nonexclusive worldwide license to the technology. Under the terms of the new Agreement, the Company began receiving an increased per unit royalty rate effective as of January 2, 1995.

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

     Principal Products. During the years 1986 and 1987, MicroCor developed, manufactured and marketed a portable electrocardiograph ("ECG") monitor. About 450 units were manufactured and sold. In July 1989, MicroCor signed a research and development contract with Critikon (predecessor to JJMI), to develop a medical instrument which would incorporate and enhance the technologies already developed in the MicroCor portable ECG monitor and combine them with technologies developed by Critikon. The research and development portion of the contract was completed in July 1990, and resulted in the design of a new product line. Critikon manufactures and markets the new product line under the name Dinamap Plus(TM). MicroCor is the beneficiary of royalty income based upon a specified amount per unit sold. The Company's income is generated exclusively from the agreement with Johnson & Johnson Medical, Inc. (See "J & J Medical Agreement").

     For the past seven years, the Company has conducted research on a method for measuring hematocrit non-invasively (without drawing blood) and has applied for patents covering this technology. Hematocrit is the percentage of blood volume made up by red blood cells and is a common laboratory test currently performed invasively by drawing a blood sample from the patient. In November 1995, the Company purchased for $200,000 a portable prototype for measuring hematocrit and research information relating to measuring hematocrit non-invasively from Paul Ruben and Paul Diehl. Dr. Diehl is a principal shareholder of the Company. Diehl and Ruben agreed not to compete with InMedica and agreed not to disclose the information they had sold for a period of five years from the date of the agreement.

     During January 1996, the Company began gathering data necessary to provide calibration for the hematocrit measuring device. Based upon the results of the first round and a subsequent round of data testing, the Company believes the accuracy and reliability of the device can be increased. However there is no guarantee that the instrument's performance will be improved and be reliable for clinical use. The prototype is not yet suitable for commercialization. Additional testing and research and development must be completed in order to establish both the technical and commercial viability of the proposed product. This will require additional funding as to which the Company has no commitments and no time frame can consequently be placed on when or if commercialization of the device will occur. The Company has previously announced its willingness to consider strategic alliances and partnerships for the design, manufacturing and marketing of any products which may result from this non-invasive blood testing and monitoring technology.

     During December 1996, Company personnel traveled to Ireland to consult with a team of six medical device experts at Ulster University in Belfast, Ireland. The team is part of the Northern Ireland Bio-Engineering Centre ("NIBEC"). The engineering team is presently evaluating the Company's device.

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

     Patents. As of December 12, 1995, the Company's application for a patent entitled "Method and Apparatus for Non-Invasively Determining Hematocrit," was allowed by the U.S. Patent Office and the Patent issued on June 18, 1996 and has a term of 17 years. The Company has filed an application for an additional patent which claims priority from October 4, 1990, the date of filing of the Company's "Method and Apparatus for Non-Invasively Determining Hematocrit." The second patent has been allowed and is expected to issue in due course. The patent term is expected to run from October 4, 1990 for a period of 17 years.

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

     Research and Development Expenses. Research and development expenses for the two years ended December 31, 1996 and 1995, were $155,885 and $203,417, respectively. None of the expenses were incurred on customer-sponsored research activities relating to the development of new products.

     Employees.   InMedica  and  MicroCor  had  three  part time employees as of
December 31, 1996.


Item 2.  Properties

     Office Lease. The Company leases office space located in Salt Lake City, Utah on a month to month basis. The monthly rental on the space is $456.25. The office space is expected to be adequate for the Company's needs in the foreseeable future.

Item 3.  Legal Proceedings.

     During the third quarter of 1996 a former officer of the Company, Allan L. Kaminsky, threatened to bring legal proceedingsaffecting the Company or a proxy contest to obtain control of the Company. Among other things, Dr. Kaminsky objected to the number of options issued to officers, directors, employees and consultants of the Company. At a board meeting held July 31, 1996, the Company considered Dr. Kaminsky's demands and voluntarily reduced the number of options by 25% effective August 1, 1996, bringing the total options granted down from 1,100,000 to 825,000. Dr. Kaminsky thereafter offered to continue to be associated with the Company on terms rejected by the Board of Directors after due consideration. On September 17, 1996, Dr. Kaminsky advised the Company that his offer to negotiate had expired, that he had no further association (employment, consulting, or advisory) with InMedica/MicroCor, other than being a passive shareholder and that his action was permanent and irreversible. Dr. Kaminsky continues to be a principal shareholder of the Company (see "Security Ownership of Certain Beneficial Owners and Management"), however upon his resignation, his options to purchase 435,000 shares of the Company's common stock were cancelled.

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

                                           Bid Price
         Quarter Ended                   High      Low

March 31, 1995                            .15       .03
June 30, 1995                             .40       .03
September 30, 1995                        .44       .09
December 31, 1995                         .35       .09

March 31, 1996                           1.00       .13
June 30, 1996                            1.88      1.00
September 30, 1996                       1.69       .81
December 31, 1996                        1.00       .50

March 31, 1997                            .75       .34

         As of March 13, 1997, there were approximately 545 record holders of InMedica Common Stock. Such record holders do not include individual participants in securities position listings. The Company also has 5 holders of its Series A Preferred Stock. There is no public market for the Series A Preferred Stock (See "Preferred Stock").

     InMedica has not paid any cash dividends on its Common Stock since organization. For the foreseeable future, InMedica expects that earnings, if any, will be retained for use in the business or be used to retire obligations of the Company. The holders of the Series A Preferred Stock are entitled to cumulative cash dividends at the annual rate of eight percent (8%) per annum ($.36 per share per annum) or $.09 per share per quarter, payable on or before the following dates: January 31, April 30, July 31, and October 31 of each year. The Company is current in all dividend payments to the Preferred Stockholders.

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Liquidity and Capital Resources

     For the years ended December 31, 1996 and 1995, liquidity was generated from royalty income received from JJMI. This income source may not be sufficient to provide liquidity needs over time and may be inadequate to retire bank debt when it comes due in August 1998 and fund continued research and development. InMedica intends to continue to look for other funding sources as to which it has no commitments.

     A principal asset of the Company, the royalty agreement with JJMI, has been pledged to secure repayment of the $422,500 bank debt. Funds invested in other potential assets of the Company such as the hematocrit device have been expensed as research and development and the ability of the Company to use the device as a means of securing funding for the Company is totally dependent upon the success of further research and development efforts in producing a viable device suitable for commercialization.


Results of Operations

     InMedica has achieved profitable operations during the last three years, but has a stockholders' deficit of $63,203 and an accumulated deficit of $6,667,673 as of December 31, 1996. In order for InMedica to continue research and development activities, it may require additional financing, for which it has no commitments. It is impossible to estimate the amount of the JJMI royalties which may be received in the future.

     Significant operating revenues have been derived only from royalties during the two-year period ended December 31, 1996. During the years ended December 31, 1996 and 1995 royalty revenue totaled $728,800 and $693,440, respectively. Revenues during the year ended December 31, 1996 increased when compared to 1995 as a result of additional royalties paid based on sales by JJMI of the DINAMAP
(TM) PLUS vital signs monitor. InMedica cannot predict how long and how much royalty revenue it may receive from JJMI. Future royalty revenue is dependent upon the continued sales of the product line by JJMI which includes MicroCor's base technology.

     The net income of $159,381 for the year ended December 31, 1996 compared to $133,803 (before extraordinary gain) for 1995, resulted primarily from increased royalties from JJMI ($35,360), a reduction of interest expense ($87,170) and a decrease in total research and development expense ($47,532) which more than offset the increase in general and administrative expense of $145,493.

Although research and development expense decreased during 1996, most of the research and development expense in 1995 was due to the purchase of a hematocrit device, while the 1996 expense related to ongoing research and development.

     General and administrative expenses were higher during the year ended December 31, 1996 ($361,757) as compared to the year ended December 31, 1995 ($216,264), due primarily to expenses associated with the elimination of debt, resolving a dispute with a former officer, increased consulting expenses and stock option expense and other administrative expenses associated with the expanded activity of the Company.

Item 7.               Financial Statements.                  Page

   Report of Independent Public Accountants                   F-1

   Consolidated Balance Sheet as of December 31, 1996         F-2

   Consolidated Statements of Operations for the
   years ended December 31, 1996 and 1995                     F-3

   Consolidated Statements of Stockholders' Deficit
   for the years ended December 31, 1996 and 1995             F-4

   Consolidated Statements of Cash Flows for the
   years ended December 31, 1996 and 1995                     F-5

   Notes to Consolidated Financial Statements                 F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To InMedica Development Corporation:

We have audited the accompanying consolidated balance sheet of InMedica Development Corporation (a Utah corporation) and subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of InMedica Development Corporation and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, while the Company generated net income in 1996 and 1995, historically it has not achieved profitability and there can be no assurance of profitability in the future. The Company's sole source of revenue is a royalty arrangement which is based upon marketing and sales activity of a third party and there can be no assurance as to continuing royalty receipts. As of December 31, 1996, the Company had an accumulated deficit of $6,667,673 and a total stockholders' deficit of $63,203. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are discussed in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


ARTHUR ANDERSEN LLP


Salt Lake City, Utah
  March 7, 1997

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                             AS OF DECEMBER 31, 1996


                                     ASSETS

 CURRENT ASSETS:
   Cash                                                                                               $  177,586
   Royalties receivable                                                                                  209,280
   Prepaid expenses and other                                                                             22,340
                                                                                                      ----------
          Total current assets                                                                           409,206

 EQUIPMENT AND FURNITURE, at cost, less accumulated
   depreciation of $249,761                                                                                4,728

 OTHER ASSETS                                                                                              2,196
                                                                                                      ----------

           Total assets                                                                               $  416,130
                                                                                                      ==========

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of notes payable                                                                    $   50,000
  Consulting fees due to related party                                                                    39,000
  Accrued interest                                                                                         9,212
  Accrued payroll                                                                                          8,621
                                                                                                      ----------
          Total current liabilities                                                                      106,833
                                                                                                      ----------

NOTES PAYABLE, less current portion                                                                      372,500
                                                                                                      ----------

COMMITMENTS AND CONTINGENCIES (Notes 1, 2 and 7)

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value; 20,000,000 shares
    authorized; 7,999,232 shares outstanding                                                               7,999
  Preferred stock, 10,000,000 shares authorized; Series A
    preferred stock, cumulative and convertible, $4.50 par
    value, 1,000,000 shares designated, 25,356 shares
    outstanding                                                                                          114,102
  Additional paid-in capital                                                                           6,482,369
  Accumulated deficit                                                                                 (6,667,673)
                                                                                                      ----------
          Total stockholders' deficit                                                                    (63,203)
                                                                                                      ----------

          Total liabilities and stockholders' deficit                                                 $  416,130
                                                                                                      ==========


           The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                    1996                  1995
                                                                                 ----------            ----------

ROYALTY REVENUES                                                                 $  728,800            $  693,440
                                                                                 ----------            ----------

OPERATING EXPENSES:
  General and administrative                                                        361,757               216,264
  Research and development                                                          155,885               203,417
                                                                                 ----------            ----------
          Total operating expenses                                                  517,642               419,681
                                                                                 ----------            ----------

INCOME FROM OPERATIONS                                                              211,158               273,759
                                                                                 ----------            ----------

OTHER EXPENSES:
  Interest                                                                          (50,140)             (137,310)
  Miscellaneous                                                                      (1,637)               (2,646)
                                                                                 ----------            ----------
          Total other expenses                                                      (51,777)             (139,956)
                                                                                 ----------            ----------

INCOME BEFORE EXTRAORDINARY GAIN                                                    159,381               133,803

EXTRAORDINARY GAIN FROM EXTINGUISHMENT OF DEBT,
  net of applicable income taxes of $0 (Note 9)                                           -               197,901
                                                                                 ----------            ----------

NET INCOME                                                                          159,381               331,704

PREFERRED STOCK DIVIDENDS                                                            22,005                 7,550
                                                                                 ----------            ----------

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS                                     $  137,376            $  324,154
                                                                                 ==========            ==========
NET INCOME PER COMMON SHARE:
  Income before extraordinary gain from
    extinguishment of debt                                                       $      .02            $      .02
  Extraordinary gain from extinguishment
    of debt                                                                               -                   .02
                                                                                 ----------            ----------

NET INCOME PER COMMON SHARE                                                      $      .02            $      .04
                                                                                 ==========            ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                              8,413,270             7,822,194
                                                                                 ==========            ==========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                   Series A         Additional                          Total
                                          Common Stock        Preferred   Stock       Paid-in       Accumulated     Stockholders'
                                         Shares    Amount       Shares   Amount       Capital         Deficit          Deficit
                                        ---------  ------      -------- --------    -----------     -----------     ------------

        BALANCE,
          December 31, 1994             7,474,403   $7,474           -     $    -   $6,020,369    $(7,129,203)      $(1,101,360)

          Stock options exercised           4,500        5           -          -          333              -               338

          Issuance of Series A
            preferred stock                     -        -      83,884    377,478            -              -           377,478

          Stock issued as
            compensation for
            services rendered               5,000        5           -          -        1,745              -             1,750

          Preferred stock
             dividends                          -        -           -          -            -         (7,550)           (7,550)

          Net income                            -        -           -          -            -        331,704           331,704
                                        ---------   ------      ------   --------   ----------    -----------       -----------
        BALANCE,
          December 31, 1995             7,483,903    7,484      83,884    377,478    6,022,447     (6,805,049)         (397,640)

          Conversion of preferred
            stock to common stock         351,168      351     (58,528)  (263,376)     263,025              -                 -

          Conversion of
            convertible debentures
            to common stock               164,161      164           -          -      122,955              -           123,119

          Issuance of options
            to nonemployees                     -        -           -          -       73,942              -            73,942

          Preferred stock
             dividends                          -        -           -          -            -        (22,005)          (22,005)

          Net income                            -        -           -          -            -        159,381           159,381
                                        ---------   ------      ------   --------   ----------    -----------       -----------
        BALANCE,
          December 31, 1996             7,999,232   $7,999      25,356   $114,102   $6,482,369    $(6,667,673)      $   (63,203)
                                        =========   ======      ======   ========   ==========    ===========       ===========

           The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                           Increase (Decrease) in Cash

                                                                                   1996                     1995
                                                                                ----------               ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $ 159,381               $ 331,704
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Depreciation and amortization                                                    716                  31,526
      Expense related to common stock and stock
        options issued as compensation for services
        rendered                                                                    73,942                   1,750
      Gain on sale of equipment and furniture                                            -                  (5,727)
      Extraordinary gain from extinguishment of debt                                     -                (197,901)
      Issuance of note payable to related party
        in connection with payment for research and
        development efforts                                                              -                 102,000
      Change in assets and liabilities-
        Decrease in royalties receivable                                            18,240                  73,855
        Decrease (increase) in prepaid expenses
          and other                                                                  4,376                  (1,692)
        Decrease in accounts payable                                                (3,652)                (52,949)
        Increase in accrued payroll                                                  1,222                  10,998
        Increase (decrease) in accrued interest                                        552                (134,679)
        Increase in consulting fees due to
          related party                                                             39,000                       -
                                                                                 ---------               ---------

          Net cash provided by operating activities                                293,777                 158,885
                                                                                 ---------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment and furniture                                          -                   6,200
  Purchase of equipment and furniture                                               (1,374)                 (4,449)
                                                                                 ---------               ---------
          Net cash (used in) provided by investing
            activities                                                              (1,374)                  1,751
                                                                                 ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                 -                     338
  Principal payments on convertible debentures                                           -                (454,254)
  Principal payments on convertible debentures
    due to related parties                                                         (18,018)                (61,018)
  Preferred stock dividends                                                        (22,005)                 (7,550)
  Proceeds from issuance of note payable                                                 -                 485,000
  Principal payments on notes payable                                              (50,000)                (12,500)
  Principal payments on notes payable to related
    parties                                                                       (138,526)                      -
                                                                                 ---------               ---------

           Net cash used in financing activities                                  (228,549)                (49,984)
                                                                                 ---------               ---------

           The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                           Increase (Decrease) in Cash


                                                                                   1996                  1995
                                                                                ----------            ----------

NET INCREASE IN CASH                                                             $  63,854             $ 110,652

CASH AT BEGINNING OF THE YEAR                                                      113,732                 3,080
                                                                                 ---------             ---------

CASH AT END OF THE YEAR                                                          $ 177,586             $ 113,732
                                                                                 =========             =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the year for interest                                         $  49,588             $ 273,821
                                                                                 =========             =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

    During 1996, certain holders of convertible debentures converted $123,119 of principal and accrued interest related to the debentures into 164,161 shares of common stock (see Note 2).

    During 1996,  certain holders of Series A preferred  stock converted  58,528 shares of preferred  stock into  351,168  shares of common stock (see Note
      5).

    During 1995, certain holders of convertible debentures converted $377,478 of principal and accrued interest related to the debentures into 83,884 shares of Series A preferred stock (see Note 2).

    During 1995, the Company paid $98,000 in cash and issued a note payable for $102,000 to a stockholder and another individual to purchase certain technology that enhanced the Company's existing development efforts with respect to its Non-Invasive Hematocrit Technology.


           The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)      NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

InMedica Development Corporation ("InMedica") and its wholly owned subsidiary, MicroCor, Inc. ("MicroCor") (collectively, the "Company") historically have engaged in the research, development and sale of medical technology and fund raising to support such activity. During the years 1986 and 1987, MicroCor developed and marketed a portable electrocardiograph ("ECG") monitor and manufactured and sold about 450 units. In July 1989, MicroCor signed a research and development contract with a predecessor of Johnson and Johnson Medical, Inc. ("Johnson and Johnson"), for further development of the ECG technology. As a result of the agreement, Johnson and Johnson now manufactures and markets a product line under the name of Dinamap Plus (TM) which incorporates the Company's ECG technology. During 1995, the Company completed what it believes was a favorable renegotiation of the Johnson and Johnson agreement. As a result of increased royalty revenues received, the issuance of preferred stock and a bank loan secured with collateral provided by the Company's president and chief executive officer, the Company was able to retire or refinance its debt.

Since 1989, the Company has engaged in research and development of a device to measure hematocrit non-invasively (the "Non-Invasive Hematocrit Technology"). During 1996, the Company was issued patent No. 5526808 related to certain aspects of its Non-Invasive Hematocrit Technology. Additionally, a patent application was allowed in November 1996 related to this technology. Hematocrit is the percentage of red blood cells in a given volume of blood. At the present time, the test for hematocrit is performed invasively by drawing blood from the patient and testing the blood sample in the laboratory. Initial testing of the Company's Non-Invasive Hematocrit Technology on limited samples has been favorable. However, commercialization of the Non-Invasive Hematocrit Technology is dependent upon additional testing, Food and Drug Administration approval, financing of further research and development and, if warranted, financing of manufacturing and marketing activities.

Royalties received from the Johnson and Johnson agreement are presently the Company's sole source of revenue and the Company is not able to estimate the duration or amount of future royalties from the Johnson and Johnson agreement. Accordingly, there can be no assurance as to continuing royalty receipts. As of December 31, 1996, the Company had an accumulated deficit of $6,667,673 and a stockholders' deficit of $63,203. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve a viable operating plan.

Management's operating plan includes continuing to search for financing alternatives, including the formation of strategic alliances or partnerships to continue research and if warranted, the manufacture and sale of products developed from the Non-Invasive Hematocrit Technology. However, at present, the Company has no commitments related to these matters.

Principles of Consolidation

The  consolidated  financial  statements  include the  accounts of InMedica  and
MicroCor.   All  material  intercompany  accounts  and  transactions  have  been eliminated.

Revenue Recognition

Royalty revenues are recognized as sales information is received from Johnson and Johnson and cash receipts are assured.

Equipment and Furniture

Equipment and furniture are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The asset cost and accumulated depreciation for property retirements and disposals are eliminated from the respective accounts, and any resultant gain or loss is included in the determination of net income. The cost of major additions and improvements is capitalized while the cost of maintenance and repairs is charged to expense as incurred.

Equipment and furniture consisted of the following at December 31, 1996.


              Equipment                          $ 242,260
              Furniture                             12,229
                                                 ---------
                                                   254,489
              Less accumulated depreciation       (249,761)
                                                 ---------

                                                 $   4,728
                                                 =========


Depreciation has been computed using the straight-line method over the three to five year useful lives of the related assets.

Included  in  equipment  and  furniture  is  approximately   $248,700  of  fully
depreciated equipment and furniture.

Net Income Per Common Share

The net income per common share computation is based on the weighted average number of shares of common stock outstanding during each year after giving effect to dilutive common stock equivalents. Preferred stock dividends are deducted from net income in calculating net income per common share.


Income Taxes

The Company accounts for income taxes using the liability method. Deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

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

Fair Value of Financial Instruments

The book value of the Company's financial instruments approximates fair value. The estimated fair values have been determined using appropriate market information and valuation methodologies.


(2)      CONVERTIBLE DEBENTURES

Due to inadequate cash flows, the Company defaulted on its Series A and Series C debenture agreements. During 1995, the Company satisfied the majority of the Series A and Series C convertible debenture obligations and related accrued interest through the issuance of 83,884 shares of Series A preferred stock and cash payments of $377,485. In addition, one debenture holder agreed to exchange his debenture instrument for a cash payment of $79,255 (80 percent of principal and accrued interest owing). Another debenture holder agreed to exchange his debenture instrument for a promissory note for 80 percent of the principal and accrued interest owing on the debenture ($36,526) payable nine months from the date of settlement. During 1995, the Company recorded an extraordinary gain in the amount of approximately $28,000 related to convertible debentures that were settled for less than the principal and interest owing.

During 1996, the Company satisfied the remainder of the Series A and Series C convertible debenture obligations through the conversion of debentures totaling $123,119 to 164,161 shares of the Company's common stock and a cash payment of $18,018.


(3)      INCOME TAXES

As of December 31, 1996, deferred income tax assets consisted of the following:

         Net operating loss carryforwards             $ 1,025,399

         Future deductible temporary
           differences related to
           compensation, reserves
           and accruals                                   115,478

         Less:  valuation allowance                    (1,140,877)
                                                      -----------

         Net deferred income tax asset                $       -
                                                      ===========

The Company utilized approximately $159,000 and $338,000 of net operating loss carryforwards ("NOLs") in 1996 and 1995, respectively, and therefore recorded no federal or state income tax provisions for the years then ended.

At December 31, 1996, the Company has consolidated NOLs for federal income tax purposes of approximately $2,563,000. These NOLs expire at various dates through December 31, 2008. An NOL generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains other provisions which could reduce or limit the availability and utilization of NOLs. For example, limitations are imposed on the utilization of NOLs if certain ownership changes have taken place or will take place. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax asset will not be realized. Due to the uncertainty with respect to ultimate realization, the Company established a valuation allowance for the entire deferred income tax asset of $1,140,877.


(4)      STOCK OPTIONS

With respect to employees and directors, the Company accounts for its stock incentive plan, formula stock option plan and certain options granted outside the plans under APB Opinion 25. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been amended to the following pro forma amounts:

                                                       1996            1995
                                                     --------        --------

        Net income          As reported              $159,381        $331,704
                            Pro forma                 159,381          87,959

        Primary EPS         As reported                  .02            .04
                            Pro forma                    .02            .01


Because the Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995: risk-free interest rate of 5.94 percent; no expected dividend yield; expected life of 8 years; expected volatility of 141 percent.

Stock Incentive Plan

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

The following table presents the aggregate options granted and exercised under the Stock Incentive Plan during the years ended December 31, 1996 and 1995.

                                                                        1996                           1995
                                                              ------------------------       ------------------------
                                                                             Wtd. Avg.                      Wtd. Avg.
                                                                             Exercise                       Exercise
                                                               Shares         Prices           Shares        Prices
                                                              --------      ----------        --------     ----------
Shares under option, beginning of
  year, at prices ranging from
  $.08 to $1.00 per share                                      587,445        .51              788,445        .59

Options forfeited at prices ranging
  from $.60 to $1.00 per share                                (435,000)       .60             (201,000)       .80
                                                              --------                        --------
Shares under option, end of year,
  at prices ranging from $.08 to
  $.60 per share                                               152,445        .26              587,445        .51
                                                              ========                        ========

All of the 152,445 options outstanding and exercisable at December 31, 1996 have exercise prices ranging from $.08 to $.60 with a weighted average exercise price of $.26 and a weighted average remaining contractual life of one year.

At December 31, 1996, options for the purchase of 961,491 shares were available for granting under the Stock Incentive Plan.

Formula Stock Option Plan

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

There were no options granted or exercised under the Formula Plan during the years ended December 31, 1996 and 1995. At December 31, 1996, there were no shares under option under the Formula Plan and options for the purchase of 95,500 shares were available for granting.

At December 31, 1996, the Company has reserved 1,209,436 common shares for the exercise of options under the two stock option plans described above.

Other Stock Options

During 1995, the Company granted nonqualified options for the purchase of 1,050,000 shares of common stock at prices ranging from $.30 to $.39 with a weighted average exercise price of $.32. The options were granted to officers, directors, employees and consultants to the Company. A total of 500,000 of these nonqualified options were issued to the Company's president and chief executive officer in consideration of collateral provided by him with respect to the Company's bank loan described in Note 6. All options granted during 1995 vested immediately upon granting and are exercisable through 2005. During 1996, these option grants were reduced by 25 percent to 787,500 by resolution of the board of directors of the Company.

All of the 787,500 options outstanding and exercisable at December 31, 1996 have exercise prices ranging from $.30 to $.39, with a weighted average exercise price of $.32 and a weighted average remaining contractual life of 8.8 years.

During 1996, the Company granted nonqualified options for the purchase of 338,500 shares of common stock at prices ranging from $1.16 to $1.22 per share with a weighted average exercise price of $1.17 and a weighted average remaining contractual life of 5.2 years. The shares were issued to consultants to the Company. A total of 38,500 of these nonqualified options vested immediately upon granting and are exercisable through 2006. A total of 300,000 of these nonqualified options were issued in consideration for engineering work related to the Company's Non-Invasive Hematocrit Technology. A total of 200,000 of the 300,000 shares vest through September 1, 1998. The remaining 100,000 options vest upon completion of satisfactory clinical trials related to the Company's Non-Invasive Hematocrit Technology. At December 31, 1996, 25,000 of the 300,000 options were vested. The Company recorded compensation expense in 1996 of $73,942 related to the granting of the 338,500 options. Total compensation expense to be recorded over the vesting period of two years is $222,275.


(5)      PREFERRED STOCK

During 1995, the Company amended its articles of incorporation to authorize 10,000,000 shares of preferred stock. The Company's board of directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock ("Series A Preferred") with a par value of $4.50 per share. Holders of the Series A Preferred receive annual cumulative dividends of eight percent, payable quarterly, which dividends are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid. Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends. Series A Preferred stockholders also have the right to convert each share of Series A Preferred to the Company's common stock according to the following schedule: $.75 per common share on or before October 1, 1996; $1.50 per common share on or before October 1, 1997 and $3.00 per common share after October 1, 1997. During 1995, the Company issued 83,884 shares of Series A Preferred related to the complete or partial satisfaction of a significant portion of its convertible debentures (see Note 2). During 1996, certain Series A Preferred stockholders converted 58,528 shares of preferred stock to 351,168 shares of common stock.

(6)  NOTES PAYABLE

At December 31, 1996, notes payable consisted of the following:

       Loan agreement  with a bank,  interest at prime (8.25 percent at December
         31, 1996) plus 1.25 percent (see discussion below)

                                               $422,500

       Less current portion                     (50,000)
                                               --------

                                               $372,500
                                               ========


During September 1995, the Company entered into a loan agreement with a bank. The loan agreement provided for the Company to borrow up to a maximum amount of $500,000 through October 22, 1995. Subsequent to that date, no further advances were available and repayments are due in quarterly principal installments of $12,500 plus accrued interest beginning November 22, 1995. The loan agreement is secured by the Company's royalty stream from Johnson and Johnson and a personal guarantee from and real estate owned by the Company's chief executive officer and president. The entire unpaid principal and interest balance is due in full on August 1, 1998.

As of December 31, 1996, the scheduled principal maturities of notes payable are as follows:

       Year Ending December 31,

                    1997                       $ 50,000
                    1998                        372,500
                                               --------

                                               $422,500
                                               ========


(7)  COMMITMENTS

Operating Lease

During 1995, the Company entered into a one-year, noncancelable operating lease for office space. Total rent expense for office space during 1996 and 1995 was $16,019 and $6,325, respectively. The lease expired in June 1996 and at December 31, 1996 the lease continues on a month-to-month basis.


(8) RELATED-PARTY TRANSACTIONS

On November 6, 1995, the Company purchased certain technology that enhanced the Company's existing development efforts with respect to its Non-Invasive Hematocrit Technology from two individuals, one of whom was a principal stockholder of the Company. The technology acquired was accounted for as purchased research and development and expensed. Of the $200,000 purchase price, $98,000 was paid in cash at closing and a promissory note was signed for the remaining $102,000 payable in four equal installments beginning January 16, 1996. The note was paid in full during 1996.

During 1996 and 1995, the Company paid interest on the related-party convertible debentures in the amounts of $569 and $45,821, respectively.


(9)  EXTRAORDINARY GAIN FROM EXTINGUISHMENT OF DEBT

During 1995, the Company settled certain payroll liabilities which had been accrued in prior years and recognized an extraordinary gain of approximately $170,000. Additionally, the Company recognized an extraordinary gain of approximately $28,000 on the settlement of amounts owed under certain convertible debentures (see Note 2).

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

     Name                    Age              Director Since

     Larry E. Clark          75                   1995

     John R. Merendino       58                   1995

     David L. Dingman        60                   1995

     Richard Bruggeman       42                   1995

         LARRY E. CLARK - Chairman, Principal Executive Officer and Director of InMedica. Mr. Clark was president of Clark-Knoll & Associates, Inc., a Denver, Colorado management consulting firm specializing in mergers and acquisitions from 1963 to 1969. He served as president of Petro-Silver, Inc., a small public company based in Salt Lake City, Utah, which engaged in the oil and gas business from 1970 to 1975. From 1975 to 1981 Mr. Clark was president of Larry Clark & Associates, a private company which engaged in a corporate mergers and acquisitions business. In 1981, Mr. Clark formed Hingeline-Overthrust Oil & Gas, Inc., a Utah public company, which merged with Whiting Petroleum Corporation of Denver, Colorado in December 1983. Mr. Clark served as a director of Whiting Petroleum from 1983 until 1992 when Whiting Petroleum merged with IES Industries and Mr. Clark returned to full time employment as president of Larry Clark & Associates. He is presently also president, principal shareholder and director of The Bud Financial Group, Inc., an inactive public company. Mr. Clark graduated from the U.S. Merchant Marine Academy with a degree in Naval Science in 1943 and received a degree in Business Administration from the University of Wyoming in 1948.

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

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and greater than ten percent shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 1995 all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with.


Item 10.  Executive Compensation.

     Executive Compensation. No executive officer of the Company has received compensation during the three fiscal years ended December 31, 1996, except as disclosed in the table below:

                                                             Annual Compensation
                                                                 Long Term
                                                             Compensation Awards
Name                       Year     Salary     Bonus    Common Stock underlying Options     Other
                           ----    --------    -----    -------------------------------     -----
Larry E. Clark    (CEO)    1996    $ 39,000*     -                   -                        -
Larry E. Clark    (CEO)    1995    $   -         -                450,000**                   -
Allan L. Kaminsky (CEO)    1994    $   -         -                   -                        -

*accrued in 1996 and paid in January 1997.
**600,000 options were originally granted, but subsequently were reduced to the figure shown


         Director Compensation. Directors may be compensated at the rate of $100 for attendance at each board meeting, but did not receive compensation for meetings attended in 1996 and 1995. The Board of Directors granted non-qualified stock options to Directors Clark, Merendino and Bruggeman to purchase 100,000 shares each of common stock of the Company for $.30 per share exercisable for a period of 10 years. The options are immediately exercisable and become non-forfeitable after each director has completed one year of service and thereafter are not cancelled if the Director leaves the service of the Company. The Board of Directors also granted a similar option to Director Dingman, exercisable at $.385 per share. The options were reduced to 75,000 each effective August 1, 1996.

     Compensation Committee Interlocks and Insider Participation. Compensation of officers and employees is determined by the Board of Directors. Mr. Larry E. Clark, chief executive officer, is chairman of the Board of Directors.

     Other Compensation Plans. See Note 4 to the financial statements for information regarding the Company's Stock Incentive Plan, Formula Stock Option Plan and Other Stock Options.

                     OPTIONS GRANTED IN THE LAST FISCAL YEAR

                                      % of Total
                                      Options
                                      Granted to    Exercise
                        Options       Employees in  Price        Expiration
       Name             Granted       FY 1995       ($/Share)    Date
       ----             -------       ------------  ---------    ----
       None

                      AGGREGATED OPTIONS EXERCISED IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                         Value of Unexercised
                                                     Number of           In-The-Money
                                                     Unexercised Options Options at Fiscal
                         Shares                      at Fiscal Year End  Year End2
                         Acquired on   Value         Exercisable/        Exercisable/
                Name     Exercise (#)  Realized ($)  Unexercisable       Unexercisable

              Larry E.
                Clark        0             0          450,000/0             $315,000/0

              Richard
                Bruggeman    0             0          208,167/0             $145,717/0

         The Company presently has no plan for the payment of any annuity or pension retirement benefits to any of its officers or directors, and no other remuneration payments, contingent or otherwise, are proposed to be paid in the future to any officer or director, directly or indirectly.

--------
     2 - Fiscal year ended December 31, 1996. The average high and low bid price of the Company's stock that day on the over the counter market was approximately $.70. "In the money" options are exercisable at less than the fair market value of the stock.

Item 11. Security Ownership of Certain Beneficial Owners and
Management.

     The following table furnishes information concerning the common stock ownership of directors, officers, and principal shareholders as of March 17, 1997:

                          Nature of          Number of
   Name and Position      Ownership       Shares Owned    Percent

   Larry E. Clark            Direct            1,143,000    14.3%
   Chairman, CEO             Options             450,000
                                               ---------
                             Total             1,593,000    18.9%
                                               =========

   Allan L. Kaminsky*        Direct              798,875     9.9%
   4602 S. Fortuna Way       Options                 0
                                               -------
   S.L.C., Utah 84124        Total               798,875     9.9%
                                               =========

   Paul J. Diehl*            Direct & Indirect   719,230(3)  9.0%
   2963 E. Fallentine Rd.
   Sandy, Utah   84092

   John R. Merendino         Options              75,000     0.9%
   Director

   David L. Dingman          Options              75,000     0.9%
   Director

   Richard Bruggeman         Direct & Indirect    72,720(4)  0.9%
   Director, Chief           Options             208,167
   Financial Officer         Total               280,887     3.4%
                                                 =======

   All Executive Officers    Direct & Indirect 1,351,167    16.9%
   and Directors as a        Options             808,167
                                               ---------
   group (4 persons)         Total             2,159,334    24.5%
                                               =========
* Principal Shareholder

     Shares shown in the forgoing table as directly owned are owned beneficially and of record, and such record shareholder has sole voting, investment, and

--------
     3 Includes 639,599 shares held by the Paul J. Diehl, M.D. P.C. profit sharing plan, one share held by Paul J. Diehl, P.C. and 79,630 shares held by Dr. Diehl as custodian for his wife's daughter, Shanon.
     4 - includes 400 shares held in individual retirement accounts and 4,620 shares held in a family trust of which Mr. Bruggeman is Trustee.

dispositive power. Percentages calculated for totals in the foregoing table assume the exercise of options included in such totals.


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

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.   S-K No.               Description


                           (3) Articles of Incorporation and Bylaws incorporated by reference to the exhibits to Form 10-K for the year ended December 31, 1983

                           (3) Articles of Amendment to the Articles of Incorporation of the Company changing the Company's name to "InMedica Development Corporation" incorporated by reference to
                                    Exhibit  1  to  orm  10-K for the year ended
                                    December 31, 1984

                           (4) Articles of Amendment, dated June 16, 1995 to the Articles of Incorporation of the Company adopting a class of Preferred Stock, incorporated by reference to Exhibit 1 to Form 10-QSB for the period ended September 30, 1995

                           (4) Articles of Amendment, dated September 25, 1995 to the Articles of Incorporation of the Company adopting a Series A Preferred Stock, incorporated by reference to Exhibit 2 to Form 10-QSB for the period ended September 30, 1995


                          (10) Agreement between MicroCor, Inc. and Johnson & Johnson Medical, Inc. dated June 15, 1995, incorporated by reference to Form 8-K dated June 30, 1995


                          (10) Settlement Agreement between Eric Welling and InMedica Development Corporation dated September 27, 1995, incorporated by reference to Exhibit 3 of Form 10-QSB for the quarter ended September 30, 1995

                          (10) Settlement Agreement between Clint Newman and InMedica Development Corporation dated September 25, 1995 and Addendum, incorporated by reference to Exhibit 4 of Form 10-QSB for the quarter ended September 30, 1995

                          (10) Settlement Agreement between J. Lynn Smith and InMedica Development Corporation dated September 25, 1995 and Addendum, incorporated by reference to Exhibit 5 of Form 10-QSB for the quarter ended September 30, 1995

                          (10) Commercial Security Agreement of Larry E. Clark and InMedica Development Corporation, incorporated by reference to Exhibit 6 of Form 10-QSB for the quarter ended September 30, 1995

                          (10) Purchase and Settlement Agreement between InMedica Development Corporation, Paul J. Diehl, and Paul W. Ruben dated November 6, 1995, incorporated by reference to Exhibit 7 of Form 10-QSB for the quarter ended September 30, 1995

                          (10) Settlement Agreement and Mutual Release between Paul J. Diehl and InMedica Development Corporation dated December 28, 1995, incorporated by reference to Exhibit 1 of Form 10K-SB for the year ended December 31, 1995

                          (10) Commercial Security Agreement dated September 15, 1995, of Larry E. Clark and InMedica Development Corporation as Borrowers and First Interstate Bank of Utah, N.A. as Lender incorporated by reference to
                                    Exhibit 2 of Form  10K-SB for the year ended
                                    December 31, 1995

                          (10) Promissory Note of Larry E. Clark and InMedica Development Corporation to First Interstate Bank of Utah, N.A. dated August 22, 1995 incorporated by reference to
                                    Exhibit 3 of Form  10K-SB for the year ended
                                    December 31, 1995

                          (10) Conversion Agreement of InMedica Development Corporation and Randall J. Olsen, M.D. dated as of April 1, 1996 incorporated by reference to Exhibit 5 of Form 10K-SB for the year ended December 31, 1995

                          (10) Conversion Agreement of InMedica Development Corporation and Les Berthy dated as of April

                                    1, 1996 incorporated by reference to Exhibit
                                    6 of Form 10K-SB for the year ended December
                                    31, 1995

                          (10) Conversion Agreement of InMedica Development Corporation and Donald Hodurski dated as of April 10, 1996 incorporated by reference to
                                    Exhibit 7 of Form 10K-SB for the year  ended
                                    December 31, 1995

                          (10) Conversion Agreement between InMedica Development Corporation and Clinton B. Newman dated April 23, 1996, incorporated by reference to Exhibit 1 of Form 10Q-SB for the quarter ended March 31, 1996.

                          (10)      Conversion   Agreement    between   InMedica
                                    Development  Corporation  and J. Lynn  Smith
                                    dated   June  11,  1996,   incorporated   by
                                    reference to Exhibit 1 of Form 10Q-SB for the quarter ended June 30, 1996.

                          (10) Agreement dated September 3, 1996 between InMedica Development Corporation and Paul Ruben dba Ruben Engineering and Calvin Ruben, incorporated by reference to the Exhibits to Form 8-K dated September 20, 1996.

                          (10) Form of conversion agreement executed by eight Preferred stockholders (L. Gene Tanner, Barbara M. Coble, Karilyn R. Moores, Paul Chase, Roger D. Chase, Trustee, Kenneth
                                    J. Wool, C.U. Partners, and Perry Lane) during October 1996 to convert Series A preferred to common stock of the Company, incorporated by reference to the Exhibits of Form 10QSB for the Quarter ended September 30, 1996.

                          (11) Statement regarding Computation of Per Share Loss (see Consolidated Statements of Operations for the years ended December 31, 1996 and 1995

                          (21) Subsidiaries of the Company (MicroCor, Inc., a Utah corporation)

                          (27)      Financial Data Schedule

(b) No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        INMEDICA DEVELOPMENT CORPORATION



                                   By /s/ Larry E. Clark
                                      ---------------------------
                                      LARRY E. CLARK, President



                                      /s/ Richard Bruggeman
                                      ---------------------------
Date:  April 11, 1997                 RICHARD BRUGGEMAN,
                                      Chief Financial Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                       /s/ Larry E. Clark
                                       --------------------------
April 11, 1997                         LARRY E. CLARK
                                       Director
                             President and Principal
                                       Executive Officer


                                       /s/ John R. Merendino
                                       --------------------------
April 11, 1997                         JOHN R. MERENDINO
                                       Director



                                       /s/ Richard Bruggeman
                                       --------------------------
April 11, 1997                         RICHARD BRUGGEMAN
                                       Director



                                       /s/ David L. Dingman
                                       --------------------------
April 11, 1997                         DAVID L. DINGMAN
                                       Director

                                    EXHIBITS


Exhibits filed with the Form 10-KSB of InMedica Development Corporation, SEC File No. 0-12968, for the year ended 12/31/95:


Exhibit No.      SB Item No.       Description

1

                    (27)           Financial Data Schedule