Form 10QSB
period 1997-03-31
INMEDICA DEVELOPMENT CORP
filed 1997-05-15
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                  Form 10 - QSB


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1997


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

                          60 South 600 East, Suite 150
                           Salt Lake City, Utah 84102
                    (Address of principal executive offices)

                  Registrant's telephone number: (801) 521-9300



Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No[ ]


The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of May 12, 1997 was 7,999,232 shares.

PART I - FINANCIAL INFORMATION                                       Page 1 of 2
------------------------------

Item 1.  Financial Statements


                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS


                                              March 31,
                                                1997
                                            (Unaudited)

        CURRENT ASSETS:
           Cash                             $  238,573
           Prepaid expenses                     15,043
                                            ----------

                Total current assets           253,616


        EQUIPMENT AND FURNITURE,
          at cost, less accumulated
          depreciation of $254,489               4,437


        OTHER ASSETS                             2,196
                                            ----------


                Total assets                $  260,249
                                            ===========
















            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                              March 31,



        NOTE PAYABLE, less
              current portion                  355,000
                                            ----------

        STOCKHOLDERS' DEFICIT:
           Common stock, $.001 par value;
            20,000,000 shares authorized,
            7,999,232 issued and outstanding     7,999
           Preferred stock,  10,000,000
            shares authorized; Series A
            preferred stock, cumulative
            and convertible, $4.50 par
            value, 1,000,000 shares
            designated, 25,356 shares
            issued and outstanding             114,102
           Additional paid-in capital        6,482,369
           Accumulated deficit              (6,758,975)
                                            ----------

                Total stockholders'
                 deficit                      (154,505)
                                            ----------
                Total liabilities and
                 stockholders' deficit      $  260,249
                                            ==========


            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                              For the Three
                                               Months Ended
                                                 March 31,
                                             1997        1996
                                          (Unaudited) (Unaudited)



          TOTAL OPERATING REVENUE          $     -0-         -0-
                                           ---------   ---------


          OPERATING EXPENSES:
            General and
             administrative                   47,840      36,716
            Research and
             development                      31,683      22,029
                                           ---------      ------
            Total operating expenses          79,523      58,745
                                           ---------      ------

          LOSS FROM OPERATIONS               (79,523)    (58,745)
                                           ----------    -------

          OTHER INCOME (EXPENSES):
            Miscellaneous income                   6         -
            Interest expense                  (9,503)    (14,954)
                                           ---------   ---------

            Total other expense               (9,497)    (14,954)
                                           ---------   ---------

          NET LOSS                           (89,020)    (73,699)

          PREFERRED STOCK DIVIDEND            (2,282)     (7,550)
                                             -------    --------

          NET LOSS APPLICABLE TO
           COMMON SHARES                   $ (91,302) $  (81,249)
                                           ==========   =========
          Net loss
            per common share               $    (.01) $     (.01)
                                           ==========   =========

          Weighted average number
            of common shares outstanding   7,997,612   7,485,707
                                          ==========   =========

            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                    For the Three
                                                    Months Ended
                                                      March 31,
                                                   1997       1996
                                               (Unaudited) (Unaudited)

     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                   (89,020)    (73,699)
       Adjustments to reconcile net
         loss to net cash provided by
         operating activities-
           Depreciation                               291         223
           Change in assets and liabilities-
             Decrease in royalties receivable     209,280     227,520
             Decrease in prepaid
               expenses                             7,297       6,677
             Increase (decrease) in accounts
               payable                              1,003      (3,004)
             Decrease in accrued payroll           (7,829)     (6,607)
            (Decrease) increase in interest
               payable                             (1,253)      9,202
             Decrease in convertible interest
               payable                                -        (3,909)
             Decrease in related-party
               payable                            (39,000)    (25,500)
                                                 ---------    -------

               Net cash provided by
                  operating activities             80,769     130,903
                                                 --------     -------

     CASH FLOWS FROM INVESTING ACTIVITIES:

               Purchase of equipment and
                 furniture                            -        (1,375)
                                                 ---------    -------

               Net cash used in
                 investing activities                 -        (1,375)
                                                 ---------    -------


            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                      For the Three
                                                       Months Ended
                                                         March 31,
                                                     1997        1996
                                                  (Unaudited) (Unaudited)

   CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments on
      convertible debentures                      $    -      $ (22,768)
     Preferred stock dividends                     (2,282)       (7,550)
     Principal payments on note payable           (17,500)      (12,500)
                                                ----------      --------
     Net cash used in financing activities        (19,782)      (42,818)
                                                ----------      --------


   NET INCREASE IN CASH                            60,987        86,710

   CASH AT BEGINNING OF PERIOD                    177,586       113,732
                                                 --------      --------

   CASH AT END OF PERIOD                         $238,573      $200,442
                                                 ========      ========
















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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1996.

Note B -- Subsequent Event

Effective May 9, 1997, InMedica Development Corporation (the "Company") employed Robert Gail Billings to conduct research and development on the Company's hematocrit project. The Company will pay Dr. Billings $8,333.33 per month for his services.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     For the years ended December 31, 1996 and 1995, liquidity was generated from royalty income received from Johnson and Johnson Medical, Inc. ("JJMI"). This income source may not be sufficient to provide liquidity needs over time and may be inadequate to retire bank debt when it comes due in August 1998 and fund continued research and development. InMedica intends to continue to look for other funding sources as to which it has no commitments. For the three months ended March 31, 1997, no operating revenues were recognized due to the revenue recognition policy of the Company which requires sales information to have been received from JJMI and that cash receipts are assured.

     A principal asset of the Company, the royalty agreement with JJMI, has been pledged to secure repayment of the $405,000 bank debt. Funds invested in other potential assets of the Company such as the hematocrit device have been expensed as incurred as research and development. The ability of the Company to use the hematocrit device as a means of securing funding for the Company is totally dependent upon the success of further research and development efforts in producing a viable device suitable for commercialization.

Results of Operations

     InMedica has achieved profitable operations during the last three years, but has a stockholders' deficit of $154,505 and an accumulated deficit of $6,758,975 as of March 31, 1997. In order for InMedica to continue research and development activities, it may require additional financing, for which it has no commitments. It is impossible to estimate the amount of the JJMI royalties which may be received in the future. See Liquidity and Capital Resources for an explanation of why no revenues were recognized in the first quarter of the current year.

     The loss from operations of $79,523 for the quarter ended March 31, 1997 compared to $58,745 for the quarter ended March 31, 1996 was generated from general and administrative expenses ($47,840) and research and development ($31,683), which expenses had each increased approximately $10,000 for the first quarter of 1997, compared to the first quarter of 1996, as the Company increased efforts to develop its technology. Interest expense decreased by approximately $5,000 for the quarter ended March 31, 1997 when compared to the quarter ended March 31, 1996 due to the elimination of certain indebtedness during the last year.

     PART II - OTHER INFORMATION

Item 1.           Legal Proceedings:
                  None

Item 2.           Changes in Securities:
                  None

Item 3.           Defaults Upon Senior Securities:
                  None

Item 4.           Submission of Matters to a Vote of Security Holders:
                  None

Item 5.           Other Information:

Effective May 9, 1997, InMedica Development Corporation (the "Company") employed

Robert Gail Billings, age 63, to conduct research and development on its hemocratic project. See Note B to the Financial Statements for information as to the salary of Mr. Billings. From 1992 until 1997 Dr. Billings was employed as Vice President for Research and Development of Utah Medical Products, Inc. ("Utah Medical"), a Salt Lake City based publicly held company specializing in medical technology. Prior to that time, he was employed as an engineer for Utah Medical in research and development. From 1976 until 1990 he was Vice President of Research and Development for Tenet Information Services of Salt Lake City, which was engaged in the development of computer systems and software for pulmonary function test analysis. During the period 1971-1976 he conducted medical research for Primary Children's Medical Center, Salt Lake City, Utah as a graduate student and later as a post-doctoral fellow. Prior to that time he was employed for 15 years in the aerospace industry. He holds a BS in Electrical Engineering from the University of Utah (1956), an MS in Electrical Engineering from Utah State University (1965) and a PhD in Biophysics from the University of Utah (1975).

Item 6.   Exhibits and Reports on Form 8-K:

          Exhibits:  None

          Form 8-K:  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INMEDICA DEVELOPMENT CORPORATION


Dated: May  13, 1997
                                                By /s/ Larry E. Clark
                                                  ------------------------------
                                                   Larry E. Clark, CEO



                                                By /s/ Richard Bruggeman
                                                  ------------------------------
                                                   Richard Bruggeman, Treasurer

                                    EXHIBITS


Exhibits filed with the Form 10-QSB of InMedica Development Corporation, SEC File No. 0-12968:


Exhibit No.      SB Item No.       Description
----------------------------------------------
   1              (27)          Financial Data Schedule