Form 10QSB
period 1997-06-30
INMEDICA DEVELOPMENT CORP
filed 1997-08-14
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                  Form 10 - QSB


                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1997


                           Commission File No. 0-12968


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


            60 South 600 East, Suite 150, Salt Lake City, Utah 84102
            --------------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number including area code  (801) 521-9300
                                                   --------------


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: Yes X No


The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of August 12, 1997 was 7,999,232 shares.

PART I - FINANCIAL INFORMATION                                       Page 1 of 2
------------------------------

Item 1.  Financial Statements


                INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               AS OF JUNE 30, 1997


                                     ASSETS


                                       June 30,
                                         1997
                                     -----------
                                     (Unaudited)

CURRENT ASSETS:
   Cash                             $    181,126
   Prepaid expenses                        9,378
                                     -----------

        Total current assets             190,504

EQUIPMENT AND FURNITURE,
   at cost, less accumulated
   depreciation of $250,343                4,146





OTHER ASSETS                               2,196


        Total assets                $    196,846
                                    ============












           See notes to condensed consolidated financial statements.

                INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               AS OF JUNE 30, 1997


                      LIABILITIES AND STOCKHOLDERS' DEFICIT



                                     June 30,
                                       1997
                                    ----------
                                    (Unaudited)


CURRENT LIABILITIES:
   Current portion of note
     payable                        $   50,000
   Accrued Interest                        850
   Accounts payable                      1,219
   Accrued payroll                         792
                                    ----------

        Total current liabilities       52,861


NOTE PAYABLE, less
   current portion                     305,000
                                    ----------

STOCKHOLDERS' DEFICIT:
   Common stock, $.001 par value;
    20,000,000 shares authorized,
    7,999,232 issued and outstanding     7,999
    Preferred stock, 10,000,000 shares
    authorized;  Series A preferred
    stock, cumulative and convertible,
    $4.50 par value, 1,000,000 shares;
    designated, 25,356 shares issued
    and outstanding                    114,102
   Additional paid-in
     capital                         6,482,369
   Accumulated deficit              (6,765,485)
                                    ----------
        Total stockholders'
         deficit                    (  161,015)
                                    ----------
        Total liabilities and
         stockholders' deficit      $  196,846
                                    ==========

           See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Three            For the Six
                                  Months Ended             Months Ended
                              ---------------------   -----------------------
                                    June 30,                 June 30,
                                1997        1996         1997        1996
                              ---------   ---------   ---------    ----------
                              (Unaudited)(Unaudited)  (Unaudited) (Unaudited)

ROYALTY REVENUES              $ 108,000   $ 126,400    $ 108,000   $  126,400
                              ---------     -------      -------   ----------


OPERATING EXPENSES:
  General and
   administrative                59,875      75,698      107,715      112,414
 Research and
   development                   43,382      42,764       75,065       64,793
                                 ------  ----------      -------   ----------
    Total operating expenses    103,257     118,462      182,780      177,207
                               --------  ----------      -------   ----------


LOSS FROM OPERATIONS              4,743       7,938      (74,780)     (50,807)
                                  -----      ------      -------   ----------



OTHER (EXPENSE) INCOME:
  Interest income                   134          30          140           30
   Interest expense (Note B)     (9,105)    (14,398)     (18,608)     (29,352)
                               ---------  ----------  ----------      -------
Total other expense              (8,971)    (14,368)     (18,468)     (29,322)
                              ---------  ----------  ----------      --------


NET LOSS                      $  (4,228)  $  (6,430)    $(93,248)    $(80,129)
PREFERRED STOCK DIVIDEND         (2,282)     (6,086)      (4,564)     (13,636)
                              ----------  ----------    ---------   ---------

NET LOSS APPLICABLE
  TO COMMON SHARES            $  (6,510)  $ (12,516)    $(97,812)   $ (93,756)
                              =========   =========     ========     ========
Net loss per common share     $   (.001)  $   (.002)    $  (.012)   $   (.012)
                              =========    ========       =======    ========
 Weighted average number
  of common shares
  outstanding                 7,999,232   7,686,433    7,999,232    7,586,070
                              =========   =========    =========    =========

            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                          For the           For the
                                        Six Months        Six Months
                                           Ended             Ended
                                      June 30, 1997     June 30, 1996
                                      -------------     -------------
                                        (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                               $  (93,248)    $   (80,129)
  Adjustments to reconcile net
    loss to net cash provided
    by operating activities-
      Depreciation                              582             445
      Change in assets and liabilities-
        Decrease in royalties receivable    209,280         227,520
        Decrease in prepaid expenses         12,962          13,354
        Increase (decrease) in accounts
         payable                              1,219          (3,143)
        Increase (decrease) in accrued
         payroll                             (7,829)          3,011
        Decrease in interest payable         (8,362)              0
        Decrease in related party payable   (39,000)        (51,000)
                                           ---------    ------------

          Net cash provided by
           operating activities              75,604         110,058
                                           --------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of equipment and furniture           0          (1,375)
                                           ----------   -----------

    Net cash used in investing
     activities                                   0          (1,375)
                                           ----------   -----------


            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                      For the            For the
                                    Six Months         Six Months
                                       Ended              Ended
                                   June 30, 1997      June 30, 1996
                                   -------------      -------------
                                    (Unaudited)        (Unaudited)



CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on
    convertible debentures                   0           $ (22,768)
  Preferred stock dividends paid        (4,564)            (13,636)
  Principal payments on note payable   (67,500)            (25,000)
                                      ---------          ---------


          Net cash used in
            financing activities       (72,064)            (61,404)



NET INCREASE IN CASH                $    3,540              47,279

CASH AT BEGINNING OF PERIOD            177,586             113,732
                                     ---------          ----------

CASH AT END OF PERIOD                  181,126          $  161,011
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1996.

Note B--Effective June 23, 1997, the Company entered into a revolving loan arrangement with its Chief Executive Officer, Larry E. Clark, with a maximum loan amount of $450,000, evidenced by a Line of Credit Loan Agreement (the "Agreement"). Loans pursuant to the Agreement are to be upon terms not less favorable than the terms of a loan obtained by Mr. Clark from Bank One concurrently with the loan made to the Company; an initial advance was made to the Company by Mr. Clark pursuant to the Agreement of $350,000. The proceeds of the $350,000 loan from Mr. Clark were used to retire the outstanding debt of the Company owing to Wells Fargo Bank (formerly First Interstate Bank) and to obtain a release of all Collateral securing the debt, including the J & J Medical, Inc. royalty contract dated June 15, 1995 and collateral which had been supplied by Mr. Clark. The Company then granted to Mr. Clark a security interest in the J & J Medical, Inc. royalty agreement as security for repayment of the loan from Mr. Clark. The interest rate pursuant to the Agreement with Mr. Clark is less than that previously paid by the Company on the Wells Fargo loan.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     For the three months ended March 31, 1997, no operating revenues were recognized due to the revenue recognition policy of the Company and the timing of the receipt of revenues. Total revenues for the first six months of the year were $108,000 or $18,400 less than during the same period of the prior year. The Company's sole source of revenue is a royalty payment received from J & J Medical, Inc., which is paid to the Company on a quarterly basis. Royalty revenues being received by the Company may be insufficient to sustain research and development costs, fund operations and retire indebtedness when it comes due. InMedica consequently continues to look for funding sources.

     InMedica achieved profitable operations during the fiscal years ended December 31, 1996, 1995 and 1994. Profitable operations resulted from increased royalty receipts coupled with expense reductions and the suspension of research and development efforts in 1994 and an extraordinary gain in 1995. However, the Company has a total stockholders' deficit of $(161,015) and an accumulated deficit of $(6,765,485) as of June 30, 1997. In order for InMedica to continue its research and development activities and meet its obligations, it must secure additional financing, for which it has no commitments. It is impossible to estimate the amount of the J & J Medical, Inc. royalties which may be received in the future. Such royalty income is dependent upon the continued sales of the product line by J & J Medical Inc. which includes the Company's base technology and upon which the royalty is paid.


Results of Operations

     See "Liquidity and Capital Resources" for an explanation as to the lack of revenues during the quarter ended March 31, 1997. The net loss from operations of $93,248 for the six months ended June 30, 1997 increased by $13,123 compared to the comparable period of the prior year primarily because royalty revenues declined by $18,400 compared to the prior year.

     PART II - OTHER INFORMATION

Item 1.     Legal Proceedings:
            None

Item 2.     Changes in Securities:
            None

Item 3.     Defaults Upon Senior Securities:
            None

Item 4.     Submission of Matters to a Vote of Security Holders:
            None

Item 5. Other Information: See Note B to the financial statements for information as to a revolving loan agreement with the Company's President.

Item 6.     Exhibits and reports on Form 8-K:

            Exhibits: (1) Loan Agreement between Larry E. Clark and the InMedica Development Corporation dated June 23, 1997

            (2)  Financial Data Schedule

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INMEDICA DEVELOPMENT CORPORATION


                                                /s/ Larry E. Clark
                                                --------------------------------
                                                By Larry E. Clark, Chairman


                                                /s/ Richard Bruggeman
                                                --------------------------------
Date:  August 13, 1997                          By Richard Bruggeman, Treasurer
              --

                                    EXHIBITS


Exhibits filed with the Form 10-QSB of InMedica Development Corporation, SEC File No. 0-12968:


Exhibit No.      SB Item No.       Description
----------------------------------------------

   1              (10)          Loan Agreement between Larry E.
                                Clark and InMedica Development
                                Corporation dated June 23, 1997.

   2              (27)          Financial Data Schedule

                                                                       Exhibit 1
                          LINE OF CREDIT LOAN AGREEMENT
                             AND SECURITY AGREEMENT

    In consideration of the covenants and conditions hereafter contained,  Larry
E. Clark (hereafter "Clark") and InMedica Development Corporation (hereafter "Borrower") agree as follows:

     1. REPRESENTATIONS. Clark desires to lend to Borrower, on a revolving line of credit basis, the amount set forth as the Line of Credit Limit above the signatures to this Agreement, pursuant to the terms and conditions of this Agreement ("Agreement" or "Line of Credit").

     2. LINE OF CREDIT LIMIT. Clark shall not be required to advance to Borrower at any one time under the provisions of this Agreement an amount in excess of the Line of Credit Limit as shown above the signatures to this Agreement, or the Borrowing Base, whichever is less. The Borrowing Base shall be equal to 80% of the Market Value of the Collateral.

     3.  TERMS OF LINE OF CREDIT.

     A. Clark agrees to lend to Borrower from the date hereof amounts which do not exceed the Line of Credit Limit or the Borrowing Base, whichever is less. Borrower agrees to repay all amounts borrowed and advanced in accordance with the terms described herein. The Line of Credit Limit is the maximum amount Clark is required to advance to Borrower under this Agreement.

     B. The funds available under this Agreement may not be obtained by any person or entity except an authorized agent of Borrower and Clark.

     C. Borrower may obtain advances on the Line of Credit as follows: (1) Clark will maintain a ledger which will reflect all advances, charges and payments made on the Line of Credit. All funds available to Borrower under this Line of Credit will be advanced on oral or written demand of Borrower, and Clark shall not have the right to deny any such advance unless this Agreement has matured or been terminated prior to an advance request.

(2) An initial disbursement from the Line of Credit in the amount of $350,000 has been made to Borrower as of June 23, 1997.

     D. LOAN INTEREST RATE. Borrower shall pay to Clark interest on the outstanding balance of all advances obtained under the Line of Credit, which shall be identical to the interest paid by Clark on a loan from Bank One used to fund this loan to Borrower. The interest rate shall be a variable interest rate which at all times shall be equal to the "prime rate" of interest for loans charged and announced by Bank One, National Association, or its successors, (the "Loan Index Rate") plus the additional percentage points set forth above the signatures to this Agreement (the "Margin"). The Loan Index Rate will change on the day the "prime rate" changes and the total interest payable on the outstanding principal balance will fluctuate with changes in the Loan Index Rate. Interest shall be computed daily on the basis of a 360 day year and charged on the number of actual days advances are outstanding.

     E. INTEREST PAYMENTS. Clark will notify Borrower quarterly of the interest due for the preceding quarter on total outstanding advances from the Line of Credit. Interest will be due in arrears and the interest due must be paid to Clark on or before the due date of Clark's interest payments to his lender. If payment is not received from Borrower on or before the due date, Clark may, but shall not be required to charge the Line of Credit for the amount of the interest due for the preceding quarter so long as such charge does not cause the outstanding principal balance to exceed the Line of Credit limit.

     F. PRINCIPAL PAYMENTS. Borrower shall make minimum principal payments of $12,500 per quarter. Until Clark declares a termination of the Line of Credit or otherwise notifies Borrower in writing, Borrower may make such additional payments on the principal balance of the advances outstanding as Borrower, in its sole discretion, determines. There shall be no pre-payment penalty.

     G. OTHER FEES. Borrower shall pay a reasonable fee, including outside attorney's fees to amend the Loan Agreement or any of the Loan Documents.

     4. SECURITY. The security for all advances made to Borrower under the Line of Credit and all accrued interest, costs and fees shall be as described in this Security Agreement or other lien instrument executed in connection with this Agreement (the "Collateral").

     5.  TERMINATION AND MATURITY.

     A. TERMINATION BY BORROWER. Borrower may terminate this Agreement at any time by furnishing Clark with a written notice that this Agreement is terminated and coincidentally therewith paying all outstanding advances, accrued interest, fees and charges.

     B. TERMINATION BY CLARK. In the event of Borrower's default, and following notice and failure by Borrower to cure as required herein, Clark may terminate his obligation to make further advances under this Agreement.

     C. MATURITY. Notwithstanding the foregoing, this Line of Credit shall mature and all outstanding advances, including accrued interest, fees and charges, shall be due and payable in full June 22, 1998.

     6. SECURITY INTEREST. Borrower does hereby grant to Clark a security interest in the certain agreement dated June 15, 1995 between MicroCor, Inc., a wholly owned subsidiary of Borrower and Johnson & Johnson Medical, Inc. and all royalties paid pursuant thereto, which may be perfected by filing a UCC-1 financing statement. Clark may seek from J & J Medical, Inc. any consent of J & J Medical, Inc. he deems necessary to the grant of the security interest either before or after the date of the grant of the security interest to him. Clark may execute on the Security Interest in the event of Borrower's default.

     7. REPRESENTATIONS AND WARRANTIES OF BORROWER. As an inducement to Clark to enter in to this Agreement to make the Line of Credit available as provided for herein, Borrower represents and warrants to Clark as follows:

     A. AUTHORITY. The execution, delivery and performance of this Agreement and all other documents, instruments and agreements contemplated hereby to which Borrower is a party, when executed and delivered by Borrower, will be legal, valid and binding obligations of Borrower.

     B. LITIGATION. Except as disclosed by Borrower to Clark in writing prior to the date hereof, there are no actions, suits or proceedings (whether or not purportedly on behalf of Borrower) pending or, to the knowledge of Borrower after reasonable investigation, threatened against or affecting Borrower at law or in equity by any person, which, if adversely determined, would have a material adverse effect on the business, properties or financial condition of Borrower.

     8. AFFIRMATIVE COVENANTS OF BORROWER. Until payment is full of Borrower's obligations hereunder and the termination of Clark's commitment to make the Line of Credit available, Borrower agrees that:

     A. COMPLIANCE WITH LAW, ETC. Borrower will comply in all material respects with all applicable laws, rules, regulations and orders.

     B. ORDINARY COURSE OF BUSINESS. Borrower will not sell, lease, transfer or otherwise dispose of all or substantially all of its assets, except in the ordinary course of business.

     C. FINANCIAL REPORTING. Borrower will furnish financial statements to Clark annually which shall include a balance sheet and income statement.

Borrower shall also provide, annually, a copy of Borrower's prior year's federal income tax return.

     9.  COLLATERAL MAINTENANCE.

     A. The J & J Medical Agreement, (the "Contract") which serves as Collateral to Clark on advances made hereunder, continues so long as J & J Medical, Inc. sells Dinamap PLUS Monitors, but may be terminated upon the dissolution, winding up, bankruptcy or material breach of contract of either party. Consequently, the value of the Contract as security is totally dependant upon the volume of sales and continued sales of the monitor, over which Borrower has no control. Further, the Borrower may be unable to provide additional security in the event Clark deemed himself to be insecure or the perceived value of the Contract were to decline.

     B. Should Clark be required to reduce the balance of his own bank loan due to insufficient Collateral, which loan has been used to fund the advances to the Borrower, the Borrower agrees to cooperate in good faith with Clark to attempt to reduce the principal owing hereunder in sufficient amounts to permit Clark to meet his obligations to his lender.

    10. EVENTS OF DEFAULT; REMEDIES. If one or more of the following events shall occur ("Events of Default" or an "Event of Default"):

     A. Borrower shall default in the due and punctual payment of principal or interest on the Line of Credit or any other of its obligations due to Clark, when the same become due, whether at maturity or otherwise; or

     B. Borrower shall fail to perform or observe any other of the terms, provisions, covenants, restrictions, agreements or obligations to be performed by it under this Agreement, or under agreements or instruments given under this Agreement; or

     C. Any representation or warranty made by Borrower herein or pursuant hereto or otherwise in any report, certificate or other instrument furnished in connection with this agreement shall prove to have been inaccurate or incomplete in any material respect on the date which it was made; or

     D. Borrower shall be adjudicated bankrupt or insolvent, or generally not pay its debts as they become due, or make an assignment for the benefit of creditors; or Borrower shall apply for or consent to the appointment of a custodian, receiver, trustee, or similar officer for it or for all or substantially all of its property.

Then, Clark, upon the occurrence of any Event(s) of Default, may terminate this Agreement and, in addition, without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived by Borrower: (a) declare the unpaid principal balance, and all interest thereon and all other amounts payable under this Agreement immediately due and payable. (b) immediately, without expiration of any further period of grace, enforce payment of all obligations of Borrower under this Agreement and under agreements executed in connection herewith and may exercise any and all other remedies granted to Clark at law, in equity or otherwise. (c) Exercise all of Clark's rights under the terms of any security agreement, assignment, trust deed, pledge or other lien document executed in connection herewith.

     E. Borrower agrees that after the exercise by Clark of the remedies specified above and both before and after judgment, the obligations due hereunder shall accrue interest until paid at the rate of eighteen percent (18%) per annum.

     F. After default, Borrower agrees to pay all reasonable expenses and fees including reasonable attorney's fees and court costs incurred in the collection of the obligations and/or incurred in any bankruptcy or insolvency proceedings or arbitration proceedings.


11.  MISCELLANEOUS

     A. ENTIRE AGREEMENT. This Agreement embodies the entire and exclusive agreement and understanding between the parties hereto and supersedes all prior agreements and understandings relating to the subject matter hereof. Clark's failure to insist upon strict compliance with any term or provision of this Agreement shall not be deemed a waiver of Clark's right to insist on strict performance by Borrower at a later time.

     B.  SURVIVAL.  All   representations,   warranties  and  agreements  herein
contained on the part of Borrower shall survive the execution of this Agreement.

     C. INDEMNITY. The Borrower hereby agrees to defend, indemnify and hold Clark harmless from and against any and all claims, damages, judgments, penalties, costs and expenses (including attorneys fees and court costs now or hereafter arising from the aforesaid enforcement of this clause) arising directly or indirectly from the activities of the Borrower and its Subsidiaries, its predecessors in interest, or third parties with whom it has a contractual relationship, or arising directly or indirectly from the violation of any environmental protection, health, or safety law, whether such claims are asserted by any governmental agency or other person. This indemnity shall survive termination of this Agreement.

     D. NOTICES. Except as otherwise provided herein, all notices, requests, consents and demands hereunder shall be in writing and shall be effective upon receipt or three (3) business days after being duly deposited in the mail, first class, postage prepaid, or delivered to the respective parties at the address set forth below the signatures to this Agreement. Any party may change the address to which notices are to be sent by notice of such change given to the other parties as provided herein.

     E. SUCCESSORS AND ASSIGNS. This Agreement shall be binding upon and inure to the benefit of Borrower, Clark and their prospective successors and assigns; provided, however, that Borrower may not transfer its rights to borrow under this Agreement without the prior written consent of Clark.

     F. CHOICE OF LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Utah.

     G. AMENDMENT AND WAIVER. Neither this Agreement nor any provisions hereof may be changed, waived, discharged or terminated orally, but only by an instrument in writing signed by the party against whom enforcement of the change, waiver, discharge or termination is sought. This Agreement is a final expression of the agreement between the Borrower and Clark and this written agreement may not be contradicted by evidence of any alleged oral agreement.

    H.  LINE OF CREDIT LIMIT:  $450,000.

    I. MARGIN: The additional percentage points ("Margin") to be added to the Loan Index Rate are .25 percentage points. The initial interest rate payable on advances made under the Line of Credit is 8.75% per annum.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by authority duly given as of this 23rd day of June, 1997.


CLARK:                         InMedica Development Corporation



/s/ Larry E. Clark             /s/ Richard Bruggeman
--------------------------     -----------------------------
Larry E. Clark                 Richard Bruggeman, Treasurer
1036 Oak Hills Way             60 South 600 East,  Suite 150
Salt Lake City, Utah 84108     Salt Lake City, Utah  84102