Form 10QSB
period 1997-09-30
INMEDICA DEVELOPMENT CORP
filed 1997-11-13
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION
                     ---------------------------------------

                             Washington, D.C. 20549
                             ----------------------

                                  Form 10 - QSB
                                  -------------

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                   -------------------------------------------

                For the Quarterly Period Ended September 30, 1997
                -------------------------------------------------

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


             60 South 600 East, Suite 150, Salt Lake City Utah 84102
             -------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number including area code (801) 521-9300
        ----------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:
                             Yes   X       No
                                 -----        -----

The number of shares outstanding of the Registrant's only class of common stock, par value $.001 per share, as of November 10, 1997 was 8,549,279 shares.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements


                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS



                                    September 30,
                                        1997
                                   --------------
                                     (Unaudited)

CURRENT ASSETS:
   Cash                             $    157,778
   Prepaid expenses                        3,713
                                    ------------

        Total current assets             161,491

EQUIPMENT AND FURNITURE,
   at cost, less accumulated
   depreciation of $250,634                3,855





OTHER ASSETS                               2,196


        Total assets                $    167,542
                                    ============














            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (continued)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                   September 30,
                                      1997
                                   ------------
                                   (Unaudited)


CURRENT LIABILITIES:
   Current portion of related-party
    note payable                    $   50,000
   Accounts payable                     14,481
   Accrued interest                        950
   Accrued payroll                         792
                                    ----------

        Total current liabilities       66,223

RELATED-PARTY NOTE PAYABLE, net of
   current portion                     120,000

STOCKHOLDERS' DEFICIT:
   Preferred stock, 10,000,000
    shares authorized; Series A
    preferred stock, cumulative
    and convertible, $4.50 par
    value; 1,000,000 shares
    designated, 25,356 shares
    outstanding                        114,102
   Common stock, $.001 par value;
    20,000,000 shares authorized,
    8,549,279 shares outstanding         8,549
   Additional paid-in
     capital                         6,628,695
   Accumulated deficit              (6,770,027)
                                    ----------
        Total stockholders'
         deficit                    (   18,681)
                                    ----------
        Total liabilities and
         stockholders' deficit      $  167,542
                                    ==========





            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the Three            For the Nine
                                      Months Ended             Months Ended
                                      September 30,            September 30,
                                -----------------------  -----------------------
                                  1997        1996         1997        1996
                                ----------- -----------  ----------- -----------
                                (Unaudited) (Unaudited)  (Unaudited) (Unaudited)

ROYALTY REVENUES                 $ 131,520   $ 210,080    $ 239,520   $ 336,480
                                 ---------   ---------    ---------   ---------

OPERATING EXPENSES:
  General and administrative        81,867      76,734      189,582     189,148
  Research and development          46,188      21,386      121,253      86,179
                                 ---------   ---------    ---------   ---------
    Total operating expenses       128,055      98,120      310,835     275,327
                                 ---------   ---------    ---------   ---------

INCOME (LOSS) FROM OPERATIONS        3,465     111,960      (71,315)     61,153
                                 ---------   ---------    ---------   ---------

OTHER (EXPENSE) INCOME:
  Interest income                      633         489          773         519
  Interest expense                  (6,358)    (12,193)     (24,966)    (41,545)
                                    ------   ----------   ---------     -------

  Total other expense, net          (5,725)    (11,704)     (24,193)    (41,026)
                                    ------   ---------    ---------     -------

NET INCOME (LOSS)                   (2,260)    100,256      (95,508)     20,127

PREFERRED STOCK DIVIDENDS           (2,282)     (6,087)      (6,846)    (19,723)
                                 ---------   ---------    ---------   ----------

NET INCOME (LOSS) APPLICABLE
  TO COMMON SHARES               $  (4,542)  $  94,169    $(102,354)  $     404
                                 ==========  =========    =========   =========
NET INCOME (LOSS) PER
  COMMON SHARE                   $    (.00)  $     .01    $    (.01)  $     .00
                                 =========   =========    =========   =========
Weighted average number
  of common shares outstanding   8,051,772   8,560,292    8,155,138   8,560,292
                                 =========   =========    =========   =========













            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                         For the            For the
                                       Nine Months        Nine Months
                                         Ended               Ended
                                   September 30, 1997  September 30, 1996
                                   ------------------  ------------------
                                        (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:


  Net income (loss)                     $    (95,508)       $     20,127

  Adjustments to reconcile net
    income to net cash provided
    by operating activities-
      Non-cash consulting expense                -                 6,584
      Depreciation                               873                 668
      Change in assets and liabilities-
        Decrease in royalties receivable     209,280             227,520
        Decrease in prepaid expenses          18,627              20,461
        Increase (decrease) in accounts
            payable                           14,481              (3,461)
       (Decrease) increase in
            accrued payroll                   (7,829)                573
        Decrease in interest payable          (8,262)                -
        Decrease in related-party
            payable                          (39,000)           (113,026)
                                         -----------        ------------

        Net cash provided by
            operating activities              92,662             159,446
                                         -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of equipment and furniture             -               (31,375)
                                         ------------       ------------










            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                           INCREASE (DECREASE) IN CASH

                                         For the            For the
                                       Nine Months        Nine Months
                                         Ended               Ended
                                   September 30, 1997  September 30, 1996
                                   ------------------  ------------------
                                        (Unaudited)       (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on
    convertible debentures             $       -           $  (22,768)
  Preferred stock dividends paid            (6,846)           (19,723)
  Proceeds from issuance of common
    stock                                  146,876                -
  Principal payments on note payable      (252,500)           (37,500)
                                       -----------         ----------

          Net cash used in financing
            activities                    (112,470)           (79,991)
                                       -----------         ----------

NET (DECREASE) INCREASE IN CASH            (19,808)            48,080

CASH AT BEGINNING OF THE PERIOD            177,586            113,732
                                       -----------         ----------

CASH AT END OF THE PERIOD              $   157,778         $  161,812
                                       ===========         ==========























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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1996.

Note B--Grant of Certain Stock Options and Research Contract

Effective August 29, 1997, the Board of Directors granted options to purchase the common stock of the Company as follows: 40,000 options to an employee, 6,000 options to a consultant (associate with Medical Physics) and 54,000 options to Medical Physics, Inc. (a consulting firm). The options are exercisable for three years at $.73 per share. The Company also granted Medical Physics, Inc. options to purchase an additional 54,000 shares for $.73 per share, exercisable for three years from a date (not later than May 30, 1998) on which Medical Physics demonstrates a hematocrit measuring device to InMedica which measures human hematocrit with an accuracy of plus or minus 3.5 hematocrit points through ranges from 20 to 60. The options were granted in connection with a research and development contract entered into with Medical Physics, Inc. which obligates InMedica to pay Medical Physics, Inc. a total of $100,000 in nine equal payments of approximately $11,111 beginning in September 1997 and to reimburse Medical Physics for its reasonable out-of-pocket research and development expenses (excluding overhead) and, where approved in advance by InMedica, its travel expenses.

NOTE C--Exercise of Certain Stock Options

Effective September 5, 1997, Larry E. Clark, Chief Executive Officer of the Company, exercised options to purchase 450,000 shares of common stock of the Company for $.30 per share. Following exercise of the options, Mr. Clark had direct ownership of 1,593,000 shares, or approximately 18.9% of the common stock of the Company. Another officer exercised options to purchase an aggregate of 101,667 shares for $11,876.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources. During the nine months ended September 30, 1997, the Company recognized royalty revenues from two payments received from J & J Medical, Inc. totalling $239,520, a decrease of $96,960 compared to the same period in 1996. The decline in revenues was due to a decrease in sales of the product by J & J Medical, Inc., however, the Company has no information as to any trend for future sales. The Company's revenue recognition policy of recording revenues only after the cash is assured of being received results in the Company reporting royalty revenues one quarter in arrears during the first three quarters of each year. The Company's principal source of liquidity is royalty payments received from J & J Medical, Inc., which are paid to the Company on a quarterly basis. Royalty revenues being received by the Company may be insufficient to sustain research and development costs, fund operations and retire indebtedness when it comes due. It is impossible to estimate the amount of the J & J Medical, Inc. royalties which may be received in the future. Such royalty revenue is dependent upon the continued sales of a certain product line by J & J Medical Inc. which includes the Company's base technology upon which the royalty is paid. Consequently, InMedica continues to look for funding sources.

     The Company received payments totalling $146,875 from two officers for the exercise of options to purchase common stock during September 1997. The Company used the proceeds to reduce long-term debt as it is presently funding research and development and general and administrative expense from cash flows.

Results of Operations. See "Liquidity and Capital Resources" for an explanation as to the reporting of two quarters of revenue receipts during the first three quarters of the year. A net loss of $95,508 from operations was incurred due to a decline in royalty revenues received for the nine months ended September 30, 1997 compared to the comparable period of 1996 and an increase in research and development expenses during the first nine months of 1997. The increase in research and development expenses resulted from continued work on the non-invasive hematocrit project.

     PART II - OTHER INFORMATION
     ---------------------------

Item 1.  Legal Proceedings:
          None

Item 2.  Changes in Securities:
          None

Item 3.  Defaults Upon Senior Securities:
          None

Item 4.  Submission of Matters to a Vote of Security Holders:

         See Exhibit 2 for a copy of a report on the results of a shareholder meeting held August 29, 1997.

Item 5.  Other Information:

         See Note C to the condensed consolidated financial statements regarding the exercise of certain stock options by the Chief Executive Officer of the Company.

Item 6.   Exhibits and reports on Form 8-K:


     Exhibits:

(1) Hematocrit Development and Option Agreement between InMedica
     Development Corporation and Medical Physics, dated August 29,
     1997

(2) Report to Shareholders on Annual Meeting held August 29, 1997

(3) Financial Data Schedule


     Form 8-K:  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INMEDICA DEVELOPMENT CORPORATION


                                             /s/ Larry E. Clark
                                             ----------------------------------
                                             By Larry E. Clark, Chief Executive
                                             Officer


                                             /s/ Richard Bruggeman
                                             -----------------------------------
Date:  November 13, 1997                     By Richard Bruggeman, Chief
                --                           Financial Officer

                                    EXHIBITS


Exhibits filed with the Form 10-QSB of InMedica Development Corporation, SEC File No. 0-12968:


Exhibit No.      SB Item No.       Description
-----------------------------------------------

    1              (10)            Hematocrit Development  and  Option Agreement
                                   between InMedica  Development Corporation and
                                   Medical Physics, dated August 29, 1997

    2              (22)            Report  to  Shareholders on Annual Meeting of
                                   August 29, 1997

    3              (27)            Financial Data Schedule