Form 10KSB
period 1997-12-31
INMEDICA DEVELOPMENT CORP
filed 1998-03-30
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1997

                           Commission File No. 0-12968

                        INMEDICA DEVELOPMENT CORPORATION

           Utah                                         87-0397815
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                               825 North 300 West
                            Salt Lake City Utah 84103
                                 (801) 521-9300

Securities Registered Pursuant to Section 12(g) of the Act:

                                   Name of each Exchange
Title of Each Class                 on which Registered
-------------------                 -------------------

Common Stock, $.001 par value             None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months, and (2) has
been subject to such filing requirements for the past 90 days.  X   yes     no
                                                               ---      ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB [X]

Issuer's revenues for its most recent fiscal year: $ 420,960

The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 9, 1998 was approximately $2,357,752.1 The number of shares outstanding of the issuer's common stock, $.001 par value, as of March 9, 1998 was 8,550,899.

DOCUMENTS INCORPORATED BY REFERENCE: None
--------
     1 - Based on 4,811,739 non-affiliate shares at $.49 per share, which was the average of the bid and asked price on that date.

Item 1. Business General. InMedica Development Corporation ("InMedica") was incorporated as a Utah corporation on June 16, 1983. During the last three fiscal years, InMedica's primary business activity has been the operation of the business of MicroCor, Inc. ("MicroCor"), a wholly owned subsidiary, which was acquired effective December 31, 1985. MicroCor is presently engaged in research and development of an experimental device to measure hematocrit non-invasively (see "Product Development"). MicroCor has historically been engaged in the development or sale of certain medical technology products. Royalty income received by MicroCor from the development and sale of certain technology pursuant to a contract with Johnson & Johnson Medical, Inc. is presently InMedica's only material revenue source (see "Results of Operations").

       Retirement of Certain Debt. During the fiscal years ended December 31, 1995 and 1996, the Company refinanced, settled or repaid $1,100,000 in debenture debt by making cash payments of approximately $516,604 and issuing 25,356 shares of preferred stock and 515,329 shares of restricted common stock (after considering the conversion of 58,528 additional shares of preferred stock into restricted common stock). In connection with the repayment of debenture debt, the Company obtained a bank loan for $500,000 from First Interstate Bank secured by the credit and assets of Larry E. Clark, Chief Executive Officer of the Company, and by the royalty contract with Johnson & Johnson Medical, Inc.

     During June 1997, Mr. Clark retired the outstanding balance of the Company's bank loan (on which he was a co-obligor) with proceeds of a new loan in the amount of $355,000 and the Company signed a note to Mr. Clark for the amount of the pay-off and a Line of Credit Loan Agreement (the "Agreement") pursuant to which Mr. Clark agreed to loan the Company up to $450,000, including the amount of the pay-off. Loans by Mr. Clark to the Company pursuant to the Agreement are to be upon terms not less favorable than the terms of a loan obtained concurrently by Mr. Clark from Bank One Utah NA. In connection with the refinancing of the Company's bank loan, all collateral securing the original bank debt, including the J & J Medical, Inc. royalty contract dated June 15, 1995 and collateral which had been supplied by Mr. Clark, was released. The Company then granted to Mr. Clark a security interest in the J & J Medical, Inc. royalty agreement as security for repayment of loans from Mr. Clark pursuant to the Agreement. The interest rate pursuant to the Agreement with Mr. Clark is less than that previously paid by the Company on the bank loan. Following periodic payments against the loan balance and a $135,000 payment on the loan balance following the exercise of stock options by Mr. Clark (see "Executive Compensation"), the outstanding balance on the loan owed to Mr. Clark by the Company is $145,000 as of March 26, 1998.

     Preferred Stock. See Note 4 to the Consolidated Financial Statements for information regarding the preferred stock of the Company. The Company has five preferred stockholders holding an aggregate of 25,356 shares of the Series A Preferred Stock. Total aggregate dividends payable on the preferred stock outstanding is $9,128 per year.

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

     Under the new Agreement, JJMI is obligated to retain records for at least three years after the end of each royalty period. MircoCor has the right to audit the records upon reasonable notice. Sales are reported and royalties are paid quarterly to MicroCor three months after the end of the quarterly period in question. In the event the technology licensed by MicroCor should be found to infringe any valid patent rights of others, pursuant to an opinion of counsel, then JJMI is authorized to settle with such third parties and deduct the amount of the settlement from royalties due MicroCor, not to exceed one half of the royalties owing to MircoCor. In the event JJMI took a license or made a lump sum settlement to settle any dispute, the amount of abatement of the royalty payable to MicroCor would be subject to good faith negotiation. The new Agreement continues so long as JJMI sells Dinamap PLUS Monitors, but may be terminated upon the dissolution, winding up, bankruptcy or material breach of contract of either party.

    Principal Products. During the years 1986 and 1987, MicroCor developed, manufactured and marketed a portable electrocardiograph ("ECG") monitor. About 450 units were manufactured and sold. In July 1989, MicroCor signed a research and development contract with Critikon (predecessor to JJMI), to develop a medical instrument which would incorporate and enhance the technologies already developed in the MicroCor portable ECG monitor and combine them with technologies developed by Critikon. The research and development portion of the contract was completed in July 1990, and resulted in the design of a new product line. Critikon manufactures and markets the new product line under the name Dinamap Plus(TM). MicroCor is the beneficiary of royalty income based upon a specified amount per unit sold. The Company's income is generated exclusively from the agreement with Johnson & Johnson Medical, Inc. (see "Results of Operations").

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

     Product Development. For the past eight years, the Company has conducted research on a method for measuring hematocrit non- invasively (without drawing blood) and has applied for patents covering this technology. Hematocrit is the percentage of blood volume made up by red blood cells and is a common laboratory test currently performed invasively by drawing a blood sample from the patient. For several years, the Company conducted research and development in-house, under the direction of Dr. Allan Kaminsky, former president of the Company. Subsequently, the Company engaged outside consultants to work on the project including Paul W. Ruben and the Northern Ireland Bio-Engineering Centre.

     During May, 1997, the Company employed Dr. Gail Billings, a bio-medical researcher and, effective August 29, 1997, the Company engaged Medical Physics, Inc., a biomedical research company located in Salt Lake City, Utah to conduct further research and development on the project. The Company agreed to pay Medical Physics $11,111 per month for nine months and granted options to Medical Physics to purchase 54,000 shares of the common stock of the Company for $.73 per share, exercisable for three years. The Company also granted Medical Physics options to purchase an additional 54,000 shares for $.73 per share for a period of three years from the date, not later than May 30, 1998, on which Medical Physics demonstrates a hematocrit measuring device to InMedica which measures human hematocrit with an accuracy of plus or minus 3.5 hematocrit points through all ranges from 20 to 60.

    Beginning December, 1997, the Company began paying Medical Physics approximately $15,000 per month for research services. Effective March 1, 1998, the Company and Medical Physics modified their agreement to provide that Medical Physics do the following: (1) accept a total of 25,000 restricted shares of common stock and $10,000 per month as compensation during the period March,

April and May 1998, and (2) conduct such demonstrations of the hematocrit device during April and May 1998 as InMedica may direct. Dr. Billings and Medical Physics continue work on the research and development of the project and there is no assurance that a commercially viable hematocrit measuring device can be developed.

     Patents. As of December 12, 1995, the Company's application for a patent entitled "Method and Apparatus for Non-Invasively Determining Hematocrit," was allowed by the U.S. Patent Office and the Patent issued on June 18, 1996 and has a term of 17 years. The Company has filed an application for an additional patent which claims priority from October 4, 1990, the date of filing of the Company's "Method and Apparatus for Non-Invasively Determining Hematocrit". The second patent has been allowed and is expected to issue in due course. The patent term is expected to run from October 4, 1990 for a period of 17 years.

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

     Research and Development Costs. Research and development costs for the two years ended December 31, 1997 and 1996, were $165,803 and $155,885, respectively. None of the expenses were incurred on customer-sponsored research activities relating to the development of new products.

      Employees. InMedica and MicroCor had three part time and one full time employee(s) as of December 31, 1997. Effective May 9, 1997, InMedica Development Corporation (the "Company") employed Robert Gail Billings to conduct research and development on the Company's hematocrit project. The Company paid Dr. Billings $8,333.33 per month for his services through February 1998. During March 1998, Dr. Billings agreed to receive compensation of $4,000 cash per month and a total of 20,000 restricted shares of common stock as the balance of his compensation for the months of March, April and May 1998.

Item 2.  Properties
         ----------

     Office. The Company presently uses facilities provided by Medical Physics, Inc., at no cost, for its offices.

Item 3. Legal Proceedings.
        ------------------

     During the third quarter of 1996 a former officer of the Company, Allan L. Kaminsky, threatened to bring legal proceedings affecting the Company or a proxy contest to obtain control of the Company. Among other things, Dr. Kaminsky objected to the number of options issued to officers, directors, employees and consultants of the Company. At a board meeting held July 31, 1996, the Company voluntarily reduced the number of options by 25% effective August 1, 1996, bringing the total options granted down from 1,100,000 to 825,000. Dr. Kaminsky thereafter offered to continue to be associated with the Company on terms which were subsequently rejected by the Board of Directors after due consideration. On September 17, 1996, Dr. Kaminsky advised the Company that his offer to negotiate had expired, that he had no further association (employment, consulting or advisory) with InMedica/MicroCor, other than being a passive shareholder and that his action was permanent and irreversible.

     At the Company's annual shareholder meeting held August 29, 1997, Company personnel advised the shareholders that they believed notice of meeting had been inadequate due to inadvertent failure to mail notice to beneficial owners of stock held in street name, although there appeared to be sufficient shares present to constitute a quorum and ballots were accepted at the meeting. The following week the Company mailed a letter to shareholders advising them that the meeting would be rescheduled.

     Following the mailing, Dr. Kaminsky demanded through his attorney that the Company disclose the results of the tallies of the August 29, 1997 ballots and proxies under threat of litigation. He also claimed the meeting was valid and that proper notice had been given. After reviewing the matter, the Company disclosed the results of the meeting and concluded that the incumbent Board of Directors had been re-elected at the meeting by a plurality of the shares present and voting at the meeting. Dr. Kaminsky continues to be a principal shareholder of the Company (see "Security Ownership of Certain Beneficial Owners and Management").


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related
         ----------------------------------------------------
Security Holder Matters.
------------------------

         (a)  Price Range of Common Stock.
              ----------------------------

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

                                           Bid Price
         Quarter Ended                   High      Low
         -------------                   ----      ---


March 31, 1996                         $ 1.00    $  .13
June 30, 1996                            1.88      1.00
September 30, 1996                       1.69       .81
December 31, 1996                        1.00       .50

March 31, 1997                            .75       .34
June 30, 1997                             .44       .34
September 30, 1997                        .47       .25
December 31, 1997                         .38       .25

         As of March 9, 1998, there were approximately 509 record holders of InMedica Common Stock. Such record holders do not include individual participants in securities position listings. The Company also has 5 holders of its Series A Preferred Stock. There is no public market for the Series A Preferred Stock (see "Preferred Stock").

     InMedica has not paid any cash dividends on its Common Stock since organization. For the foreseeable future, InMedica expects that earnings, if any, will be retained for use in the business or be used to retire obligations of the Company. For information as to the Company's obligation to pay dividends on Preferred Stock, see "Preferred Stock."

Item 6.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
Condition and Results of Operations.
------------------------------------

    Liquidity and Capital Resources

     For the years ended December 31, 1997 and 1996, liquidity was generated from royalty income received from Johnson & Johnson Medical, Inc. ("JJMI").

This income source may not be sufficient to provide liquidity needs over time and may be inadequate to retire debt when it comes due and fund continued research and development. The Company's line of credit agreement with its Chief Executive Officer expires on June 22, 1998, however the agreement is expected to be extended for an additional year. InMedica intends to continue to look for other funding sources as to which it has no commitments.

     A principal asset of the Company, the royalty agreement with JJMI, has been pledged to secure repayment of the $170,000 debt owed to the Company's Chief Executive Officer (which was reduced to $145,000 after fiscal year end). Funds invested in other potential assets of the Company such as the hematocrit device have been expensed as research and development and the ability of the Company to use the device as a means of securing funding for the Company is totally dependent upon the success of further research and development efforts in producing a viable device suitable for commercialization.

Results of Operations

     InMedica achieved profitable operations during the years ended December 31, 1996, 1995 and 1994, but had an accumulated deficit of $
  d December 31, 1997 and 1996 royalty revenue totaled $420,960 and $728,800, respectively. InMedica cannot predict how long and how much royalty revenue it may receive from JJMI. Future royalty revenue is dependent upon the continued sales of the product line by JJMI which includes MicroCor's base technology. Royalties during the last year declined 42% when compared with 1996.

     The net loss of $153,609 for the year ended December 31, 1997 compared to the net income of $159,381 for 1996, resulted primarily from a $307,840 decrease in royalty revenues and from recording $103,400 of expense related to stock options issued as compensation for services rendered as described above. However, the Company did meet all its debt service, research and development and administrative expenditure requirements from existing cash, cash flows from operating activities, and proceeds from issuance of common stock. Both general and administrative and research and development expenses remained relatively constant from 1996 to 1997.

Item 7.     Financial Statements               Beginning at Page
            --------------------               -----------------

   Report of Independent Public Accountants             F-1

   Consolidated Balance Sheet as of December 31, 1997   F-2

   Consolidated Statements of Operations for the
   years ended December 31, 1997 and 1996               F-3

   Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 1997 and 1996       F-4

   Consolidated Statements of Cash Flows for the
   years ended December 31, 1997 and 1996               F-5

   Notes to Consolidated Financial Statements           F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To InMedica Development Corporation:

We have audited the accompanying consolidated balance sheet of InMedica Development Corporation (a Utah corporation) and subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of InMedica Development Corporation and subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company generated a net loss of $153,609 during 1997 and there can be no assurance of profitability in the future. The Company's sole source of revenue is a royalty arrangement which is based upon marketing and sales activity of a third party and there can be no assurance as to continuing royalty receipts. As of December 31, 1997, the Company had an accumulated deficit of $6,830,410. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are discussed in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Salt Lake City, Utah
  March 16, 1998


                                  INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                                            CONSOLIDATED BALANCE SHEET
                                              AS OF DECEMBER 31, 1997



                                                      ASSETS

 CURRENT ASSETS:
    Cash                                                                                        $        138,429
    Royalties receivable                                                                                  67,200
    Prepaid expenses and other                                                                            18,463
                                                                                               ---------------------

                 Total current assets                                                                    224,092

 EQUIPMENT AND FURNITURE, at cost, less accumulated
   depreciation of $250,555                                                                                2,434

 OTHER ASSETS                                                                                              2,196
                                                                                               ---------------------

                 Total assets                                                                   $        228,722
                                                                                               =====================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable to related party                                                                $        170,000
   Consulting fees payable to related party                                                               21,665
   Accrued interest payable to related party                                                               4,752
   Accrued payroll                                                                                         6,944
   Accounts payable                                                                                        1,031
                                                                                               ---------------------

                Total current liabilities                                                                204,392
                                                                                               ---------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 6)

STOCKHOLDERS' EQUITY:
   Preferred stock,  10,000,000  shares  authorized;  Series A preferred  stock, cumulative and convertible,  $4.50 par value,  1,000,000 shares designated,
     25,356 shares outstanding
     (aggregate liquidation preference of $114,102)                                                      114,102
   Common stock, $.001 par value; 20,000,000 shares authorized;
     8,550,899 shares outstanding                                                                          8,551
   Additional paid-in capital                                                                          6,732,087
   Accumulated deficit                                                                                (6,830,410)
                                                                                               ---------------------

                Total stockholders' equity                                                                24,330
                                                                                               =====================

                Total liabilities and stockholders' equity                                      $        228,722
                                                                                               =====================


                The accompanying notes to consolidated financial
                     statements are an integral part of this
                           consolidated balance sheet.


                                  INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                                   1997               1996
                                                                             ------------------ ------------------

ROYALTY REVENUES                                                              $       420,960     $      728,800
                                                                             ------------------ ------------------

OPERATING EXPENSES:
   General and administrative                                                         381,183            361,757
   Research and development                                                           165,803            155,885
                                                                             ------------------ ------------------

                Total operating expenses                                              546,986            517,642
                                                                             ------------------ ------------------

(LOSS) INCOME FROM OPERATIONS                                                        (126,026)           211,158
                                                                             ------------------ ------------------

OTHER INCOME (EXPENSE):
   Interest                                                                           (28,768)           (50,140)
   Miscellaneous                                                                        1,185             (1,637)
                                                                             ------------------ ------------------

                Total other expense, net                                              (27,583)           (51,777)
                                                                             ------------------ ------------------

NET (LOSS) INCOME                                                                    (153,609)           159,381

PREFERRED STOCK DIVIDENDS                                                              (9,128)           (22,005)
                                                                             ------------------ ------------------

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS

                                                                               $     (162,737)   $       137,376
                                                                             ================== ==================

NET (LOSS) INCOME PER COMMON SHARE                                             $        (.02)   $           .02
   (BASIC AND DILUTED)
                                                                             ================== ==================



                The accompanying notes to consolidated financial
                     statements are an integral part of this
                           consolidated balance sheet.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                            Series A
                                               Common Stock              Preferred Stock
                                              Shares    Amount           Shares   Amount
                                        --------------------------- --------------------------

BALANCE, December 31, 1995                  7,483,903    $  7,484      83,884     $  377,478

   Conversion of preferred stock to
     common stock                             351,168         351     (58,528)      (263,376)

   Conversion of debentures to common
     stock                                    164,161         164           -              -

   Issuance of options to nonemployees
                                                    -           -           -              -

   Preferred stock dividends                        -           -           -              -

   Net income                                       -           -           -              -
                                        --------------- ----------- ------------ -------------

BALANCE, December 31, 1996                  7,999,232       7,999      25,356        114,102

   Stock options exercised                    551,667         552        -              -

   Stock options granted for
     services rendered                           -           -           -              -

   Preferred stock dividends                     -           -           -              -

   Net loss                                      -           -           -              -
                                        --------------- ----------- ------------ -------------

BALANCE, December 31, 1997                  8,550,899    $  8,551      25,356     $  114,102
                                        =============== =========== ============ =============





                                            Additional                                 Total
                                             Paid-in           Accumulated         Stockholders'
                                             Capital             Deficit          Equity (Deficit)
                                        ------------------- ------------------- ---------------------

BALANCE, December 31, 1995               $     6,022,447     $   (6,805,049)     $       (397,640)

   Conversion of preferred stock to
     common stock                                263,025                  -                     -

   Conversion of debentures to common
     stock                                       122,955                  -               123,119

   Issuance of options to nonemployees
                                                  73,942                  -                73,942

   Preferred stock dividends                           -            (22,005)              (22,005)

   Net income                                          -            159,381               159,381
                                        ------------------- ------------------- ---------------------

BALANCE, December 31, 1996                     6,482,369         (6,667,673)              (63,203)

   Stock options exercised                       146,318               -                  146,870

   Stock options granted for
     services rendered                           103,400               -                  103,400

   Preferred stock dividends                        -                (9,128)               (9,128)

   Net loss                                         -              (153,609)             (153,609)
                                        ------------------- ------------------- ---------------------

BALANCE, December 31, 1997               $     6,732,087     $   (6,830,410)     $         24,330
                                        =================== =================== =====================


                The accompanying notes to consolidated financial
                     statements are an integral part of this
                           consolidated balance sheet.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                           Increase (Decrease) in Cash

                                                                                       1997               1996
                                                                                ------------------- ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                              $     (153,609)     $      159,381
   Adjustments to reconcile net (loss) income to net cash provided by operating activities-
       Depreciation and amortization                                                       1,494                 716
       Expense related to stock options issued as compensation for services
         rendered                                                                        103,400              73,942
       Gain on sale of equipment and furniture                                              (700)               -
       Change in assets and liabilities-
         Decrease in royalties receivable                                                142,080              18,240
         Decrease in prepaid expenses and other                                            3,877               4,376
         Increase (decrease) in accounts payable                                           1,031              (3,652)
         Increase (decrease) in accrued payroll                                           (2,294)              1,222
         Increase (decrease) in accrued interest                                          (3,843)                552
         Increase (decrease) in consulting fees payable
            to related party                                                             (17,335)             39,000
                                                                                ------------------- ------------------

                Net cash provided by operating activities                                 74,101             293,777
                                                                                ------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment and furniture                                           1,500                -
   Purchase of equipment and furniture                                                      -                 (1,374)
                                                                                ------------------- ------------------

                Net cash provided by (used in) investing activities                        1,500              (1,374)
                                                                                ------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                146,870                -
   Principal payments on note payable to related parties                                (185,000)           (138,526)
   Principal payments on notes payable                                                   (67,500)            (50,000)
   Preferred stock dividends                                                              (9,128)            (22,005)
   Principal payments on convertible debentures due
     to related parties                                                                     -                (18,018)
                                                                                ------------------- ------------------

                Net cash used in financing activities                                   (114,758)           (228,549)
                                                                                ------------------- ------------------

                The accompanying notes to consolidated financial
                     statements are an integral part of this
                           consolidated balance sheet.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                           Increase (Decrease) in Cash


                                                                                       1997               1996
                                                                                ------------------- ------------------

NET (DECREASE) INCREASE IN CASH                                                    $     (39,157)     $       63,854

CASH AT BEGINNING OF THE YEAR                                                            177,586             113,732
                                                                                ------------------- ------------------

CASH AT END OF THE YEAR                                                            $     138,429      $      177,586
                                                                                =================== ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the year for interest                                          $      32,611      $       49,588

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   During 1997, the Company's President paid a $355,000 note payable owed by the Company to a bank in exchange for the Company entering into a note agreement for the same amount with the President.

   During 1996, certain holders of convertible  debentures converted $123,119 of principal and accrued interest related to the debentures into 164,161 shares of common stock.

   During 1996,  certain holders of Series A preferred  stock  converted  58,528 shares of preferred stock into 351,168 shares of common stock.


                The accompanying notes to consolidated financial
                     statements are an integral part of this
                           consolidated balance sheet.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

InMedica Development Corporation ("InMedica") and its wholly owned subsidiary, MicroCor, Inc. ("MicroCor") (collectively, the "Company") historically have engaged in the research, development and sale of medical technology and fund raising to support such activity. During the years 1986 and 1987, MicroCor developed and marketed a portable electrocardiograph ("ECG") monitor and manufactured and sold about 450 units. In July 1989, MicroCor signed a research and development contract with a predecessor of Johnson and Johnson Medical, Inc. ("Johnson and Johnson"), for further development of the ECG technology. As a result of the agreement, Johnson and Johnson now manufactures and markets a product line under the name of Dinamap Plus(TM) which incorporates the Company's ECG technology. During 1995, the Company completed what it believes was a favorable renegotiation of the Johnson and Johnson agreement.

Since 1989, the Company has engaged in research and development of a device to measure hematocrit non-invasively (the "Non-Invasive Hematocrit Technology"). During 1996, the Company was issued patent No. 5526808 related to certain aspects of its Non-Invasive Hematocrit Technology. Additionally, a patent application was allowed in November 1996 related to this technology. Hematocrit is the percentage of red blood cells in a given volume of blood. At the present time, the test for hematocrit is performed invasively by drawing blood from the patient and testing the blood sample in the laboratory. Commercialization of the Non-Invasive Hematocrit Technology is dependent upon favorable testing, Food and Drug Administration approval, financing of further research and development and, if warranted, financing of manufacturing and marketing activities.

Royalties received from the Johnson and Johnson agreement are presently the Company's sole source of revenue and the Company is not able to estimate the duration or amount of future royalties from the Johnson and Johnson agreement. Accordingly, there can be no assurance as to continuing royalty receipts. The Company generated a net loss of $153,609 during 1997 and as of December 31, 1997, the Company had an accumulated deficit of $6,830,410. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve a viable operating plan.

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

Equipment and Furniture

Equipment and furniture are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The asset cost and accumulated depreciation for property retirements and disposals are eliminated from the respective accounts, and any resultant gain or loss is included in the determination of net income or loss. The costs of major additions and improvements are capitalized while the cost of maintenance and repairs are charged to expense as incurred.

Equipment and furniture consisted of the following at December 31, 1997.

              Equipment                                   $       242,260
              Furniture                                            10,729
                                                        ---------------------

                                                                  252,989
              Less accumulated depreciation                      (250,555)
                                                        ---------------------

                                                          $         2,434
                                                        =====================

Depreciation has been computed using the straight-line method over the three to five year useful lives of the related assets.

Included  in  equipment  and  furniture  is  approximately   $248,700  of  fully
depreciated equipment and furniture.

Net Income (Loss) Per Common Share

The net income (loss) per common share computation is based on the weighted average number of shares of common stock outstanding during each year after giving effect to dilutive common stock equivalents. Preferred stock dividends are deducted from net income (loss) in calculating net income (loss) per common share.

Basic net income per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share.

At  December  31,  1997 and 1996,  there were  outstanding  options to  purchase
862,500 and 338,500 shares of common stock, respectively, which were not included in the computation of Diluted EPS because they would be anti-dilutive.

The following is a reconciliation of the components of the weighted average number of common shares outstanding for the years ended December 31, 1997 and 1996.

                                                                   1997              1996
                                                             ----------------- -----------------

        Weighted average number of common shares
            outstanding for Basic EPS                            8,164,527         7,728,803
                 Effect of stock options                              -              684,467
                                                             ----------------- -----------------
        Weighted average number of common shares
            outstanding for Diluted EPS                          8,164,527         8,413,270
                                                             ================= =================

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

2.  INCOME TAXES

As of December 31, 1997, deferred income tax assets consisted of the following:

           Net operating loss carryforwards                     $   1,057,374
           Future deductible temporary differences
              related to compensation, reserves and
              accruals                                                174,232

           Less:  valuation allowance                              (1,231,606)
                                                           ---------------------

           Net deferred income tax asset                        $          -
                                                           =====================

At  December  31,  1997,  the  Company  has   consolidated  net  operating  loss
carryforwards ("NOLs") for federal income tax purposes of approximately $2,643,000. These NOLs expire at various dates through December 31, 2009. An NOL generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains other provisions which could reduce or limit the availability and utilization of NOLs. For example, limitations are imposed on the utilization of NOLs if certain ownership changes have taken place or will take place. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax asset will not be realized. Due to the uncertainty with respect to ultimate realization, the Company established a valuation allowance for the entire deferred income tax asset.

The Company utilized approximately $159,000 of NOLs in 1996, and therefore, recorded no federal or state income tax provisions for 1996.

3.  STOCK OPTIONS

With respect to employees and directors, the Company accounts for its stock incentive plan, formula stock option plan and certain options granted outside the plans under APB Opinion No. 25. Had compensation cost for these plans been determined consistent with Statement on Financial Accounting Standards ("SFAS") No.
123, the Company's net (loss) income and Basic and Diluted EPS would have been amended as follows:

                                                          1997              1996
                                                    ----------------- -----------------

        Net (loss) income applicable to common stock:
               As reported                            $   (162,737)     $    137,376
               Pro forma                                  (183,362)          137,376

        Basic and diluted EPS:
               As reported                                    (.02)              .02
               Pro forma                                      (.02)              .02


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997: risk-free interest rate of 6.04 percent; no expected dividend yield; expected life of 3 years; expected volatility of 111 percent. There were no employee option grants in 1996.

Stock Incentive Plan

The Company has in place an incentive stock option plan (the "Stock Incentive Plan") for eligible directors and key employees of the Company, covering 1,350,000 shares of the Company's common stock. Under the terms of the Stock Incentive Plan, the options granted may be either incentive stock options as defined in the Internal Revenue Code or nonqualified stock options. A committee composed of disinterested members of the Board of Directors has authority to determine, among other matters, which eligible key employees and directors are to receive options, the price at which the nonqualified options will be granted, the period in which the options are exercisable and the type of options to be granted. The exercise price for the incentive stock options may not be less than 100 percent of the fair market value of the common stock on the date of the grant. The Stock Incentive Plan contains antidilution provisions which provide for adjustments to option prices or quantities in the event of certain changes in the number of outstanding shares of common stock or the capitalization of the Company.

The following table presents the aggregate options granted and exercised under the Stock Incentive Plan during the years ended December 31, 1997 and 1996.

                                                                      1997                             1996
                                                         -------------------------------- -------------------------------
                                                                             Wtd. Avg.                       Wtd. Avg.
                                                                          Exercise Prices                 Exercise Prices
                                                             Shares                           Shares
                                                         ---------------- --------------- --------------- ---------------
Shares under option, beginning of year, at prices
   ranging from $.08 to $1.00 per share                        152,445        $ .26             587,445       $ .51

Options granted at a price of $.60 per share                    31,500          .60                -             -

Options exercised at prices ranging from $.08 to $.15
   per share                                                  (101,667)         .12                -             -

Options forfeited at prices ranging from $.15 to $.60
   per share                                                   (50,778)         .55            (435,000)        .60
                                                         ----------------                 ---------------

Shares under option, end of year, ( $.60 per share for
   1997)                                                        31,500        $ .60             152,445       $ .26
                                                         ================                 ===============

All of the 31,500 options outstanding and exercisable at December 31, 1997 have exercise prices at $.60 and a remaining contractual life of 4.5 years.

At December 31, 1997, options for the purchase of 1,031,547 shares were available for granting under the Stock Incentive Plan.

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

There were no options granted or exercised under the Formula Plan during the years ended December 31, 1997 and 1996. At December 31, 1997, there were no shares under option under the Formula Plan and options for the purchase of 95,500 shares were available for granting.

Other Stock Options

During 1995, the Company granted nonqualified options for the purchase of 1,050,000 shares of common stock at prices ranging from $.30 to $.39 with a weighted average exercise price of $.32. The options were granted to officers, directors, employees and consultants to the Company. A total of 500,000 of these nonqualified options were issued to the Company's president and chief executive officer in consideration of collateral provided by him with respect to a Company bank loan described in Note 5. All options granted during 1995 vested immediately upon granting and are exercisable through 2005. During 1996, these option grants were reduced to 788,500 by resolution of the board of directors of the Company. During 1997, 450,000 options were exercised at $.30 per share and the Company received $135,000. As of December 31, 1997, 338,500 options are outstanding and exercisable with exercise prices ranging from $.30 to $.39, with a weighted average exercise price of $.33 and a weighted average remaining contractual life of 7.8 years.

During 1996, the Company granted nonqualified options for the purchase of 338,500 shares of common stock at prices ranging from $1.16 to $1.22 per share with a weighted average exercise price of $1.17. The shares were issued to consultants to the Company. A total of 38,500 of these nonqualified options vested immediately upon granting and are exercisable through 2006. A total of 300,000 of these nonqualified options were issued in consideration for engineering work related to the Company's Non-Invasive Hematocrit Technology. A total of 200,000 of the 300,000 shares vest through September 1, 1998. The remaining 100,000 options vest upon completion of satisfactory clinical trials related to the Company's Non-Invasive Hematocrit Technology. At December 31, 1997, 125,000 of the 300,000 options were vested. The Company recorded compensation expense in 1997 and 1996 of $89,000 and $73,942, respectively, related to the granting of the 338,500 options. Total compensation expense to be recorded over the vesting period of two years is $222,275. The weighted average remaining contractual life of these options is 4.2 years.

During 1997, the Company granted to consultants and one employee nonqualified options for the purchase of a total of 154,000 shares of common stock with an exercise price of $.73. A total of 100,000 of the 154,000 options vested immediately upon granting. The remaining 54,000 options become exercisable for a period of three years from the completion date (not later than May 30, 1998) of satisfactory clinical trials related to the Company's Non-Invasive Hematocrit Technology. During 1997, the Company recorded $14,400 in expense related to the options issued to consultants. The options expire in August 2000.

4.  PREFERRED STOCK

During 1995, the Company amended its articles of incorporation to authorize 10,000,000 shares of preferred stock. The Company's board of directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock ("Series A Preferred") with a par value of $4.50 per share. Holders of the Series A Preferred receive annual cumulative dividends of eight percent, payable quarterly, which dividends are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid. Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends. Series A Preferred stockholders have the right to convert each share of Series A Preferred to the Company's common stock at $3.00 per common share. During 1996, certain Series A Preferred stockholders converted 58,528 shares of preferred stock to 351,168 shares of common stock.

5.  NOTE PAYABLE TO RELATED PARTY

During 1997, the Company's President paid a $355,000 note payable owed by the Company to a bank (on which the President was the co-obligor) and the Company entered into a line of credit loan agreement (the "Agreement") with the President, and borrowed an initial amount thereunder of $355,000. The Agreement provides for the Company to borrow up to a maximum amount of $450,000 through June 22, 1998. Borrowings under the Agreement carry terms that are not less favorable than the terms of a loan that the President has with a bank which loan was used by the President to fund the advance under the Agreement to the Company. As of December 31, 1997, outstanding principal and interest under the Agreement was $170,000 and $4,752, respectively. All outstanding borrowings accrue interest at a bank's prime rate (8.5 percent at December 31, 1997) plus
 .25 percent. The Company is required to make minimum principal payments of $12,500 and any unpaid balance is due June 22, 1998. The Agreement is secured by the Company's royalty stream from the Johnson and Johnson agreement (see Note
1).

6.  COMMITMENTS

During 1997 and 1996, the Company granted stock options to consultants which vest upon the consultants demonstrating satisfactory achievements related to the development of the Company's Non-Invasive Hematocrit Technology (see Note 3). Under one of the consulting agreements, the Company has agreed to pay approximately $60,000 in cash for services to be rendered through May 1998.

7.  RELATED-PARTY TRANSACTIONS

During 1997, the Company incurred interest expense of $11,011 on a related party note payable (see Note 5).

The Company has a consulting arrangement with an entity owed by the Company's President whereby the Company paid $4,333 per month during 1997. The arrangement can be terminated by either party at any time. As of December 31, 1997, $21,665 was owed under the arrangement.

During 1996, the Company paid $569 of interest to holders of related-party convertible debentures.

8.  SUBSEQUENT EVENT

Effective March 1, 1998, the Company issued 45,000 shares of restricted common stock for services. Of the total shares issued, 20,000 shares were issued to an employee as compensation, and the remaining 25,000 shares were issued to a consultant for research and development services.

Item 8.  Disagreements With Accountants on Accounting and Financial
         ----------------------------------------------------------
Disclosures.
------------

There have been no changes in or disagreements with accountants on accounting and financial disclosure, as provided in Regulation S-B, Item 304.

                               PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          ----------------------------------------------------
Persons; Compliance with Section 16(a) of the Exchange Act.
-----------------------------------------------------------

     Directors and Executive Officers of InMedica. The following table furnishes information concerning the executive officers and directors of InMedica and their business backgrounds for at least the last five years.

     Name                    Age              Director Since
     ----                    ---              --------------

     Larry E. Clark          76                   1995

     John R. Merendino       59                   1995

     David L. Dingman        61                   1995

     Richard Bruggeman       42                   1995

         LARRY E. CLARK - Chairman, Principal Executive Officer and Director of InMedica. Mr. Clark was president of Clark-Knoll & Associates, Inc., a Denver, Colorado management consulting firm specializing in mergers and acquisitions, from 1963 to 1969. He served as president of Petro-Silver, Inc., a small public company based in Salt Lake City, Utah, which engaged in the oil and gas business from 1970 to 1975. From 1975 to 1981, Mr. Clark was president of Larry Clark & Associates, a private company which engaged in a corporate mergers and acquisitions business. In 1981, Mr. Clark formed Hingeline-Overthrust Oil & Gas, Inc., a Utah public company, which merged with Whiting Petroleum Corporation of Denver, Colorado in December 1983. Mr. Clark served as a director of Whiting Petroleum from 1983 until 1992 when Whiting Petroleum merged with IES Industries and Mr. Clark returned to full time employment as president of Larry Clark & Associates. He is presently also president, principal shareholder and director of The Bud Financial Group, Inc., an inactive public company. Mr. Clark graduated from the U.S. Merchant Marine Academy with a degree in Naval Science in 1943 and received a degree in Business Administration from the University of Wyoming in 1948.

     JOHN R. MERENDINO, M.D. - Director and Nominee for Director of InMedica. Dr. Merendino obtained a D.A. in chemistry from Lafayette College, Pennsylvania in 1960 and an M.D. degree from New Jersey College of Medicine and Dentistry in

1964. He completed his internship and residency at Monmouth Medical Center in New Jersey. From 1976 to 1984,he was an Associate Clinical Professor at the
University of Utah School of Medicine. He also served as a member of the residency committee of the University of Utah School of Medicine from 1978 to 1984. He was Chairman of the Division of Orthopedics at Holy Cross Hospital, Salt Lake City, Utah from 1977 to 1984 and Chairman (or Chairman elect) of the Department of Surgery, Holy Cross Hospital. Since 1984, he has been engaged in private practice in Orthopedics and Sports Medicine. He also acts as an independent consultant to the Honolulu Athletic Club, Alta View Sports Medicine Clinic and Diversified Tech Inc. He is also a Director of the Snowbird Clinic, physician to the U.S. Ski Team and a member of the Board of Advisors to Nautilus Physical Fitness Centers. He previously served as the Team Physician to the Salt Lake Golden Eagles and the Salt Lake Gulls, professional sports teams.

     DAVID L. DINGMAN, M.D. - Director of the Company. Dr. Dingman is a Professor of Surgery, Emeritus, at the University of Utah Medical Center. He was Associate Professor and Professor of Surgery from 1989-1993. He was an Attending Staff Surgeon at the Veterans Administration Medical Center, Salt Lake City, Utah from 1984-1989. He also served as Chairman of the Department of Surgery at Holy Cross Hospital in Salt Lake City, Utah from 1986-1989 and as Chairman of the Department of Plastic Surgery at Holy Cross Hospital from 1982-1985. From 1972-1989, he was a Clinical Associate Professor of Surgery at the University of Utah Medical Center. He graduated in pre-med from Dartmouth College in 1957 and received his M.D. degree from the University of Michigan in 1961.

    RICHARD BRUGGEMAN - Director and Secretary/Treasurer and Chief Financial Officer of the Company. Since 1993, he has been employed as Controller of Kitchen Specialties, Inc., a Salt Lake City firm distributing kitchen appliances in the United States and Canada. From 1986 until 1993, he was employed by the Company's subsidiary, MicroCor, Inc. as financial manager. During the period 1983-1985, he was a sole practitioner in accounting and from 1981-1983 he was employed by the Salt Lake City public accounting firm of Robison Hill & Co. He graduated from the University of Utah in 1981 with a B.S. degree in accounting.

   ROBERT GAIL BILLINGS - Dr. Billings, age 63, has been employed by the Company since May 1997, to conduct research and development on its hematocrit project. From 1992 until 1997, Dr. Billings was employed as Vice President for Research and Development of Utah Medical Products, Inc., a Salt Lake City based publicly held company specializing in medical technology. Prior to that time, he was employed as an engineer for Utah Medical in research and development. From 1976 until 1990, he was Vice President of Research and Development for Tenet Information Services of Salt Lake City, which was engaged in the development of computer systems and software for pulmonary function test analysis. During the period 1971-1976, he conducted medical research for Primary Children's Medical Center, Salt Lake City, Utah as a graduate student and later as a post-doctoral fellow. Prior to that time he was employed for 15 years in the aerospace industry. He holds a BS in Electrical Engineering from the University of Utah
(1956), an MS in Electrical Engineering from Utah State University (1965) and a PhD in Biophysics from the University of Utah (1975).

         Each director serves until the next annual meeting of shareholders or until a successor is elected and qualified. Officers serve at the pleasure of the board of directors.

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and greater than ten percent shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 1997 all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with.


Item 10.  Executive Compensation.
          -----------------------

     Executive Compensation. No executive officer of the Company has received compensation during the three fiscal years ended December 31, 1997, except as disclosed in the table below:

                                                             Annual Compensation
                                                                 Long Term
                                                             Compensation Awards
Name                       Year     Salary     Bonus    Common Stock underlying Options     Other
                           ----    --------    -----    -------------------------------     -----
Larry E. Clark    (CEO)    1997    $   -         -                  -                      $51,996*
Larry E. Clark    (CEO)    1996    $39,000       -                  -                         -
Larry E. Clark    (CEO)    1995    $   -         -                 450,000                    -

* - includes consulting fees paid ($30,331) and consulting fees accrued ($21,665) for payment to a corporation owned by Larry E. Clark.

     Director Compensation. Directors may be compensated at the rate of $100 for attendance at each board meeting, but did not receive compensation for meetings in 1997 and 1996.

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

     The following tables show certain information regarding stock options granted to and exercised by officers named in the executive compensation table:

                     OPTIONS GRANTED IN THE LAST FISCAL YEAR

                                      % of Total
                                      Options
                                      Granted to    Exercise
                        Options       Employees in  Price        Expiration
       Name             Granted       FY 1997       ($/Share)    Date
       ----             -------       ------------  ---------    ----

      None

                      AGGREGATED OPTIONS EXERCISED IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                           Value of Unexercised
                                       Number of           In-The-Money
                                       Unexercised Options Options at Fiscal
           Shares                      at Fiscal Year End  Year End
           Acquired on   Value         Exercisable/        Exercisable/
  Name     Exercise (#)  Realized ($)  Unexercisable       Unexercisable
  ----     ------------  ------------  -------------       -------------

Larry E.
  Clark        450,000       0                0/0             $ 0/0/0

     The Company presently has no plan for the payment of any annuity or pension retirement benefits to any of its officers or directors, and no other remuneration payments, contingent or otherwise, are proposed to be paid in the future to any officer or director, directly or indirectly.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following table furnishes information concerning the common stock ownership of directors, officers, and principal shareholders as of March 9, 1998:

                          Nature of          Number of
   Name and Position      Ownership       Shares Owned  Percent
   -----------------      ---------       ------------  -------

   Larry E. Clark            Direct            1,593,000  18.6%

   Allan L. Kaminsky         Direct              798,875   9.3%
   4602 S. Fortuna Way
   S.L.C., Utah 84124
   Principal Shareholder

   Paul J. Diehl             Direct              719,2302  8.4%
   2963 E. Fallentine Rd.    & Indirect
   Sandy, Utah   84092
   Principal Shareholder

   J. Lynn Smith             Direct              452,0483   5.3%
   5770 S. 250 East #115     & Indirect
   Murray, Utah 84107-8100
   Principal Shareholder

   John R. Merendino         Options              75,000   0.9%
   Director

   David L. Dingman          Options              75,000   0.9%
   Director

   Richard Bruggeman         Direct              174,3874  2.0%
   Director, Chief           & Indirect
   Financial Officer         Options             106,500   1.2%
                                                 -------
                             Total               280,887   3.2%
                                                 =======
   All Executive Officers    Direct            1,767,387  20.7%
   and Directors as a        & Indirect
   group (4 persons)         Options             265,500   3.0%
                                               ---------   ----
                             Total             2,032,887  23.1%
                                               =========
--------
     2 - Includes 639,599 shares held by the Paul J. Diehl, M.D. P.C. profit sharing plan, one share held by Paul J. Diehl, P.C. and 79,630 shares held by Dr. Diehl as custodian for his wife's daughter, Shanon.
     3 - Includes 186,048 shares held directly by Dr. Smith and 266,000 shares held by the J. Lynn Smith Family Limited Partnership.
     4 - Includes 400 shares held in individual retirement accounts and 4,620 shares held in a family trust of which Mr. Bruggeman is Trustee.

Shares shown in the forgoing table as directly owned are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power. Calculations of the percentage of ownership of shares outstanding in the foregoing table assumes the exercise of options, to which the percentage relates. Percentages calculated for totals assume the exercise of options comprising such totals.


Item 12.  Certain Relationships and Related Transactions.
          -----------------------------------------------

     See "Retirement of Certain Debt" for a description of transactions between the Company's President, Larry E. Clark, and the Company.


Item 13.  Exhibits and Reports on Form 8-K.
          ---------------------------------

(a) Exhibits

Exhibit No.   S-K No.               Description
-----------   -------               -----------


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

              (10) Loan Agreement between Larry E. Clark and the InMedica Development Corporation dated June 23, 1997, incorporated by reference to Exhibits of Form 10QSB for the Quarter ended June 30, 1997.

              (10) Hematocrit Development and Option Agreement between InMedica Development Corporation and Medical Physics, dated August 29, 1997 incorporated by reference to Exhibits of Form 10QSB for the Quarter September 30, 1997.

    1         (10)  First  Amendment to the  Hematocrit  Development  and Option
                    Agreement  between  InMedica  Development   Corporation  and
                    Medical Physics, dated March 1, 1998.

              (11) Statement regarding Computation of Per Share Loss (see Consolidated Statements of Operations for the years ended December 31, 1997 and 1996

              (21)  Subsidiaries  of  the  Company   (MicroCor,   Inc.,  a  Utah
                    corporation)

   2          (27)  Financial Data Schedule


(b) No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INMEDICA DEVELOPMENT CORPORATION



                                   By /s/ Larry E. Clark
                                      ----------------------------------
                                      LARRY E. CLARK, President



                                      /s/ Larry E. Clark
                                      ----------------------------------
Date: March 27, 1998                  RICHARD BRUGGEMAN,
      --------                        Chief Financial Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                       /s/ Larry E. Clark
                                       ---------------------------------
 March 27 , 1998                      LARRY E. CLARK
----------                            Director
                                      President and Principal
                                       Executive Officer


                                       /s/ John R. Merendino
                                       ---------------------------------
 March 17, 1998                        JOHN R. MERENDINO
----------                             Director



                                       /s/ Richard Bruggeman
                                       ---------------------------------
 March 18, 1998                        RICHARD BRUGGEMAN
----------                             Director



                                       /s/ David L. Dingman
                                       ---------------------------------
 March 24, 1998                        DAVID L. DINGMAN
----------                             Director

                                    EXHIBITS


Exhibits filed with the Form 10-KSB of InMedica Development Corporation, SEC File No. 0-12968, for the year ended 12/31/97:


Exhibit No.      SB Item No.       Description
-----------      -----------       -----------

   1                 (10)           First Amendment to the
                                    Hematocrit Research and
                                    Development Agreement

   2                 (27)           Financial Data Schedule