Form 10QSB
period 1998-03-31
INMEDICA DEVELOPMENT CORP
filed 1998-05-15
CIK 726037

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

                  For the Quarterly Period Ended March 31, 1998
                  ---------------------------------------------


                           Commission File No. 0-12968
                           ---------------------------


                        INMEDICA DEVELOPMENT CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)
        -----------------------------------------------------------------



            Utah                                      87-0397815
            ----                                      ----------
(State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation of organization)                Number)

                               825 North 300 West
                            Salt Lake City Utah 84103
                    (Address of principal executive offices)

                         Registrant's telephone number:
                         ------------------------------
                                 (801) 521-9300




Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X]   No [ ]

The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of May 11, 1998 was 8,550,899 shares.

PART I - FINANCIAL INFORMATION                                       Page 1 of 2
------------------------------

Item 1.  Financial Statements


                 INMEDICA DEVELOPMENT CORPORATION ANDSUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS


                                             March 31,
                                                1998
                                            -----------
                                            (Unaudited)

        CURRENT ASSETS:
           Cash                             $   77,676
           Prepaid expenses                     13,463
                                            -----------

                Total current assets            91,139


        EQUIPMENT AND FURNITURE,
          at cost, less accumulated
          depreciation of $250,771               2,218


        OTHER ASSETS                             2,196
                                            -----------

                Total assets                $   95,553
                                            ===========
















            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                             March 31,
                                               1998
                                               ----
                                            (Unaudited)

        CURRENT LIABILITIES:
           Consulting fee payable to
              related party                 $   34,664
           Note payable to
              related party                    145,000
           Accrued interest                      3,214
           Accounts payable                      7,526
           Accrued payroll                         792
                                            ----------


                Total current liabilities      191,196
                                            ----------

        STOCKHOLDERS' DEFICIT:
           Common stock, $.001 par value;
            20,000,000 shares authorized,
            8,550,899 issued and outstanding     8,551
           Preferred stock,  10,000,000
            shares  authorized;  Series A
            preferred stock, cumulative
            and convertible, $4.50 par
            value, 1,000,000 shares
            designated, 25,356 shares
            issued and outstanding             114,102
           Additional paid-in capital        6,754,337
           Accumulated deficit              (6,972,633)
                                            ----------
                Total stockholders'
                 deficit                      ( 95,643)
                                            ----------
                Total liabilities and
                 stockholders' deficit      $   95,553
                                            ==========


            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 For the Three
                                                 Months Ended
                                                    March 31,
                                                    ---------
                                               1998        1997
                                               ----        ----
                                                  (Unaudited)



          TOTAL OPERATING REVENUES         $     -0-        -0-
                                           ---------  ---------

          OPERATING EXPENSES:
            General and
             administrative                   70,964     47,840
            Research and
             development                      66,358     31,683
                                           ---------  ---------
            Total operating expenses         137,322     79,523
                                           ---------  ---------
          LOSS FROM OPERATIONS              (137,322)   (79,523)
                                           ---------  ---------

          OTHER INCOME (EXPENSE):
            Miscellaneous income                 595          6
            Interest expense                  (3,214)    (9,503)
                                           ---------  ---------

            Total other expense               (2,619)    (9,497)
                                           ---------  ---------

          NET LOSS                          (139,941)   (89,020)

          PREFERRED STOCK DIVIDEND            (2,282)    (2,282)
                                           ---------  ---------

          NET LOSS APPLICABLE TO
           COMMON SHARES                   $(142,223) $ (91,302)
                                           =========  =========
          Net loss per common share
            (basic and diluted)            $    (.02) $    (.01)
                                           =========  =========

          Weighted average number
            of common shares outstanding   8,550,899  7,997,612
                                           ========== =========

            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                    For the Three
                                                    Months Ended
                                                      March 31,
                                                      ---------
                                                  1998        1997
                                                  ----        ----
                                                     (Unaudited)

     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                  $(139,941)  $(89,020)
       Adjustments to reconcile net
         loss to net cash provided by
         operating activities-
           Depreciation                                216        291
           Expense related to stock options
             issued as compensation for
             services                               22,250          -
           Change in assets and liabilities-
            Decrease in royalties receivable        67,200    209,280
            Decrease in prepaid
               expenses                              5,000      7,297
             Increase in consulting payable         12,999          -
             Increase in accounts payable            6,495      1,003
             Decrease in accrued payroll            (6,152)    (7,829)
             Decrease in interest payable           (1,538)    (1,253)
             Decrease in related-party
               payable                             (25,000)   (39,000)
                                                  --------    -------

               Net cash (used in) provided by
                  operating activities             (58,471)    80,769
                                                  --------    -------












            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                      For the Three
                                                       Months Ended
                                                       ------------
                                                         March 31,
                                                     1998        1997
                                                     ----        ----
                                                       (Unaudited)

   CASH FLOWS FROM FINANCING ACTIVITIES:

     Preferred stock dividends                    (2,282)       (2,282)
    Principal payments on note payable                 -       (17,500)
                                                 --------     --------
     Net cash used in financing activities        (2,282)      (19,782)
                                                 --------     --------


   NET (DECREASE) INCREASE IN CASH               (60,753)       60,987

   CASH AT BEGINNING OF PERIOD                   138,429       177,586
                                                 --------     --------

   CASH AT END OF PERIOD                        $ 77,676      $238,573
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1997.

Royalties received from the Johnson and Johnson agreement are presently the Company's sole source of revenue and the Company is not able to estimate the duration or amount of future royalties from the Johnson and Johnson agreement. Accordingly, there can be no assurance as to continuing royalty receipts. The Company generated a net loss from operations of $137,322 during the period ended March 31, 1998 and as of March 31, 1998, the Company had an accumulated deficit of $6,972,633. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve a viable operating plan.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     For the years ended December 31, 1997 and 1996, liquidity was generated from royalty income received from Johnson and Johnson Medical, Inc. ("JJMI"). This income source may not be sufficient to provide liquidity needs over time and may be inadequate to retire debt when it comes due in August 1999 and fund continued research and development.

InMedica intends to continue to look for other funding sources as to which it has no commitments. For the three months ended March 31, 1998, no operating revenues were recognized due to the revenue recognition policy of the Company which requires sales information to have been received from JJMI and that cash receipts are assured.

     The royalty agreement with JJMI has been pledged to secure repayment of the $145,000 related party note payable. Funds invested in other potential assets of the Company such as the hematocrit device have been expensed as incurred as research and development. The ability of the Company to use the hematocrit device as a means of securing funding for the Company is totally dependent upon the success of further research and development efforts in producing a viable device suitable for commercialization.

Results of Operations

     InMedica has a stockholders' deficit of $ 95,643 and an accumulated deficit of $6,972,633 as of March 31, 1998. In order for InMedica to continue research and development activities, it may require additional financing, for which it has no commitments. It is impossible to estimate the amount of the JJMI royalties which may be received in the future. See Liquidity and Capital Resources for an explanation of why no revenues were recognized in the first quarter of 1998.

     The loss from operations of $137,322 for the quarter ended March 31, 1998 compared to $79,523 for the quarter ended March 31, 1997 was generated from general and administrative expenses ($70,964) and research and development ($66,358). Research and development expense increased more than $30,000 due to salary expense for a new employee engaged in research on the Company's hematocrit project and legal expense related to patent work. General and administrative expense included $22,250 of expense related to stock options issued as non-cash compensation to a prior contractor which vested during the first quarter of 1998. Interest expense decreased by approximately $6,000 for the quarter ended March 31, 1998 when compared to the quarter ended March 31, 1997 due to the continuing reduction of indebtedness during the last year.

     PART II - OTHER INFORMATION
     ---------------------------

Item 1.           Legal Proceedings:
                  None

Item 2.           Changes in Securities:
                  None

Item 3.   Defaults Upon Senior Securities:
          None

Item 4.   Submission of Matters to a Vote of Security Holders:
          None

Item 5. Other Information: The Company continues research and development of its hematocrit technology, including some limited human testing of the equipment. There can be no assurance that a viable commerical product or technology can be developed by the Company. The Company has not demonstrated the technology (which is in the developmental stage) to any potential buyer or potential partner and has no agreements or committments for any merger or acquisition relating to the Company or the technology.

Item 6.   Exhibits and Reports on Form 8-K:

                  Exhibits:    1  Agreement among InMedica Development
                  Corporation, David Wheeler, Nevada Cancer Center and
                  Chris Bringhurst dated April 16, 1998.    2  Financial
                  Data Schedule


                  Form 8-K:  None

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INMEDICA DEVELOPMENT CORPORATION


Dated: May  13, 1998
            --                              By /s/ Larry E. Clark
                                               ------------------
                                               Larry E. Clark, CEO



                                            By /s/ Richard Bruggeman
                                               ---------------------
                                               Richard Bruggeman, Treasurer

                                    EXHIBITS


Exhibits filed with the Form 10-QSB of InMedica Development
Corporation, SEC File No. 0-12968:


Exhibit No.      SB Item No.       Description
----------------------------------------------

   1              (10)          Agreement among InMedica
                                Development Corporation, David
                                Wheeler, Nevada Cancer Center and
                                Chris Bringhurst dated April 16,
                                1998.

   2              (27)          Financial Data Schedule

                                              EXHIBIT 1


                                    AGREEMENT

          An Agreement and Assignment made the 16th day of April , 1998 among David Wheeler ("Wheeler"), an individual residing in Las Vegas, Nevada, the Nevada Cancer Center, of Las Vegas, Nevada, Dr. Chris B. Bringhurst ("Dr. Bringhurst") an individual of Las Vegas, Nevada and InMedica Development Corporation, a Utah corporation ("InMedica").


          1. Assignment of Stock Options. Wheeler hereby assigns all his right, title and interest in 37,500 options to purchase the common stock of InMedica to Dr. Bringhurst which options are exercisable for a period of two years from the date of this assignment for $1.22 per share. Exercise of the options shall be by notice to InMedica and tender of the exercise price together with such representations and disclosures as InMedica may require to comply with state and federal securities laws regarding the issuance of its common stock.

          2. Payment to Wheeler. InMedica agrees to pay Wheeler or his nominee, $3,750 by check.

          3. Acceptance of Assignment by Dr. Bringhurst. Dr. Bringhurst accepts the assignment of the Options upon the terms and conditions found in the Option Agreement in full satisfaction of any and all obligations of InMedica owing to him on account of certain investigational testing done by InMedica at the Nevada Cancer Center during the years 1996 and 1997.

          4. Consent of Nevada Cancer Center and Release. The Nevada Cancer Center hereby consents to the assignment of the options to Dr. Bringhurst in lieu of any payment owing to it by InMedica and in full satisfaction of any and all obligations of InMedica to the Nevada Cancer Center on account of all investigational human testing done by InMedica at the Nevada Cancer Center during the years 1996 and 1997. Further, Nevada Cancer Center releases and forever discharges InMedica, its officers, directors, attorneys, agents, employees and other representatives from any and all liability, costs, expenses, attorneys fees and other charges on account of such investigational testing or the costs and expenses thereof, whether such claim is presently existing or subsequently discovered.

          5. Future Testing and Use of Nevada Cancer Center. Nevada Cancer Center agrees that InMedica may conduct additional investigational human testing of its non-invasive hematocrit device in its facilities during 1998 including clinical trials for FDA purposes for the following consideration: $250 per day for the use of facilities and $30 per patient tested during the initial investigational testing during April, 1998. If testing proceeds to clinical trials for FDA purposes, InMedica shall pay $30 per patient tested and Nevada Cancer Center agrees to waive the $250 per day fee. In addition, InMedica agrees to pay each patient tested $20 cash whether in investigational trials or FDA clinical trials. Nevada Cancer Center and Dr. Bringhurst agree to obtain all necessary Nevada IRB approvals to conduct such testing. Following satisfactory completion of initial investigational trials during April, 1998, InMedica intends to continue use of the Nevada Cancer Center facilities to complete clinical trials for FDA purposes. However InMedica may conduct additional or other trials or studies at such times and places and for such purposes as it may determine.


          6. Additional Options to be granted to Dr. Bringhurst. InMedica agrees to grant to Dr. Bringhurst the following additional options which shall become exercisable at the times and prices shown below:12,500 options following the successful completion of initial testing during April, 1998, exercisable for $.73 per share for a period of two years.

InMedica further agrees that if Clinical trials are warranted and are held at the Nevada Cancer Center, and if FDA approval of the hematocrit measuring device is granted by the FDA, that it will grant the following additional options to Dr. Bringhurst, which amount shall depend upon the time which was required to complete clinical trials for FDA purposes:

   -25,000 options if clinical trials required 0-4 months to complete
   -10,000  additional  options if clinical trials required more than 4 but less than 6 months to complete (making 35,000 total options)
   -20,000 additional options if clincial trials required more than 6 months to complete (making 45,000 total options)

Any and all such options shall be exerciseable for $1.22 per share for a period of one year after FDA approval is obtained.

          In consideration of the obligation of InMedica to grant the forgoing options, Dr. Bringhurst agrees to use his best efforts (consistent with his other professional commitments) to assist InMedica and consult with InMedica researchers during initial testing and, if warranted, follow up clinical trials and FDA testing and approval. Dr. Bringhurst also agrees to assist InMedica with the submission of any federal grant applications on InMedica's non-invasive hematocrit device and to allow the inclusion of his resume for such purposes.

          7.  General.

            (a) This agreement contains the entire agreement between the parties on the subject matter hereof and may only be changed or modified by written agreement between the parties.

            (b) In the event any provision or any part of any provision of this agreement shall be held invalid, illegal or unenforceable, such holding shall not affect any other provision or any part of the same provision which can be given effect without the invalid provision or any part thereof.

            (c) This agreement may be executed in one or more counterparts each of which shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

            (d) This agreement may not be assigned without the prior written consent of the parties hereto.

            (e) This agreement shall terminate upon the earliest to occur the following: (1) by mutual agreement of InMedica and Dr. Bringhurst; (2) December 31, 1998; (3) upon InMedica's determination that the results of testing at any stage are sufficiently unsatisfactory to require additional research and development expected to continue beyond December 31, 1998. This agreement may be extended by mutual written agreement of the parties.

                                     IN WITNESS WHEREOF, the parties hereof have
executed this agreement this 16th  day of  April , 1998.
                             ----          -----

/s/ Larry E. Clark
------------------
Larry E. Clark, President


/s/ Chris B. Bringhurst
-----------------------
Chris B. Bringhurst, M.D.


Nevada Cancer Center


/s/ Fredrick P.  Waid
---------------------
By  Fredrick P. Waid
    -----------------
Its Executive Director, Counsel
    ---------------------------



/s/ David Wheeler
-----------------
David Wheeler