Form 10QSB
period 1998-06-30
INMEDICA DEVELOPMENT CORP
filed 1998-08-14
CIK 726037

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

                  For the Quarterly Period Ended June 30, 1998
                  --------------------------------------------


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
(State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                          Number)

                   825 N. 300 West, Salt Lake City, Utah 84103
                   -------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number including area code  (801) 521-9300
-----------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: Yes X No


The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of August 1, 1998 was 8,550,899 shares.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements


                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                     ASSETS


                                       As of June 30,
                                           1998
                                       --------------
                                        (Unaudited)
CURRENT ASSETS:
   Cash                             $     53,311
   Prepaid expenses                        8,464
                                     -----------

        Total current assets              61,775

EQUIPMENT AND FURNITURE,
   at cost, less accumulated
   depreciation of $250,987                2,002



OTHER ASSETS                               2,196


        Total assets                $     65,973
                                    ============




            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED BALANCE SHEET(CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                    As of June 30,
                                         1998
                                    --------------
                                     (Unaudited)


CURRENT LIABILITIES:
   Current portion of note
     payable                        $  145,000
   Consulting fee payable to
    related parties                     47,633
   Accounts payable                        603
   Accrued payroll                         792
                                    ----------


        Total current liabilities      194,058
                                    ----------


STOCKHOLDERS' DEFICIT:
   Common stock, $.001 par value;
    20,000,000 shares authorized,
    8,550,899 outstanding                8,551
   Preferred shares,  10,000,000
    shares  authorized;  Series A
    preferred stock, cumulative
    and convertible,  $4.50 par
    value,  1,000,000 shares
    designated, 25,356 shares
    outstanding                        114,102
   Additional paid-in capital        6,795,087
   Accumulated deficit              (7,045,825)
                                    ----------

        Total stockholders'
         deficit                    (  128,085)
                                    ----------
        Total liabilities and
         stockholders' deficit      $   65,973
                                    ==========


            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   For the Three             For the Six
                                   Months Ended              Months Ended
                                     June 30,                  June 30,
                              ------------------------  ------------------------
                                 1998         1997         1998         1997
                              -----------  -----------  -----------  -----------
                                    (Unaudited)              (Unaudited)

ROYALTY REVENUES              $    67,360  $   108,000  $    67,360  $   108,000
                              -----------  -----------  -----------  -----------

OPERATING EXPENSES:
  General and
   administrative                  46,168       59,875      117,132      107,715
  Research and
   development                     89,284       43,382      155,642       75,065
                              -----------  -----------  -----------  -----------
    Total operating expenses      135,452      103,257      272,774      182,780
                              -----------  -----------  -----------  -----------


(LOSS) INCOME FROM OPERATIONS     (68,092)       4,743     (205,414)     (74,780)
                              -----------  -----------  -----------  -----------


OTHER (EXPENSE) INCOME:
  Interest income                     388          134          983          140
  Interest expense                 (3,207)      (9,105)      (6,421)     (18,608)
                              -----------  -----------  -----------  -----------
  Total other expense              (2,819)      (8,971)      (5,438)     (18,468)
                              -----------  -----------  -----------  -----------


NET LOSS                          (70,911)      (4,228)    (210,852)     (93,248)
PREFERRED STOCK DIVIDENDS          (2,281)      (2,282)      (4,563)      (4,564)
                              -----------  -----------  -----------  -----------

NET LOSS APPLICABLE
  TO COMMON SHARES            $   (73,192) $    (6,510) $  (215,415) $   (97,812)
                              ===========  ===========  ===========  ===========
Net loss per common share
    (basic and diluted)       $      (.01) $      (.00) $      (.03) $      (.01)
                              ===========  ===========  ===========  ===========
 Weighted average number
  of common shares
  outstanding                   8,550,899    7,999,232    8,550,899    7,999,232
                              ===========  ===========  ===========  ===========


            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           DECREASE (INCREASE) IN CASH

                                            For the Six Months Ended
                                                   June 30,
                                          --------------------------
                                             1998            1997
                                          -----------    -----------
                                                  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                               $  (215,415)    $   (93,248)
  Adjustments to reconcile net
    loss to net cash provided
    by (used in) operating activities-
      Depreciation                               432             582
      Expense related to stock options
       issued as compensation for services    63,000
      Change in assets and liabilities-
        Decrease in royalties receivable      67,200         209,280
        Decrease in prepaid expenses           9,999          12,962
        Increase in consulting fees payable
         to related party                     25,998             -
       (Decrease) increase in accounts
         payable                                (428)          1,219
        Decrease in accrued payroll           (6,152)         (7,829)
        Decrease in interest payable          (4,752)         (8,362)
        Decrease in related party payable    (25,000)        (39,000)
                                          -----------    -----------

          Net cash provided by (used in)
           operating activities              (80,555)         75,604
                                          -----------    -----------



            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                          For the Six Months Ended
                                                  June 30,
                                            1998             1997
                                         ---------        ---------
                                                  (Unaudited)


CASH FLOWS FROM FINANCING ACTIVITIES:

 Preferred stock dividends paid            (4,563)          (4,564)
 Principal payments on note payable
   to related party                           -            (67,500)
                                         ---------        ---------


       Net cash used in
         financing activities              (4,563)         (72,064)
                                         ---------        ---------



NET (DECREASE) INCREASE IN CASH           (85,118)           3,540

CASH AT BEGINNING OF THE PERIOD           138,429          177,586
                                         ---------        ---------

CASH AT END OF THE PERIOD               $  53,311        $ 181,126
                                         =========        =========



            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1-Basis of Presentation

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1997.

Royalties received from the Johnson and Johnson agreement are presently the Company's sole source of revenue and the Company is not able to estimate the duration or amount of future royalties from the Johnson and Johnson agreement. Accordingly, there can be no assurance as to continuing royalty receipts. The Company generated a net loss from operations of $205,414 during the period ended June 30, 1998 and as of June 30, 1998, the Company had an accumulated deficit of $7,045,825. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve a viable operating plan.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND PLAN OF OPERATION

Liquidity and Capital Resources
-------------------------------

     For the three months ended March 31, 1998, no operating revenues were recognized due to the revenue recognition policy of the Company and the timing of the receipt of revenues. Total revenues for the six months ended June 30, 1998 were $67,360, or $40,640 less than the same period of the prior year. The Company's sole source of revenue is royalties received from J & J Medical, Inc. ("JJMI"). These royalties are paid to the Company on a quarterly basis. Royalty revenues being received by the Company may be insufficient to sustain research and development costs, fund operations and retire indebtedness when it comes due. InMedica consequently continues to look for funding sources.

     The royalty agreement with JJMI, has been pledged to secure repayment of the $145,000 note payable to the Company's Chief Executive Officer. The note is due on or before June 22, 1999. The Company is presently paying quarterly interest payments on the note. InMedica intends to continue to look for funding sources to retire the note as to which it has no commitments. Funds invested in the development of the proposed hematocrit device have been expensed as research and development and the ability of the Company to use the device as a means of securing funding for the Company is totally dependent upon the success of further research and development efforts in producing a viable device suitable for commercialization.

Results of Operations
---------------------

     See "Liquidity and Capital Resources" for an explanation as to the lack of revenues during the quarter ended March 31, 1998. The net loss from operations of $205,414 for the six months ended June 30, 1998 increased by $130,634 compared to the comparable period of the prior year as royalty revenues declined by $40,640 and research and development expenses increased by $80,577 compared to the prior year. The increase in research and development expenses was due to payments made under an hematocrit research and development contract with Medical Physics and to an employee and the expense of issuance of certain options relating to research and development. Interest expense declined for the period ended June 30, 1998 when compared to the same period in 1997 due to a substantial reduction in the principal amount of the note owing to the Company's Chief Executive Officer in September, 1997, resulting in lower interest payments thereafter. General and administrative expenses increased due to expense associated with the issuance of stock options.

     The Company does not expect that its operations will be directly affected by the Year 2000 issue, but is unable to forecast the indirect effect, if any, of computer malfunction related to the issue, on its future operations in the medical technology markets. However, the Company has contacted JJMI and has been assured that JJMI is aware of the issue and acting responsibly to avoid any adverse impact on JJMI's ability to conduct its operations which presently generate royalty income for the Company.


     PART II - OTHER INFORMATION
     ---------------------------

Item 1.   Legal Proceedings:
          None

Item 2.   Changes in Securities:
          None

Item 3.   Defaults Upon Senior Securities:
          None

Item 4.   Submission of Matters to a Vote of Security Holders:
          None

Item 5.   Other Information: None

Item 6.   Exhibits and reports on Form 8-K:

          Exhibits:  (1)  Financial Data Schedule

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

                                                INMEDICA DEVELOPMENT CORPORATION


                                                /s/ Larry E. Clark
                                                --------------------------------
                                                By Larry E. Clark, Chairman


                                                /s/ Richard Bruggeman
                                                --------------------------------
Date:  August 13, 1998                          By Richard Bruggeman, Treasurer
              --

                                    EXHIBITS


Exhibits filed with the Form 10-QSB of InMedica Development
Corporation, SEC File No. 0-12968:


Exhibit No.      SB Item No.       Description
-----------      -----------       -----------

   1                (27)          Financial Data Schedule