Form 10QSB
period 1998-09-30
INMEDICA DEVELOPMENT CORP
filed 1998-11-10
CIK 726037

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

                For the Quarterly Period Ended September 30, 1998
                -------------------------------------------------


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
                    Yes   X     No
                       -------    -------

The number of shares outstanding of the Registrant's only class of common stock, par value $.001 per share, as of October 25, 1998 was 8,550,899 shares.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements


                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS



                                    September 30,
                                        1998
                                     -----------
                                     (Unaudited)

CURRENT ASSETS:
   Cash                             $     82,607
   Prepaid expenses                        3,464
                                    ------------

        Total current assets              86,071

EQUIPMENT AND FURNITURE,
   at cost, less accumulated
   depreciation of $251,203                1,786





OTHER ASSETS                               2,196
                                    ------------


        Total assets                $     90,053
                                    ============






            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                  September 30,
                                      1998
                                   -----------
                                   (Unaudited)


CURRENT LIABILITIES:
   Note payable to related party    $  145,000
   Consulting fee payable
    to related party                    38,997
   Accrued payroll                      22,792
   Accounts payable                     20,189
                                    ----------

        Total current liabilities      226,978
                                    ----------


STOCKHOLDERS' DEFICIT:
   Common stock, $.001 par value;
    20,000,000 shares authorized,
    8,550,899 shares outstanding         8,551
   Preferred stock,  10,000,000
    shares  authorized; Series A
    preferred  stock, cumulative
    and convertible,  $4.50 par
    value;  1,000,000 shares
    designated, 25,356 shares
    outstanding                        114,102
   Additional paid-in
     capital                         6,809,922
   Accumulated deficit              (7,069,500)
                                    ----------
        Total stockholders'
         deficit                      (136,925)
                                    ----------
        Total liabilities and
         stockholders' deficit      $   90,053
                                    ==========



            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the Three                For the Nine
                                      Months Ended                 Months Ended
                                      September 30,                September 30,
                                      -------------                -------------
                                    1998          1997           1998         1997
                                    ----          ----           ----         ----
                                        (Unaudited)                 (Unaudited)

ROYALTY REVENUES                $    99,680   $   131,520   $   167,040   $   239,520
                                -----------   -----------   -----------   -----------

OPERATING EXPENSES:
  General and administrative         30,502        81,867       147,634       189,582
  Research and development           87,495        46,188       243,137       121,253
                                -----------   -----------   -----------   -----------
    Total operating expenses        117,997       128,055       390,771       310,835
                                -----------   -----------   -----------   -----------

LOSS FROM OPERATIONS                (18,317)        3,465      (223,731)      (71,315)
                                -----------   -----------   -----------   -----------

OTHER (EXPENSE) INCOME:
  Interest income                       167           633         1,150           773
  Interest expense                   (3,242)       (6,358)       (9,663)      (24,966)
                                -----------   -----------   -----------   -----------
  Total other expense, net           (3,075)       (5,725)       (8,513)      (24,193)
                                -----------   -----------   -----------   -----------

NET LOSS                            (21,392)       (2,260)     (232,244)      (95,508)
PREFERRED STOCK DIVIDENDS            (2,283)       (2,282)       (6,846)       (6,846)
                                -----------   -----------   -----------   -----------

NET LOSS APPLICABLE
  TO COMMON SHARES              $   (23,675)  $    (4,542)  $  (239,090)  $  (102,354)
                                ===========   ===========   ===========   ===========
NET LOSS PER
  COMMON SHARE (BASIC AND
  DILUTED)                      $      (.00)  $      (.00)  $      (.03)  $      (.01)
                                ===========   ===========   ===========   ===========
Weighted average number
  of common shares outstanding    8,550,899     8,051,772     8,550,899     8,155,138
                                ===========   ===========   ===========   ===========



            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE)IN CASH

                                                 For the Nine Months Ended
                                                        September 30,
                                                 -------------------------
                                                1998                1997
                                                ----                ----
                                                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:


  Net loss                              $    (232,244)       $    (95,508)
  Adjustments to reconcile net
    loss to net cash provided
    by (used in) operating activities-
      Depreciation                                648                 873
      Expense related to stock options
       issued as compensation for services     77,835                  --
      Change in assets and liabilities-
        Decrease in royalties receivable       67,200             209,280
        Decrease in prepaid expenses           14,999              18,627
        Increase in consulting fees payable
         to related party                      17,332                  --
        Increase in accounts payable           19,158              14,481
        Increase (decrease) in accrued
            payroll                            15,848              (7,829)
        Decrease in interest payable           (4,752)             (8,262)
                                         -------------       ------------

        Net cash (used in) provided by
            operating activities              (23,976)            131,662
                                         -------------       ------------




            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                             For the Nine Months Ended
                                                    September 30,
                                             -------------------------
                                           1998               1997
                                           ----               ----
                                                 (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of
    common stock                       $        --        $   146,876
  Preferred stock dividends paid            (6,846)            (6,846)
  Principal payments on related party
    note payable                           (25,000)           (39,000)
  Principal payments on note payable            --           (252,500)
                                       ------------        ----------

          Net cash used in financing
            activities                     (31,846)          (151,470)
                                       -----------         -----------

NET DECREASE IN CASH                       (55,822)           (19,808)

CASH AT BEGINNING OF THE PERIOD            138,429            177,586
                                       -----------         ----------

CASH AT END OF THE PERIOD              $    82,607         $  157,778
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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1997.

Royalties received from the J & J Medical, Inc. agreement are the Company's sole source of revenue and the Company has been advised that the royalty is expected to terminate within the next year. The Company generated a net loss of $232,244 during the nine-month period ended September 30, 1998 and as of September 30, 1998, the Company had an accumulated deficit of $7,069,500. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve a viable operating plan.

NOTE B - OUTSTANDING OPTIONS

At September 30, 1998 there were outstanding options to purchase 682,500 shares of common stock which were not included in the computation of diluted net loss per common share because they would be antidilutive.

NOTE C- AGREEMENT TO ISSUE STOCK FOR SERVICES

The Company has agreed effective October 29, 1998 to issue an aggregate of 70,000 shares of restricted common stock valued at $.60 per share as partial compensation for services rendered during the months of June through September, 1998 by researchers working on the hematocrit project.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     Total revenues for the nine months ended September 30, 1998 were $167,040 or $72,480 less than the same period of the prior year. The Company's sole source of revenue is royalties received from J & J Medical, Inc. ("JJMI"). JJMI recently advised the Company informally that royalty revenues are expected to continue for less than one year because the product line incorporating InMedica's technology is being phased out by JJMI. At present, royalties are paid to the Company on a quarterly basis. Royalty revenues being received by the Company are insufficient to sustain research and development costs, fund operations and retire indebtedness when it comes due. InMedica consequently continues to look for funding sources.

     The royalty agreement with JJMI has been pledged to secure repayment of the $145,000 note payable to the Company's Chief Executive Officer. The note is due on or before June 22, 1999. The Company is paying quarterly interest payments on the note. InMedica continues to look for funding sources to retire the note but has no commitments. Research and development expenditures on the proposed hematocrit device have been expensed as incurred. The ability of the Company to use the proposed device as a means of securing funding for the Company is totally dependent upon the success of further research and development efforts in producing a viable device suitable for commercialization.

Results of Operations
---------------------

     The net loss of $232,244 for the nine-months ended September 30, 1998 increased by $136,736 compared to the same period of the prior year as royalty revenues declined by $72,480 and research and development expenses increased by $121,884 compared to the prior year. The increase in research and development expenses was due to payments made under a hematocrit research and development contract with Medical Physics and to an employee, and the expense of issuance of certain options relating to research and development. Interest expense declined for the period ended September 30, 1998 when compared to the same period in 1997 due to a substantial reduction in the principal amount of the note owing to the Company's Chief Executive Officer in September, 1997. General and administrative expenses decreased due to reduction in office overhead and payments to service providers.

     The Company does not expect that its operations will be directly affected by the Year 2000 issue ("Y2K"). The Company is unable to forecast any indirect effect of computer or other device malfunction related to Y2K on the Company's results of operations.

The Company contacted JJMI and was assured by JJMI that it is aware of the Y2K issue and is acting responsibly to avoid any adverse impact on JJMI's ability to conduct its operations which presently generate royalty revenue for the Company.


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

                                              INMEDICA DEVELOPMENT CORPORATION


                                              /s/ Larry E. Clark
                                              ----------------------------------
                                              By Larry E. Clark, Chief Executive
                                                  Officer


                                              /s/ Richard Bruggeman
                                              ----------------------------------
Date:  October 28, 1998                       By Richard Bruggeman, Chief
                                                  Financial Officer

                                    EXHIBITS


Exhibits filed with the Form 10-QSB of InMedica Development
Corporation, SEC File No. 0-12968:


Exhibit No.      SB Item No.       Description
----------------------------------------------
    1              (27)         Financial Data Schedule