Form 10KSB
period 1998-12-31
INMEDICA DEVELOPMENT CORP
filed 1999-03-31
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1998

                           Commission File No. 0-12968

                        INMEDICA DEVELOPMENT CORPORATION

             Utah                                       87-0397815
------------------------------------    ----------------------------------------
     (State of Incorporation)              (I.R.S. Employer Identification No.)

                               825 North 300 West
                           Salt Lake City, Utah 84103
                                 (801) 521-9300

Securities Registered Pursuant to Section 12(g) of the Act:

                                                Name of Each Exchange
     Title of Each Class                         on which Registered
     -------------------                        ---------------------

Common Stock, $.001 par value                           None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months, and (2) has
been subject to such filing requirements for the past 90 days.  X  yes     no
                                                              -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB [X]

Issuer's revenues for its most recent fiscal year: $ 247,400

The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 16, 1999 was approximately $1,661,359.1 The number of shares outstanding of the issuer's common stock, $.001 par value, as of March 15, 1999 was 8,660,899.

DOCUMENTS INCORPORATED BY REFERENCE: None


---------------------
     1 - Based on 4,746,739 non-affiliate shares at $.35 per share, which was the average of the bid and asked price on that date.

Item 1. Business General. InMedica Development Corporation ("InMedica") was incorporated as a Utah corporation on June 16, 1983. During the last three fiscal years, InMedica's primary business activity has been the operation of the business of MicroCor, Inc. ("MicroCor"), a wholly owned subsidiary, which was acquired effective December 31, 1985. MicroCor is presently engaged in research and development of an experimental device to measure hematocrit non-invasively (see "Product Development"). MicroCor has historically been engaged in the development or sale of certain medical technology products. Royalty income received by MicroCor from the development and sale of certain technology pursuant to a contract with Johnson & Johnson Medical, Inc. is presently InMedica's only revenue source (see "Results of Operations"). The Company has been advised that the royalty is expected to terminate during 1999 as Johnson & Johnson Medical, Inc. phases out the product line on which the royalty is paid. See Report of Independent Public Accountants, page F-1.

     Preferred Stock. See Note 5 to the Consolidated Financial Statements for information regarding the preferred stock of the Company. The Company has five preferred stockholders holding an aggregate of 25,356 shares of the Series A Preferred Stock, which is 8% cumulative convertable preferred stock. Total aggregate dividends payable on the preferred stock outstanding is $9,128 per year.

     Principal Products. During the years 1986 and 1987, MicroCor developed, manufactured and marketed a portable electrocardiograph ("ECG") monitor. About 450 units were manufactured and sold. In July 1989, MicroCor signed a research and development contract with Critikon (predecessor to Johnson & Johnson Medical, Inc.) to develop a medical instrument which would incorporate and enhance the technologies already developed in the MicroCor portable ECG monitor and combine them with technologies developed by Critikon. The research and development portion of the contract was completed in July 1990, and resulted in the design of a new product line. Critikon manufactures and markets the product line under the name Dinamap Plus(TM). MicroCor is the beneficiary of royalty income based upon a specified amount per unit sold. The Company's income is generated exclusively from the agreement with Johnson & Johnson Medical, Inc. (see "Results of Operations"). MicroCor has been advised that the portable ECG is now being phased out of the product line of Johnson & Johnson Medical, Inc. and that the royalty is expected to terminate during 1999.

     Product Development. For the past nine years, the Company has conducted research on a method for measuring hematocrit non- invasively (without drawing blood) and has applied for patents covering this technology. Hematocrit is the percentage of blood volume made up by red blood cells and is a common laboratory test currently performed invasively by drawing a blood sample from the patient. For several years, the Company conducted research and development in-house, under the direction of Dr. Allan Kaminsky, former president of the Company.

Subsequently, the Company engaged outside consultants to work on the project including Paul W. Ruben and the Northern Ireland Bio-Engineering Centre.

     During May 1997, the Company employed Dr. Gail Billings, a bio-medical researcher and, effective August 29, 1997, the Company engaged Medical Physics, Inc., a biomedical research company located in Salt Lake City, Utah to conduct further research and development on the project. The Company agreed to pay Medical Physics $11,111 per month for nine months and granted options to Medical Physics to purchase 54,000 shares of the common stock of the Company with an exercise price of $.73 per share, exercisable for three years. The Company also granted Medical Physics options to purchase an additional 54,000 shares with an exercise price of $.73 per share for a period of three years from the date, not later than May 30, 1998, on which Medical Physics demonstrates a hematocrit measuring device to InMedica which measures human hematocrit with an accuracy of plus or minus 3.5 hematocrit points through all ranges from 20 to 60.

     Beginning December 1997, the Company began paying Medical Physics approximately $15,000 per month for research services. Effective March 1, 1998, the Company and Medical Physics modified their agreement to provide that Medical Physics do the following: (1) accept a total of 25,000 restricted shares of common stock and $10,000 per month as compensation during the period March, April and May 1998, and (2) conduct such demonstrations of the hematocrit device during April and May 1998 as InMedica may direct. Effective March 1, 1998, the Company issued 20,000 shares of its restricted common stock to Dr. Billings in satisfaction of one half of Dr. Billings' salary during the months of March, April and May, 1998. Dr. Billings and Medical Physics continue work on the research and development of the project however there is no assurance that a commercially viable hematocrit measuring device can be developed.

     The Company agreed effective October 29, 1998 to issue an aggregate of 65,000 shares of restricted common stock valued at $.60 per share as partial compensation for services rendered during the months of June through September, 1998 by researchers working on the hematocrit project.

     Government Regulation. Medical products may be subject to regulation by the Food and Drug Administration (the "FDA") pursuant to the Federal Food, Drug and Cosmetic Act and other federal and state laws regarding the regulation, manufacture and marketing of products in which InMedica may be involved. The laws of foreign nations may also apply to any international marketing of such products. To the extent InMedica has acquired or developed an interest in medical products or the companies manufacturing such products, InMedica's business may be indirectly affected by such regulation. As the manufacturer of the Dinamap Plus(TM) (see "Principal Products") Johnson & Johnson's predecessor, Critikon, was responsible for obtaining FDA 510(K) approval on that product line. Testing of the Company's non-invasive hematocrit technology is subject to prior approval and supervision of an Internal Review Board of a medical facility overseeing the testing.

Marketing of any new product line which might be developed based on the Company's non-invasive hematocrit device would be subject to prior approval by the FDA.

     Patents. As of December 12, 1995, the Company's application for a patent entitled "Method and Apparatus for Non-Invasively Determining Hematocrit," was allowed by the U.S. Patent Office and the Patent issued on June 18, 1996 with a term of 17 years. The Company has filed an application for an additional patent which claims priority from October 4, 1990, the date of filing of the Company's "Method and Apparatus for Non-Invasively Determining Hematocrit". The second patent has been allowed and is expected to issue in due course. The patent term is expected to run from October 4, 1990 for a period of 17 years.

     Raw Materials. Materials and electronic components used in the production and development of ECG monitors and like products are components readily available through various suppliers.

     Competition. InMedica is not presently a significant factor in the medical products industry and does not presently compete directly in the medical products field. The medical products industry is dominated by large and well established corporations with vastly greater financial and personnel resources than those of InMedica. There can be no assurance that the companies and products in which InMedica has an interest will be able to compete profitably in the marketplace. Further, there is no assurance that the Company will be able to complete research, development and marketing of its hematocrit technology in advance of any competitors who may be developing competing technologies.

     Research and Development Costs. Research and development costs for the two years ended December 31, 1998 and 1997, were $224,618 and $165,803, respectively. None of the expenses were incurred on customer-sponsored research activities relating to the development of new products.

         Employees. InMedica and MicroCor had two part time employees as of December 31, 1998.


Item 2.  Properties
         ----------

     Office. The Company presently uses facilities provided by Medical Physics, Inc., at no cost, for its offices.

Item 3.  Legal Proceedings.
         ------------------

     During the third quarter of 1996, a former officer of the Company, Allan L. Kaminsky, threatened to bring legal proceedings affecting the Company or a proxy contest to obtain control of the Company. Among other things, Dr. Kaminsky objected to the number of options issued to officers, directors, employees and consultants of the Company. At a board meeting held July 31, 1996, the Company voluntarily reduced the number of options by 25% effective August 1, 1996, reducing the total options granted from 1,100,000 to 825,000. Dr. Kaminsky thereafter offered to continue to be associated with the Company on terms which were subsequently rejected by the Board of Directors after due consideration. On September 17, 1996, Dr. Kaminsky advised the Company that his offer to negotiate had expired, that he had no further association (employment, consulting or advisory) with InMedica/MicroCor, other than being a passive shareholder and that his action was permanent and irreversible.

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

                                     PART II

Item 5.  Market for the  Registrant's  Common Stock and Related  Security Holder
         -----------------------------------------------------------------------
Matters.
--------

         (a)  Price Range of Common Stock.
              ---------------------------

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

                                                 Bid Price
       Quarter Ended                          High       Low
       -------------                          ----       ---

     March 31, 1997                         $  .75    $  .34
     June 30, 1997                             .44       .34
     September 30, 1997                        .47       .25
     December 31, 1997                         .38       .25

     March 31, 1998                         $  .72    $  .25
     June 30, 1998                            1.00       .56
     September 30, 1998                        .75       .31
     December 31, 1998                         .44       .22


     As of March 15,  1999,  there  were  approximately  512  record  holders of
InMedica Common Stock. Such record holders do not include individual participants in securities position listings. The Company also has five holders of its Series A Preferred Stock. There is no public market for the Series A Preferred Stock (see "Preferred Stock").

     InMedica has not paid any cash dividends on its Common Stock since organization. For the foreseeable future, InMedica expects that earnings, if any, will be retained for use in the business or be used to retire obligations of the Company. For information as to the Company's obligation to pay dividends on Preferred Stock, see "Preferred Stock."

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
--------------

     Liquidity and Capital Resources

     For the years ended December 31, 1998 and 1997, liquidity was generated from royalty income received from Johnson & Johnson Medical, Inc. ("JJMI"). This income source is not expected to be sufficient to provide liquidity needs over time and is not expected to be adequate to retire debt when it comes due and fund continued research and development. The Company's line of credit agreement with its Chief Executive Officer expires on June 22, 1999. InMedica continues to look for other funding sources, however to date it has no commitments.

     The Company's royalty agreement with JJMI has been pledged to secure repayment of the $145,000 debt owed to the Company's Chief Executive Officer. Funds invested to develop the hematocrit device have been expensed as research and development. The ability of the Company to use the device as a means of securing funding for the Company is totally dependent upon the success of further research and development efforts in producing a viable device suitable for commercialization.



     Results of Operations

     InMedica achieved profitable operations during 1996, but the Company has incurred net losses in 1997 and 1998. The Company has an accumulated deficit of $7,080,726 as of December 31, 1998. Included in the net loss for the year ended December 31, 1998 was non-cash expense of $48,281 related to stock options issued to consultants.

     Operating revenues have been derived only from royalties during the two-year period ended December 31, 1998. During the years ended December 31, 1998 and 1997 royalty revenue totaled $247,400 and $420,960, respectively. InMedica has been advised that the royalty stream is expected to terminate during 1999. See Report of Independent Public Accountants, page F-1.

     The net loss of $241,188 for the year ended December 31, 1998 compared to the net loss of $153,609 for 1997, resulted primarily from a $173,560 decrease in royalty revenues and from recording $103,863 of expense related to stock and stock options issued as compensation for services rendered. The Company met all its debt service, research and development and administrative expenditure requirements from existing cash, royalty receipts and the issuance of stock and stock options. General and administrative expense decreased as the Company restricted expenditures in this area to allow for an increase in research and development efforts from 1997 to 1998.

Item 7.     Financial Statements                            Beginning at Page
            --------------------                            -----------------

   Report of Independent Public Accountants                        F-1

   Consolidated Balance Sheet as of December 31, 1998              F-2

   Consolidated Statements of Operations for the
   years ended December 31, 1998 and 1997                          F-3

   Consolidated Statements of Stockholders' Deficit
   for the years ended December 31, 1998 and 1997                  F-4

   Consolidated Statements of Cash Flows for the
   years ended December 31, 1998 and 1997                          F-5

   Notes to Consolidated Financial Statements                      F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To InMedica Development Corporation:

We have audited the accompanying consolidated balance sheet of InMedica Development Corporation (a Utah corporation) and subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of InMedica Development Corporation and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company generated net losses of $241,188 and $153,609 during 1998 and 1997, respectively, and there can be no assurance of profitability in the future. The Company's sole source of revenue is a royalty arrangement and the Company has been notified that the royalties are expected to terminate in 1999. As of December 31, 1998, the Company had an accumulated deficit of $7,080,726, a total stockholders' deficit of $122,123 and negative working capital of $125,890. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are discussed in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


ARTHUR ANDERSEN LLP

Salt Lake City, Utah
March 25, 1999

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1998

                                                    ASSETS
                                                    ------
 CURRENT ASSETS:
    Cash                                                                           $    38,565
    Royalties receivable                                                                45,920
    Prepaid expenses and other                                                          16,787
                                                                                   -----------
                 Total current assets                                                  101,272

 EQUIPMENT AND FURNITURE, at cost, less accumulated
   depreciation of $251,418                                                              1,571

 OTHER ASSETS                                                                            2,196
                                                                                   -----------
                 Total assets                                                      $   105,039
                                                                                   ===========

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT
                                       -------------------------------------
CURRENT LIABILITIES:
   Note payable to related party                                                   $   145,000
   Consulting fees payable to related party                                             51,996
   Accrued payroll                                                                       1,068
   Accounts payable                                                                     29,098
                                                                                   -----------
                Total current liabilities                                              227,162
                                                                                   -----------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 6)

STOCKHOLDERS' DEFICIT:
   Preferred stock,  10,000,000 shares authorized;  Series A preferred stock, 8%
     cumulative and convertible,  $4.50 par value,  1,000,000 shares designated,
     25,356 shares outstanding
     (aggregate liquidation preference of $114,102)                                    114,102
   Common stock, $.001 par value; 20,000,000 shares authorized,
     8,660,899 shares outstanding                                                        8,661
   Additional paid-in capital                                                        6,835,840
   Accumulated deficit                                                              (7,080,726)
                                                                                   -----------

                Total stockholders' deficit                                           (122,123)
                                                                                   -----------

                Total liabilities and stockholders' deficit                        $   105,039
                                                                                   ===========


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                       1998             1997
                                                   -----------      ------------
ROYALTY REVENUES                                   $   247,400      $   420,960
                                                   -----------      -----------
OPERATING EXPENSES:
   General and administrative                          251,737          381,183
   Research and development                            224,618          165,803
                                                   -----------      -----------
                Total operating expenses               476,355          546,986
                                                   -----------      -----------
LOSS FROM OPERATIONS                                  (228,955)        (126,026)
                                                   -----------      -----------
OTHER INCOME (EXPENSE):
   Interest, net                                       (11,594)         (28,768)
   Other                                                  (639)           1,185
                                                   -----------      -----------
                Total other expense, net               (12,233)         (27,583)
                                                   -----------      -----------
NET LOSS                                              (241,188)        (153,609)

PREFERRED STOCK DIVIDENDS                               (9,128)          (9,128)
                                                   -----------      -----------
NET LOSS APPLICABLE TO
   COMMON STOCKHOLDERS                             $  (250,316)     $  (162,737)
                                                   ===========      ===========

NET LOSS PER COMMON SHARE                          $      (.03)     $      (.02)
   (BASIC AND DILUTED)                             ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING (BASIC AND DILUTED)                   8,599,350        8,164,527
                                                   ===========      ===========


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                            INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                            Series A
                                         Preferred Stock               Common Stock        Additional                         Total
                                   ---------------------------   ------------------------    Paid-in      Accumulated  Stockholders'
                                      Shares        Amount         Shares        Amount      Capital        Deficit          Deficit
                                   -------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996              25,356   $   114,102     7,999,232   $     7,999   $ 6,482,369   $(6,667,673)   $   (63,203)

   Common stock options exercised         --            --         551,667           552       146,318          --          146,870

   Common stock options granted for
     services rendered                    --            --            --            --         103,400          --          103,400

   Preferred stock dividends              --            --            --            --            --          (9,128)        (9,128)

   Net loss                               --            --            --            --            --        (153,609)      (153,609)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, December 31, 1997              25,356       114,102     8,550,899         8,551     6,732,087    (6,830,410)        24,330

   Common stock issued for
     services rendered                    --            --         110,000           110        48,171          --           48,281

   Common stock options granted for
     services rendered                    --            --            --            --          55,582          --           55,582

   Preferred stock dividends              --            --            --            --            --          (9,128)        (9,128)

   Net loss                               --            --            --            --            --        (241,188)      (241,188)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, December 31, 1998              25,356   $   114,102     8,660,899   $     8,661   $ 6,835,840   $(7,080,726)   $  (122,123)
                                   ===========   ===========   ===========   ===========   ===========   ===========    ===========


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                          Increase (Decrease) in Cash
                                                                                 1998         1997
                                                                              -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $(241,188)   $(153,609)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities-
       Depreciation and amortization                                                864        1,494
       Expense related to stock options issued as compensation for services
         rendered                                                                55,582         --
       Expense related to common stock issued as compensation for services
         rendered                                                                48,281      103,400
       Gain on sale of equipment and furniture                                     --           (700)
       Change in assets and liabilities-
         Decrease in royalties receivable                                        21,280      142,080
         Decrease in prepaid expenses and other                                   1,676        3,877
         Increase in accounts payable                                            28,067        1,031
         Decrease in accrued payroll                                             (5,876)      (2,294)
         Decrease in accrued interest                                            (4,752)      (3,843)
         Increase (decrease) in consulting fees payable
            to related party                                                     30,330      (17,335)
                                                                              -----------------------

                Net cash (used in) provided by operating activities             (65,736)      74,101
                                                                              -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment and furniture                                   --          1,500
                                                                              -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                          --        146,870
   Principal payments on note payable to related party                          (25,000)    (185,000)
   Principal payments on notes payable                                             --        (67,500)
   Preferred stock dividends                                                     (9,128)      (9,128)
                                                                              -----------------------

                Net cash used in financing activities                           (34,128)    (114,758)
                                                                              -----------------------


          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                           Increase (Decrease) in Cash


                                                       1998         1997
                                                    -----------------------

NET DECREASE IN CASH                                $ (99,864)   $ (39,157)

CASH AT BEGINNING OF THE YEAR                         138,429      177,586
                                                    -----------------------

CASH AT END OF THE YEAR                             $  38,565    $ 138,429
                                                    =======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the year for interest           $  17,657    $  32,611

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

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

InMedica Development Corporation ("InMedica") and its wholly owned subsidiary, MicroCor, Inc. ("MicroCor") (collectively, the "Company") historically have engaged in the research, development and sale of medical technology and fund raising to support such activity. During the years 1986 and 1987, MicroCor developed and marketed a portable electrocardiograph ("ECG") monitor and manufactured and sold about 450 units. In July 1989, MicroCor signed a research and development contract with a predecessor of Johnson and Johnson Medical, Inc. ("Johnson and Johnson"), for further development of the ECG technology. As a result of the agreement, Johnson and Johnson now manufactures and markets a product line under the name of Dinamap Plus(TM) which incorporates the Company's ECG technology. Royalties received from Johnson and Johnson are presently the Company's sole source of revenue.

Since 1989, the Company has engaged in research and development of a device to measure hematocrit non-invasively (the "Non-Invasive Hematocrit Technology"). During 1996, the Company was issued patent No. 5526808 related to certain aspects of its Non-Invasive Hematocrit Technology. Additionally, a patent application was allowed in November 1996 related to this technology. Hematocrit is the percentage of red blood cells in a given volume of blood. At the present time, the test for hematocrit is performed invasively by drawing blood from the patient and testing the blood sample in the laboratory. Commercialization of the Non-Invasive Hematocrit Technology is dependent upon favorable testing, Food and Drug Administration approval, financing of further research and development and, if warranted, financing of manufacturing and marketing activities. The Company has been advised that the royalties from Johnson and Johnson are expected to terminate in 1999. The Company generated net losses of $241,188 and $153,609 during 1998 and 1997, respectively, and there can be no assurance of profitability in the future. As of December 31, 1998, the Company had an accumulated deficit of $7,080,726, a total stockholders' deficit of $122,123 and negative working capital of $125,890. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve a viable operating plan and to obtain additional debt or equity financing.

Management's operating plan includes continuing to search for financing alternatives, including the formation of strategic alliances or partnerships to continue research and, if warranted, the manufacture and sale of products developed from the Non-Invasive Hematocrit Technology. However, at present, the Company has no commitments related to these matters.

Principles of Consolidation

The  consolidated  financial  statements  include the  accounts of InMedica  and
MicroCor.   All  material  intercompany  accounts  and  transactions  have  been eliminated.

Revenue Recognition

Royalty revenues are recognized as sales information is received from Johnson and Johnson and cash receipts are assured.

Equipment and Furniture

Equipment and furniture are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The asset cost and accumulated depreciation for property retirements and disposals are eliminated from the respective accounts, and any gain or loss is included in the determination of net loss. The costs of major additions and improvements are capitalized while the cost of maintenance and repairs are charged to expense as incurred.

Equipment and furniture consisted of the following at December 31, 1998.


         Equipment                                 $       242,260
         Furniture                                          10,729
                                                 ---------------------

                                                           252,989
         Less accumulated depreciation                    (251,418)
                                                 =====================

                                                   $         1,571
                                                 =====================

Depreciation has been computed using the straight-line method over the three to five year useful lives of the related assets.

Included  in  equipment  and  furniture  is  approximately   $248,700  of  fully
depreciated equipment and furniture.

Net Loss Per Common Share

The net loss per common share computation is based on the weighted average number of shares of common stock outstanding during each year. Preferred stock dividends are deducted from net loss in calculating net loss per common share.

Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share.

At  December  31,  1998 and 1997,  there were  outstanding  options to  purchase
849,000 and 862,500 shares of common stock, respectively, which were not included in the computation of Diluted EPS because they would be anti dilutive.

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

2. INCOME TAXES

As of December 31, 1998, deferred income tax assets consisted of the following:


       Net operating loss carryforwards                   $   1,014,236
       Future deductible temporary differences
          related to compensation, reserves and
          accruals                                              186,830

       Less:  valuation allowance                            (1,201,866)
                                                     ---------------------

       Net deferred income tax asset                      $          -
                                                     =====================

At  December  31,  1998,  the  Company  has   consolidated  net  operating  loss
carryforwards ("NOLs") for federal income tax purposes of approximately $2,574,700. These NOLs expire at various dates through December 31, 2013. An NOL generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains other provisions which could reduce or limit the availability and utilization of NOLs. For example, limitations are imposed on the utilization of NOLs if certain ownership changes have taken place or will take place. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax asset will not be realized. Due to the uncertainty with respect to ultimate realization, the Company established a valuation allowance for the entire deferred income tax asset.

3. COMMON STOCK TRANSACTIONS

During 1998, the Company authorized the issuance of 110,000 shares of restricted common stock to consultants and to one employee for research and development services. As of December 31, 1998, 45,000 of these shares were issued and the Company is obligated to issue the remaining 65,000 shares. As a result, the 65,000 shares have been reflected as outstanding in the 1998 financial statements even though they will not be physically issued until 1999. During 1998, the Company recognized $48,281 in expense, which represented the market price of the stock at the dates of approval.

4. STOCK OPTIONS

With respect to employees and directors, the Company accounts for its stock incentive plan, formula stock option plan and certain options granted outside the plans under APB Opinion No. 25. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's pro forma net loss and Basic and Diluted EPS would have been as follows:

                                                   1998              1997
                                             ----------------- -----------------

      Net loss applicable to common
       stock:
             As reported                       $   (250,316)     $   (162,737)
             Pro forma                             (250,316)         (183,362)

      Basic and Diluted EPS:
             As reported                       $      (.03)       $      (.02)
             Pro forma                                (.03)              (.02)


The Company did not grant options to employees during 1998. However, for the options granted in 1997, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997: risk-free interest rate of
6.04 percent; no expected dividend yield; expected life of 3 years; expected volatility of 111 percent.

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

The following table presents the aggregate options granted and exercised under the Stock Incentive Plan during the years ended December 31, 1998 and 1997.

                                                                      1998                             1997
                                                         -------------------------------- -------------------------------
                                                                             Wtd. Avg.                        Wtd. Avg.
                                                                             Exercise                         Exercise
                                                             Shares           Prices                Shares     Prices
                                                         ---------------- --------------- --------------- ---------------
Shares under option, beginning of year, at prices
   ranging from $.08 to $1.00 per share                         31,500         $.60             152,445       $ .26

Options granted at a price of $.60 per share                      --                             31,500         .60

Options exercised at prices ranging from $.08 to $.15
   per share                                                      --                           (101,667)        .12

Options forfeited at prices ranging from $.15 to $.60
   per share                                                      --                            (50,778)        .55
                                                         ----------------                 ---------------

Shares under option, end of year at
   $.60 per share                                               31,500         $.60              31,500       $ .60
                                                         ================                 ===============

All of the 31,500 options outstanding and exercisable at December 31, 1998 have exercise prices at $.60 and a remaining contractual life of 3.5 years.

At December 31, 1998, options for the purchase of 980,769 shares were available for granting under the Stock Incentive Plan.

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

There were no options granted or exercised under the Formula Plan during the years ended December 31, 1998 and 1997. At December 31, 1998, there were no shares under option under the Formula Plan and options for the purchase of 95,500 shares were available for granting.

Other Stock Options

During 1995, the Company granted nonqualified options for the purchase of 1,050,000 shares of common stock at prices ranging from $.30 to $.39 with a weighted average exercise price of $.32. The options were granted to officers, directors, employees and consultants to the Company. A total of 500,000 of these nonqualified options were issued to the Company's president and chief executive officer in consideration of collateral provided by him with respect to a Company bank loan described in Note 6. All options granted during 1995 vested immediately upon granting and are exercisable through 2005. During 1996, these option grants were reduced to 788,500 by resolution of the board of directors of the Company. During 1997, 450,000 options were exercised at $.30 per share and the Company received $135,000. As of December 31, 1998, 338,500 options were outstanding and exercisable with exercise prices ranging from $.30 to $.39, with a weighted average exercise price of $.33 and a weighted average remaining contractual life of 7.8 years.

During 1996, the Company granted nonqualified options for the purchase of 338,500 shares of common stock at prices ranging from $1.16 to $1.22 per share with a weighted average exercise price of $1.17. The options were granted to consultants to the Company. A total of 38,500 of these nonqualified options vested immediately upon granting and are exercisable through 2006. A total of 300,000 of these nonqualified options were issued in consideration for engineering work related to the Company's Non-Invasive Hematocrit Technology. A total of 175,000 of the 300,000 options are vested as of December 31, 1998. Effective June 2, 1998, the agreement with the consultant was terminated and all remaining unvested options were cancelled. Total compensation expense recorded over the vesting period of two years was $222,275. The weighted average remaining contractual life of these options is 4.2 years.

During 1997, the Company granted nonqualified options to consultants and one employee for the purchase of a total of 154,000 shares of common stock with an exercise price of $.73. A total of 100,000 of the 154,000 options vested immediately upon granting. The remaining 54,000 options become exercisable for a period of three years from the completion date (not later than December 31, 1998) of satisfactory clinical trials related to the Company's Non-Invasive Hematocrit Technology. As of December 31, 1998, successful clinical trials were not completed, therefore these options did not vest. During 1997, the Company recorded $14,400 in expense related to the options issued to consultants. The options expire in August 2000.

During 1998, the Company issued nonqualified options to a consultant for the purchase of a total of 12,500 shares of common stock with an exercise price of $.73 per share. These options vested in April 1998 and are exercisable through 2000. The Company recorded $5,375 in expense related to these options.

During 1998, the Company entered into an agreement whereby an existing option holder agreed to transfer 37,500 options to another consultant. The options are exercisable through 2000 with an exercise price of $1.22 per share. The Company recorded $13,125 in expense related to these options.

5. Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. The Company's board of directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock ("Series A Preferred") with a par value of $4.50 per share. Holders of the Series A Preferred receive annual cumulative dividends of eight percent, payable quarterly, which dividends are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid. Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends. Series A Preferred stockholders have the right to convert each share of Series A Preferred to the Company's common stock at $3.00 per common share.

6. NOTE PAYABLE TO RELATED PARTY

During 1997, the Company's president paid a $355,000 note payable owed by the Company to a bank (on which the president was the co-obligor) and the Company entered into a line of credit loan agreement (the "Agreement") with the president, and borrowed an initial amount thereunder of $355,000. The Agreement provides for the Company to borrow up to a maximum amount of $450,000. Borrowings under the Agreement carry terms that are not less favorable than the terms of a loan that the president has with a bank which loan was used by the president to fund the advance under the Agreement to the Company. As of December 31, 1998, outstanding principal under the Agreement was $145,000. All outstanding borrowings accrue interest at a bank's prime rate (7.75 percent at December 31, 1998) plus .25 percent. The Company is required to make minimum principal payments of $12,500. The Agreement is secured by the Company's royalty stream from the Johnson and Johnson agreement (see Note 1).

7. RELATED-PARTY TRANSACTIONS

During 1998 and 1997, the Company incurred interest expense of $12,905 and $11,011, respectively, on the related-party note payable described in Note 6.

The Company has a consulting arrangement with an entity owned by the Company's president whereby the Company was to pay $4,333 per month during 1998. The arrangement can be terminated by either party at any time. As of December 31, 1998, $51,996 was owed under the arrangement.

Item 8.  Disagreements With Accountants on Accounting and Financial Disclosures.
         -----------------------------------------------------------------------

There have been no changes in or disagreements with accountants on accounting and financial disclosures, as provided in Regulation S-B, Item 304.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         -----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Directors and Executive Officers of InMedica. The following table furnishes information concerning the executive officers and directors of InMedica and their business backgrounds for at least the last five years.

     Name                    Age              Director Since
     ----                    ---              --------------

     Larry E. Clark           77                   1995

     John R. Merendino        60                   1995

     David L. Dingman         62                   1995

     Richard Bruggeman        43                   1995

     LARRY E. CLARK - Chairman, Principal Executive Officer and Director of InMedica. Mr. Clark was president of Clark-Knoll & Associates, Inc., a Denver, Colorado management consulting firm specializing in mergers and acquisitions from 1963 to 1969. He served as president of Petro-Silver, Inc., a small public company based in Salt Lake City, Utah, which engaged in the oil and gas business from 1970 to 1975. From 1975 to 1981 Mr. Clark was president of Larry Clark & Associates, a private company which engaged in a corporate mergers and acquisitions business. In 1981, Mr. Clark formed Hingeline-Overthrust Oil & Gas, Inc., a Utah public company, which merged with Whiting Petroleum Corporation of Denver, Colorado in December 1983. Mr. Clark served as a director of Whiting Petroleum from 1983 until 1992 when Whiting Petroleum merged with IES Industries and Mr. Clark returned to full time employment as president of Larry Clark & Associates. Mr. Clark graduated from the U.S. Merchant Marine Academy with a BS degree in Naval Science in 1943 and received a degree in Business Administration from the University of Wyoming in 1948.

     JOHN R. MERENDINO, M.D. - Director. Dr. Merendino obtained a D.A. in chemistry from Lafayette College, Pennsylvania in 1960 and an M.D. degree from

New Jersey College of Medicine and Dentistry in 1964. He completed his internship and residency at Monmouth Medical Center in New Jersey. From 1976 to 1984 he was an Associate Clinical Professor at the University of Utah School of Medicine. He also served as a member of the residency committee of the University of Utah School of Medicine from 1978 to 1984. He was Chairman of the Division of Orthopedics at Holy Cross Hospital, Salt Lake City, Utah from 1977 to 1984 and Chairman (or Chairman elect) of the Department of Surgery, Holy Cross Hospital. Since 1984, he has been engaged in private practice in Orthopedics and Sports Medicine. He also acts as an independent consultant to the Honolulu Athletic Club, Alta View Sports Medicine Clinic and Diversified Tech Inc. He is a Director of the Snowbird Clinic, physician to the U.S. Ski Team and a member of the Board of Advisors to Nautilus Physical Fitness Centers. He previously served as the Team Physician to the Salt Lake Golden Eagles and the Salt Lake Gulls, professional sports teams.

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

     ROBERT GAIL BILLINGS - Dr. Billings, age 63, has been employed by or consulted with the Company since May 1997, in research and development on its hematocrit project. From 1992 until 1997, Dr. Billings was employed as Vice President for Research and Development of Utah Medical Products, Inc., a Salt Lake City based publicly held company specializing in medical technology. Prior to that time, he was employed as an engineer for Utah Medical in research and development. From 1976 until 1990, he was Vice President of Research and

Development for Tenet Information Services of Salt Lake City, which was engaged in the development of computer systems and software for pulmonary function test analysis. During the period 1971-1976, he conducted medical research for Primary Children's Medical Center, Salt Lake City, Utah as a graduate student and later as a post-doctoral fellow. Prior to that time he was employed for 15 years in the aerospace industry. He holds a BS in Electrical Engineering from the University of Utah (1956), an MS in Electrical Engineering from Utah State University (1965) and a PhD in Biophysics from the University of Utah (1975).

     Each director serves until the next annual meeting of shareholders or until a successor is elected and qualified. Officers serve at the pleasure of the board of directors.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and greater than ten percent shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of any such reports furnished to the Company, during the fiscal year ended December 31, 1998 all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with.


Item 10. Executive Compensation.
         ----------------------

     Executive Compensation. No executive officer of the Company has received compensation during the three fiscal years ended December 31, 1998, except as disclosed in the table below:

                                                             Annual Compensation
                                                                 Long Term
                                                             Compensation Awards
Name                       Year     Salary     Bonus    Common Stock underlying Options     Other
                           ----    --------    -----    -------------------------------     -----
Larry E. Clark    (CEO)    1998    $   -         -                  -                      $51,996*
Larry E. Clark    (CEO)    1997    $   -         -                  -                      $51,996**
Larry E. Clark    (CEO)    1996    $39,000       -                  -                         -

* -  consulting  fees  accrued  for payment to a  corporation  owned by Larry E.
Clark.
** - includes consulting fees paid ($30,331) and consulting fees accrued ($21,665) for payment to a corporation owned by Larry E. Clark.

     Director Compensation. Directors may be compensated at the rate of $100 for attendance at each board meeting, but did not receive compensation for meetings in 1998 and 1997.

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

     The following tables show certain information regarding stock options granted to and exercised by officers named in the executive compensation table:


                     OPTIONS GRANTED IN THE LAST FISCAL YEAR

                                      % of Total
                                      Options
                                      Granted to    Exercise
                        Options       Employees in  Price        Expiration
       Name             Granted       FY 1997       ($/Share)    Date
       ----             -------       ------------  ---------    -----------

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

      None

     The Company presently has no plan for the payment of any annuity or pension retirement benefits to any of its officers or directors, and no other remuneration payments, contingent or otherwise, are proposed to be paid in the future to any officer or director, directly or indirectly.

Item 11. Security  Ownership of Certain  Beneficial  Owners and Management.  The
         -----------------------------------------------------------------
following table furnishes information concerning the common stock ownership of directors, officers, and principal shareholders as of March 15, 1999:

                            Nature of       Number of
   Name and Position        Ownership      Shares Owned   Percent
   -----------------        ---------      ------------   -------

   Larry E. Clark            Direct          1,553,000     17.9%

   Allan L. Kaminsky         Direct            798,875      9.2%
   4602 S. Fortuna Way
   S.L.C., Utah 84124
   Principal Shareholder

   Paul J. Diehl             Direct            719,230 2    8.3%
   2963 E. Fallentine Rd.    and Indirect
   Sandy, Utah   84092
   Principal Shareholder

   J. Lynn Smith             Direct            452,048 3    5.2%
   5770 S. 250 East #115     and Indirect
   Murray, Utah 84107-8100
   Principal Shareholder

   John R. Merendino         Options            75,000      0.9%
   Director

   David L. Dingman          Options            75,000      0.9%
   Director

   Richard Bruggeman         Direct             174,387 4   2.0%
   Director, Chief           and Indirect
   Financial Officer         Options           106,500      1.2%
                                               -------
                             Total             280,887      3.2%
                                               =======
   All Executive Officers    Direct          1,727,387     19.9%
   and Directors as a        and Indirect
   group (4 persons)         Options           256,500      2.9%
                                             ---------
                             Total           1,992,887     22.5%
                                             =========
----------------

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



Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

     The Company owes $145,000 to its Chief Executive Officer, Larry E. Clark ,for loans made by Mr. Clark in prior years. The Company pays interest at the prime rate plus .25%. During 1998, interest payments to Mr. Clark totalled $12,905. Repayment of the loan is secured by an assignment of the royalty contract with Johnson & Johnson Medical, Inc.


Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

(a) Exhibits
    --------

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

              (10) Hematocrit Development and Option Agreement between InMedica Development Corporation and Medical Physics, dated August 29, 1997 incorporated by reference to Exhibits of Form 10QSB for the Quarter ended September 30, 1997.

              (10) First Amendment to the Hematocrit Development and Option Agreement between InMedica Development Corporation and Medical Physics, dated March 1, 1998.

              (10) Agreement among InMedica Development Corporation, David Wheeler, Nevada Cancer Center and Chris Bringhurst dated April 16, 1998, incorporated by reference to Exhibits of Form 10QSB for the Quarter ended March 31, 1998.

              (11) Statement regarding Computation of Per Share Loss (see Consolidated Statements of Operations for the years ended December 31, 1997 and 1996

              (21) Subsidiaries of the Company (MicroCor, Inc., a Utah corporation)

              (27)     Financial Data Schedule


(b) No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INMEDICA DEVELOPMENT CORPORATION



                                   By /s/ Larry E. Clark
                                      -------------------------
                                      LARRY E. CLARK, President



                                      /s/ Larry E. Clark
                                      -----------------------
Date: March 26,1999                   RICHARD BRUGGEMAN,
      -------------                   Chief Financial Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                      /s/ Larry E. Clark
                                      -----------------------
 March 26 , 1999                      LARRY E. CLARK
----------                            Director
                                      President and Principal
                                       Executive Officer



                                      /s/ John R. Merendino
                                      -----------------------
 March 24 , 1999                      JOHN R. MERENDINO
----------                            Director



                                      /s/ Richard Bruggeman
                                      -----------------------
 March 26 , 1999                      RICHARD BRUGGEMAN
----------                            Director and Principal
                                       Financial Officer


                                      /s/ David L. Dingman
                                      -----------------------
 March 26 , 1999                      DAVID L. DINGMAN
----------                            Director

                                    EXHIBITS


Exhibits filed with the Form 10-KSB of InMedica Development Corporation, SEC File No. 0-12968, for the year ended 12/31/98:


Exhibit No.      SB Item No.       Description
--------------------------------------------------------------------------------
   1                (27)           Financial Data Schedule