Form 10QSB
period 1999-03-31
INMEDICA DEVELOPMENT CORP
filed 1999-05-13
CIK 726037

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

                  For the Quarterly Period Ended March 31, 1999
                  ---------------------------------------------


                           Commission File No. 0-12968
                           ---------------------------


                        INMEDICA DEVELOPMENT CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)
        -----------------------------------------------------------------



            Utah                                     87-0397815
-------------------------------            --------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
 incorporation of organization)                        Number)

                               825 North 300 West
                           Salt Lake City, Utah 84103
                    (Address of principal executive offices)

                         Registrant's telephone number:
                         ------------------------------
                                 (801) 521-9300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]


The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of May 1, 1999 was 8,660,899 shares.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements


                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS


                                               March 31,
                                             -----------
                                                 1999
                                             (Unaudited)

        CURRENT ASSETS:
           Cash                             $   28,065
           Prepaid expenses                     12,037
                                            -----------

                Total current assets            40,102

        EQUIPMENT AND FURNITURE,
          at cost, less accumulated
          depreciation of $251,635               1,354

        OTHER ASSETS                             2,196
                                            -----------


                Total assets                $   43,652
                                            ===========


            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                              March 31,
                                             -----------
                                                 1999
                                             (Unaudited)

        CURRENT LIABILITIES:
           Consulting fee payable to
              related party                 $   64,995
           Note payable to
              related party                    145,000
           Accounts payable                         87
           Accrued payroll                         792
                                            ----------


                Total current liabilities      210,874
                                            ----------


        STOCKHOLDERS' DEFICIT:
           Common stock, $.001 par value;
            20,000,000 shares authorized,
            8,660,899 issued and outstanding     8,661

           Preferred stock,  10,000,000
            shares  authorized;  Series A
            preferred stock, cumulative
            and convertible, $4.50 par
            value, 1,000,000 shares
            designated, 25,356 shares
            issued and outstanding             114,102
           Additional paid-in capital        6,835,840
           Accumulated deficit              (7,125,825)
                                            ----------

                Total stockholders'
                 deficit                      (167,222)
                                            ----------
                Total liabilities and
                 stockholders' deficit      $   43,652
                                            ==========


            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 For the Three
                                                 Months Ended
                                                   March 31,
                                            ---------------------
                                              1999          1998
                                            -------       -------
                                                 (Unaudited)



          TOTAL OPERATING REVENUES         $     -0-         -0-
                                           ----------    ----------

          OPERATING EXPENSES:
            General and
             administrative                   37,789       70,964
            Research and
             development                       2,002       66,358
                                           ----------    ----------
              Total operating expenses        39,791      137,322
                                           ----------    ----------

          LOSS FROM OPERATIONS               (39,791)    (137,322)
                                           ----------    ----------

          OTHER INCOME (EXPENSE):
            Miscellaneous income                 146          595
            Interest expense                  (3,172)      (3,214)
                                           ----------    ----------

             Total other expense              (3,026)      (2,619)
                                           ----------    ----0-----

          NET LOSS                           (42,817)    (139,941)

          PREFERRED STOCK DIVIDEND            (2,282)      (2,282)
                                           ----------    ----------

          NET LOSS APPLICABLE TO
           COMMON SHARES                   $ (45,099)  $ (142,223)
                                           ----------    ----------
          Net loss per common share
            (basic and diluted)            $    (.01)  $     (.02)
                                           ----------    ----------
          Weighted average number
            of common shares outstanding   8,660,899    8,550,899
                                           ==========   =========

            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                       For the Three
                                                       Months Ended
                                                         March 31,
                                                    ------------------
                                                     1999        1998
                                                    ------      ------
                                                        (Unaudited)

     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                  $ (42,817) $(139,941)
       Adjustments to reconcile net
         loss to net cash used in
         operating activities-
           Depreciation                                217        216
           Expense related to stock options
             issued as compensation for
             services                                  -       22,250
           Change in assets and liabilities-
             Decrease in royalties receivable       45,920     67,200
             Decrease in prepaid
               expenses                              4,750      5,000
             Increase in consulting fee payable
               to related party                     12,999     12,999
             Decrease (increase)in accounts
               payable                             (29,011)     6,495
             Decrease in accrued payroll              (276)    (6,152)
             Decrease in interest payable              -       (1,538)
             Decrease in related-party
               payable                                 -      (25,000)
                                                  ---------   --------

               Net cash used in
                  operating activities              (8,218)   (58,471)
                                                  ---------   --------


            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                           INCREASE (DECREASE) IN CASH

                                                       For the Three
                                                       Months Ended
                                                         March 31,
                                                 ----------------------
                                                   1999          1998
                                                  ------        ------
                                                       (Unaudited)

   CASH FLOWS FROM FINANCING ACTIVITIES:

     Preferred stock dividends paid            $  (2,282)    $ (2,282)
                                                 --------      -------
     Net cash used in financing activities        (2,282)      (2,282)
                                                 --------      -------


   NET DECREASE IN CASH                          (10,500)     (60,753)

   CASH AT BEGINNING OF PERIOD                    38,565      138,429
                                                 --------      -------

   CASH AT END OF PERIOD                        $ 28,065     $ 77,676
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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1998.

Royalties received from the Johnson and Johnson agreement are presently the Company's sole source of revenue and the royalty is expected to terminate during 1999. The Company generated a net loss from operations of $39,791 during the period ended March 31, 1999 and as of March 31, 1999, the Company had an accumulated deficit of $7,125,825 and negative working capital of $170,772. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve a viable operating plan. The Company has presently scheduled several demonstrations of its technology to potential strategic partners, although it has no commitments to partner in the development of the technology.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     For the years ended December 31, 1998 and 1997, liquidity was generated from royalty income received from Johnson and Johnson Medical, Inc. ("JJMI"). This income is expected to terminate during 1999. InMedica continues to look for other funding sources but as of the date of this filing, it has no commitments. For the three months ended March 31, 1999, no operating revenues were recognized. The Company's revenue recognition policy requires sales information upon which the royalties are calculated to have been received from JJMI and that cash receipts are assured prior to recording revenue.

     The royalty agreement with JJMI has been pledged to secure repayment of the $145,000 related party note payable. Funds expended to develop other potential assets of the Company such as a hematocrit device have been expensed as incurred as research and development. The ability of the Company to use the hematocrit device as a means of securing funding for the Company is totally dependent upon the success of further research and development efforts in producing a viable device suitable for commercialization.

Results of Operations

     InMedica has a stockholders' deficit of $ 167,222 and an accumulated deficit of $7,125,825 as of March 31, 1999. In order for InMedica to continue research and development activities, it will require additional financing, for which it has no commitments. See Liquidity and Capital Resources for an explanation of why no revenues were recognized in the first quarter of 1999.

     The loss from operations of $39,791 for the quarter ended March 31, 1999 compared to $137,322 for the quarter ended March 31, 1998 resulted from general and administrative expenses ($37,789) and research and development expenses ($2,002) being incurred while at the same time there were no revenues. Research and development expense was minimal as the decline in royalty income limited available cash during the quarter. General and administrative expense decreased by 47% compared to the same period o the prior year, which had included $22,250 of expense related to stock options issued as non-cash compensation.

     The Company does not expect that its own operations will be directly affected by the Year 2000 computer issue ("Y2K"), however the Company is unable to forecast any indirect adverse effect of computer or other device malfunction related to Y2K on the medical technology industry and the business of potential strategic partners. The Company has contacted JJMI and Medical Physics and has been assured that they are acting responsibly to avoid any adverse impact on their ability to conduct their operations due to the Y2K issue.

     PART II - OTHER INFORMATION
     ---------------------------

Item 1.      Legal Proceedings:
             None

Item 2.      Changes in Securities:
             None

Item 3.      Defaults Upon Senior Securities:
             None

Item 4.      Submission of Matters to a Vote of Security Holders:
             None

Item 5.      Other Information: None

Item 6.      Exhibits and Reports on Form 8-K:

             Exhibits:    1  Financial Data Schedule


             Form 8-K:  None

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INMEDICA DEVELOPMENT CORPORATION


Dated: May  13, 1999
                                By /s/Larry E. Clark
                                  -----------------------------
                                  Larry E. Clark, CEO



                                By /s/Richard Bruggeman
                                  -----------------------------
                                  Richard Bruggeman, Treasurer

                                    EXHIBITS


Exhibits filed with the Form 10-QSB of InMedica Development Corporation, SEC File No. 0-12968:


Exhibit No.      SB Item No.       Description
----------------------------------------------

   1              (27)          Financial Data Schedule