Form 10QSB
period 1999-06-30
INMEDICA DEVELOPMENT CORP
filed 1999-08-16
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                  Form 10 - QSB


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999


                           Commission File No. 0-12968


                        INMEDICA DEVELOPMENT CORPORATION
        -----------------------------------------------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of August 1, 1999 was 8,660,899 shares.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements


                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                     ------


                                                     As of
                                                 June 30,1999
                                                  (Unaudited)
                                                  -----------
CURRENT ASSETS:
   Cash                                          $     10,809
   Prepaid expenses                                     7,287
                                                  -----------

        Total current assets                           18,096

EQUIPMENT AND FURNITURE,
   at cost, less accumulated
   depreciation of $251,851                             1,138





OTHER ASSETS                                            2,196


        Total assets                             $     21,430
                                                 ============


           See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED BALANCE SHEET(CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

                                                                As of
                                                           June 30, 1999
                                                             (Unaudited)
                                                             -----------
CURRENT LIABILITIES:
   Notes payable to related parties                          $   156,250
   Consulting fee payable to
    related party                                                 81,994
   Accrued payroll                                                   792


        Total current liabilities                                239,036


STOCKHOLDERS' DEFICIT:
   Common stock, $.001 par value;
    20,000,000 shares authorized,
    8,660,899 shares issued
    and outstanding                                                8,661
   Preferred stock, 10,000,000
    shares authorized; Series A
    preferred stock, cumulative
    and convertible, $4.50 par
    value, 1,000,000 shares
    designated, 25,356 shares
    outstanding                                                  114,102
   Additional paid-in capital                                  6,835,840
   Accumulated deficit                                        (7,176,209)

        Total stockholders'
         deficit                                                (217,606)
                                                             -----------
        Total liabilities and
         stockholders' deficit                               $    21,430
                                                             ===========


           See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For the Three                    For the Six
                                         Months Ended                     Months Ended
                                            June 30,                         June 30,
                                 ----------------------------      ----------------------------
                                     1999             1998             1999             1998
                                 -----------      -----------      -----------      -----------
                                          (Unaudited)                       (Unaudited)

ROYALTY REVENUES                 $    27,520      $    67,360      $    27,520      $    67,360
                                 -----------      -----------      -----------      -----------

OPERATING EXPENSES:
  General and
   administrative                     37,339           46,168           75,128          117,132
  Research and
   development                        38,160           70,784           40,162          137,142
                                 -----------      -----------      -----------      -----------
    Total operating expenses          75,499          116,952          115,290          254,274
                                 -----------      -----------      -----------      -----------


LOSS FROM OPERATIONS                 (47,979)         (49,592)         (87,770)        (186,914)
                                 -----------      -----------      -----------      -----------


OTHER (EXPENSE) INCOME:
  Miscellaneous income                 3,294             --              3,294             --
  Interest income                         68              388              214              983
  Interest expense                    (3,485)          (3,207)          (6,657)          (6,421)
  Total other expense, net              (123)          (2,819)          (3,149)          (5,438)
                                 -----------      -----------      -----------      -----------


NET LOSS                             (48,102)         (52,411)         (90,919)        (192,352)
 PREFERRED STOCK DIVIDENDS            (2,282)          (2,281)          (4,564)          (4,563)
                                 -----------      -----------      -----------      -----------

NET LOSS APPLICABLE
  TO COMMON SHARES               $   (50,384)     $   (54,692)     $   (95,483)     $  (196,915)
                                 ===========      ===========      ===========      ===========
NET LOSS PER COMMON SHARE
  (BASIC AND DILUTED)            $      (.01)     $      (.01)     $      (.01)     $      (.02)
                                 ===========      ===========      ===========      ===========
 WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                      8,660,899        8,550,899        8,660,899        8,550,899
                                 ===========      ===========      ===========      ===========


           See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              For the Six Months Ended
                                                      June 30,
                                              ------------------------
                                                 1999           1998
                                              ---------      ---------
                                             (Unaudited)

                                DECREASE IN CASH
                                ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                      $ (90,919)     $(192,352)
Adjustments to reconcile net
  loss to net cash
  used in operating activities-
    Depreciation                                    433            432
    Expense related to stock options
     issued as compensation for services           --           44,500
    Changes in assets and liabilities-
      Decrease in royalties receivable           45,920         67,200
      Decrease in prepaid expenses                9,500          9,999
      Increase in consulting fees payable
       to related party                          29,998         25,998
      Decrease in accounts payable              (29,098)          (428)
      Decrease in accrued payroll                  (276)        (6,152)
      Decrease in interest payable                 --           (4,752)
      Increase (decrease) in related
       party payable                             11,250        (25,000)
                                              ---------      ---------

        Net cash used in
         operating activities                   (23,192)       (80,555)
                                              ---------      ---------




            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                          For the Six Months Ended
                                                   June 30,
                                          ------------------------
                                             1999           1998
                                          ---------      ---------
                                         (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Preferred stock dividends paid           $  (4,564)     $  (4,563)
       Net cash used in
         financing activities                (4,564)        (4,563)
                                          ---------      ---------



NET DECREASE IN CASH                        (27,756)       (85,118)

CASH AT BEGINNING OF THE PERIOD              38,565        138,429
                                          ---------      ---------

CASH AT END OF THE PERIOD                 $  10,809      $  53,311
                                          =========      =========




           See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1-Basis of Presentation
----------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310b of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated statements include the accounts of InMedica Development Corporation and its wholly owned subsidiary, MicroCor, Inc. ("MicroCor"). All material intercompany accounts and transactions have been eliminated.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1998.

Royalties received from the Johnson and Johnson agreement are presently the Company's sole source of revenue and the royalty is expected to terminate during 1999. The Company generated a net loss from operations of $48,102 during the three-month period ended June 30, 1999 and as of June 30, 1999, the Company had an accumulated deficit of $7,176,209 and negative working capital of $217,606. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve a viable operating plan.

Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF
--------------------------------------------------------------------------------
OPERATION
---------

Liquidity and Capital Resources

     For the years ended December 31, 1998 and 1997, liquidity was generated from royalty income received from Johnson and Johnson Medical, Inc. ("JJMI"). This income is expected to terminate during 1999. InMedica continues to look for other funding sources but as of the date of this filing, it has no commitments. During the quarter ended June 30, 1999, the Company borrowed $7,500 from each of two principal shareholders. The debt is being repaid with interest at a rate of 10% in four quarterly installments, with one fourth of the principal amount due at the end of each quarter for one year. The debt was reduced by payments totaling $3,750 prior to the end of the quarter.

     The royalty agreement with JJMI has been pledged to secure repayment of the $145,000 related party note payable. Funds expended to develop other potential assets of the Company such as a hematocrit device have been expensed as incurred as research and development. The ability of the Company to use the hematocrit device as a means of securing funding for the Company is totally dependent upon the success of further research and development efforts in producing a viable device suitable for commercialization. The Company intends to rely upon private sources for loans, if necessary, to meet its obligations as they come due.

Results of Operations

     InMedica has a stockholders' deficit of $217,606 and an accumulated deficit of $7,176,209 as of June 30, 1999. In order for InMedica to continue research and development activities, it will require additional financing, for which it has no commitments.

     The net loss of $48,102 for the three months ended June 30, 1999 was approximately the same as the $52,411 loss for the three months ended June 30, 1998, although revenues declined by approximately $40,000 for the comparable period in 1999. However, both general and administrative expenses and research and development expense decreased by a total of approximately $40,000 during the three months ended June 30, 1999 resulting in approximately the same loss for the comparable periods.

     The Company does not expect that its operations will be directly affected by the Year 2000 computer issue ("Y2K"). However, the Company is unable to forecast any indirect adverse effect of computer or other device malfunction related to Y2K on the medical technology industry and the business of potential strategic partners. The Company has contacted JJMI and Medical Physics and has been assured that they are acting responsibly to avoid any adverse impact on their ability to conduct their operations due to the Y2K issue.




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

                                                INMEDICA DEVELOPMENT CORPORATION


                                                /s/ Larry E. Clark
                                                --------------------------------
                                                By Larry E. Clark, Principal
                                                Executive Officer


Date:  August 13, 1999                          /s/ Richard Bruggeman
----------------------                          --------------------------------
                                                By Richard Bruggeman, Principal
                                                Financial Officer

                                    EXHIBITS
                                    --------


Exhibits filed with the Form 10-QSB of InMedica Development Corporation, SEC File No. 0-12968:


         Exhibit No.      SB Item No.       Description
         -----------      -----------       -----------

            1                (27)          Financial Data Schedule