Form 10QSB
period 1999-09-30
INMEDICA DEVELOPMENT CORP
filed 1999-11-15
CIK 726037

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

                For the Quarterly Period Ended September 30, 1999
                -------------------------------------------------


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

The number of shares outstanding of the Registrant's only class of common stock, par value $.001 per share, as of November 8, 1999 was 8,660,899 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS


                                           As of
                                       September 30,
                                           1999
                                       -------------
                                        (Unaudited)

CURRENT ASSETS:
   Cash                                   $ 6,064
   Prepaid expenses                         2,537
                                          -------

        Total current assets                8,601

EQUIPMENT AND FURNITURE,
   at cost, less accumulated
   depreciation of $252,067                   922


OTHER ASSETS                                2,196
                                          -------

        Total assets                      $11,719
                                          =======

See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                            September 30,
                                                 1999
                                            -------------
                                             (Unaudited)


CURRENT LIABILITIES:
   Note payable to related party            $  156,250
   Consulting fee payable
    to related party                            98,993
   Accrued payroll                                 792
                                            ----------
        Total current liabilities              256,035
                                            ----------

STOCKHOLDERS' DEFICIT:
   Common stock, $.001 par value;
    20,000,000 shares authorized,
    8,660,899 shares outstanding                8,661
   Preferred stock,  10,000,000
    shares  authorized;  Series
    A preferred  stock,
    cumulative and convertible,
    $4.50 par value;  1,000,000
    shares  designated, 25,356
       shares outstanding                     114,102
   Additional paid-in
     capital                                6,835,840
   Accumulated deficit                     (7,202,919)

        Total stockholders'
         deficit                             (244,316)
                                            ----------
        Total liabilities and
         stockholders' deficit              $  11,719
                                            ==========


            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For the Three            For the Nine
                                     Months Ended            Months Ended
                                    September 30,            September 30,
                               ---------------------    ---------------------
                                  1999        1998         1999        1998
                                     (Unaudited)              (Unaudited)
ROYALTY REVENUES               $  16,800   $  99,680    $  44,320  $  167,040
                               ---------   ---------    ---------  ----------

OPERATING EXPENSES:
  General and administrative      28,046      30,502      103,174     147,634
  Research and development        10,689      87,495       50,851     243,137
                               ---------   ---------    ---------   ---------
    Total operating expenses      38,735     117,997      154,025     390,771
                               ---------   ---------    ---------   ---------

LOSS FROM OPERATIONS             (21,935)    (18,317)    (109,705)   (223,731)
                               ----------  ---------     --------   ----------

OTHER (EXPENSE) INCOME:
  Miscellaneous income               746         -          4,040          -
  Interest income                      4         167          218       1,150

                                  (3,242)     (3,242)      (9,899)      9,663)
Interest expense
Total other expense, net          (2,492)     (3,075)      (5,641)     (8,513)
NET LOSS                         (24,427)    (21,392)    (115,346)   (232,244)
PREFERRED STOCK DIVIDENDS         (2,283)     (2,283)      (6,847)     (6,846)
                               ---------   ---------    ---------   ----------

NET LOSS APPLICABLE
  TO  COMMON  SHARES      $      (26,710)  $ (23,675)   $(122,193)  $(239,090)
                               =========   =========    =========   ==========
NET LOSS PER
  COMMON SHARE (BASIC AND
  DILUTED)                     $   (.00)   $    (.00)   $    (.01)  $    (.03)
                               =========   =========    =========   =========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                  8,660,899  8,550,899    8,660,899   8,550,899
                               =========  =========    =========   =========








            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE)IN CASH

                                                     For the  Nine Months Ended
                                                             September 30,
                                                   -----------------------------
                                                        1999              1998
                                                   -------------      ---------
                                                              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                             $(115,346)     $(232,244)
  Adjustments to reconcile net
    loss to net cash provided
    by (used in) operating activities-
      Depreciation                                           649            648
Expense related to stock options
       issued as compensation for services                  --           77,835
      Changes in assets and liabilities -
        Decrease in royalties receivable                  45,920         67,200
Decrease in prepaid expenses                              14,250         14,999
       Increase in consulting fees payable
         to related party                                 46,997         17,332
       (Decrease) increase in
         accounts payable                                (29,098)        19,158
(Decrease) increase in accrued
         payroll                                            (276)        15,848
        Decrease in interest payable                        --           (4,752)
        Increase (decrease) in related
         party payable                                    11,250        (25,000)
                                                       ---------      ---------

       Net cash used in operating
         activities                                      (25,654)       (48,976)
                                                       ---------      ---------





            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                            For the Nine Months Ended
                                                 September 30,
                                       ------------------------------
                                           1999               1998
                                       -----------         ----------
                                                 (Unaudited)


CASH FLOWS FROM FINANCING ACTIVITIES:

  Preferred stock dividends paid        $   (6,847)         $  (6,847)
          Net cash used in financing
            activities                      (6,847)            (6,846)
                                        ----------          ----------

NET DECREASE IN CASH                       (32,501)           (55,822)
CASH AT BEGINNING OF THE PERIOD             38,565            138,429
                                       -----------         ----------

CASH AT END OF THE PERIOD              $     6,064         $   82,607
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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1998.

Royalties received from the Johnson and Johnson Medical, Inc. agreement are the Company's sole source of revenue and the Company has been advised that the royalty is expected to terminate during the current year. The Company generated a net loss of $115,346 during the nine-month period ended September 30, 1999 and as of September 30, 1999, the Company had an accumulated deficit of $7,202,919. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve a viable operating plan.

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

     The royalty agreement with JJMI has been pledged to secure repayment of a $145,000 related party note payable. Funds expended to develop other potential assets of the Company such as a hematocrit device have been expensed as incurred as research and development. The ability of the Company to use the hematocrit device as a means of securing funding for the Company is totally dependent upon the success of further research and development efforts in producing a viable device suitable for commercialization. The Company intends to rely upon private sources for loans, if necessary, to meet its obligations as the come due.

Results of Operations

     InMedica has a stockholders' deficit of $ 244,316 and an accumulated deficit of $7,202,919 as of September 30, 1999. In order for InMedica to continue research and development activities, it will require additional financing, for which it has no commitments.

     The net loss from operations of $109,705 for the nine months ended September 30, 1999 was about half that experienced in the comparable period of the prior year. Comparison of the two periods indicates that revenues declined from $167,040 to $44,320 while total operating expenses declined from $390,771 to 154,025. As revenues have declined, the Company has curtailed general and administrative expenses by approximately $44,000 and has decreased expenditures for research and development by about $192,000 when compared to the period ended September 30, 1998.

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

                                INMEDICA DEVELOPMENT CORPORATION


                                /s/ Larry E. Clark
                                -------------------
                                By Larry E. Clark, Chief Executive
                                   Officer


                                 /s/ Richard Bruggeman
                                 ----------------------
Date:  November 11, 1999         By Richard Bruggeman, Chief
                                   Financial Officer

                                    EXHIBITS


Exhibits filed with the Form 10-QSB of InMedica Development Corporation, SEC File No. 0-12968:


Exhibit No.      SB Item No.       Description
----------------------------------------------

    1              (27)         Financial Data Schedule