Form 10KSB
period 1999-12-31
INMEDICA DEVELOPMENT CORP
filed 2000-03-30
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999

                           Commission File No. 0-12968

                        INMEDICA DEVELOPMENT CORPORATION

           Utah                                          87-0397815
------------------------                       -----------------------------
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
Common Stock, $.001 par value                              None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X] yes [ ] no

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB [X]

Issuer's revenues for its most recent fiscal year: $ 105,480

The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 22, 2000 was approximately $2,221,129.(1) The number of shares outstanding of the issuer's common stock, $.001 par value, as of March 20, 2000 was 8,735,899.

DOCUMENTS INCORPORATED BY REFERENCE: None

(1) Based on 4,963,417 non-affiliate shares at $.45 per share, which was the average of the bid and asked price on that date.

Item 1. Business General. InMedica Development Corporation ("InMedica") was incorporated as a Utah corporation on June 16, 1983. During the last three fiscal years, InMedica's primary activity has been the operation of the business of MicroCor, Inc. ("MicroCor"), a wholly owned subsidiary. MicroCor was acquired effective December 31, 1985. MicroCor has engaged in the development or sale of certain medical technology products. However, royalty income received by MicroCor from the development and sale of technology pursuant to a contract with Johnson & Johnson Medical, Inc. is now minimal (See "Results of Operations") and Johnson & Johnson Medical, Inc. is phasing out the product line on which the royalty is paid.

     Effective December 1, 1999 InMedica appointed Ralph Henson to replace Larry
E. Clark as President and Chief Executive Officer of the Company. Mr. Clark continued as Chairman of the Board. In connection with the change, the Company entered an employment contract with Mr. Henson, agreeing to pay him $5,833.33 per month for a period of six months. If the Company is successful in raising $150,000 in capital, then the employment agreement automatically extends for an additional six months. In addition, the Company issued Mr. Henson 75,000 shares of restricted common stock, effective December 1, 1999 and Larry E. Clark transferred an additional 25,000 shares of restricted common stock to Mr. Hensen. InMedica also agreed to pay Mr. Henson a bonus of 1.5% of the net acquisition price of the Company in any acquisition or 2.5% of the net amount of any capital raised during the six months following the date of the agreement. In connection with the foregoing transactions, Mr. Henson was appointed to be a member of the Board of Directors of the Company. John Merendino and David Dingman resigned as Directors of the Company in November, 1999.

     Preferred Stock. See Note 5 to the Consolidated Financial Statements for information regarding the preferred stock of the Company. The Company has five preferred stockholders holding an aggregate of 25,356 shares of the Series A Preferred Stock which is 8% cumulative convertible preferred stock. Total aggregate dividends payable on the preferred stock outstanding is $9,128 per year.

     Principal Products. During the years 1986 and 1987, MicroCor developed, manufactured and marketed a portable electrocardiograph ("ECG") monitor. About 450 units were manufactured and sold. In July 1989, MicroCor signed a research and development contract with Critikon (predecessor to Johnson & Johnson Medical, Inc.) to develop a medical instrument which would incorporate and enhance the technologies already developed in the MicroCor portable ECG monitor and combine them with technologies developed by Critikon. The research and development portion of the contract was completed in July 1990, and resulted in the design of a new product line. The product line was successfully marketed by Johnson & Johnson Medical, Inc. during the 1990's, providing royalty income to InMedica, but the product line is now being phased out and the Company does not expect the royalty income to extend past the year 2000.

     Product Development. For the past 10 years, the Company has conducted research or engaged in fund raising to support development of a method for measuring hematocrit non-invasively (without drawing blood) and has applied for patents covering this technology. Hematocrit is the percentage of blood volume made up by red blood cells and is a common laboratory test currently performed invasively by drawing a blood sample from the patient. For several years, the Company conducted research and development in-house, under the direction of Dr. Allan Kaminsky, former president of the Company. Subsequently, the Company engaged outside consultants to work on the project including Paul W. Ruben and the Northern Ireland Bio-Engineering Centre.

     During May 1997, the Company employed Dr. Gail Billings, a bio-medical researcher and, effective August 29, 1997, the Company engaged Medical Physics, Inc., a biomedical research company located in Salt Lake City, Utah to conduct further research and development on the project. The researchers engaged in additional research through 1998.

     During 1999, the researchers completed production of a transportable prototype device for use in demonstrating the technology. During the current year, the company plans to use the prototype and its intellectual property rights in an attempt to secure additional funding through direct investment, or to enter into development, distribution or licensing agreements with industry partners for the development of the technology, although it has no commitments at the present time.

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

     Patents. As of December 12, 1995, the Company's application for a patent entitled "Method and Apparatus for Non-Invasively Determining Hematocrit," was allowed by the U.S. Patent Office and the Patent issued on June 18, 1996 with a term of 17 years. The Company has filed an application for an additional patent which claims priority from October 4, 1990, the date of filing of the Company's "Method and Apparatus for Non-Invasively Determining Hematocrit". The second patent has been allowed and is expected to issue in due course. The patent term is expected to run from October 4, 1990 for a period of 17 years. As of December 21, 1999, the Company received a first office action notice of allowance on a third patent "System and Method for Invivo Hematocrit Measurement Using Impedence and Pressure Plethysmography."

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

     Research and Development Costs. Research and development costs for the two years ended December 31, 1999 and 1998, were $66,818 and $224,618, respectively. None of the expenses were incurred on customer-sponsored research activities relating to the development of new products.

     Employees. InMedica and MicroCor had one full time and two part time employees as of December 31, 1999.


Item 2.  Properties
         ----------

     Office. The Company presently uses facilities provided by Medical Physics, Inc., at no cost, for its offices.


Item 3.  Legal Proceedings
         -----------------

     There are not any pending legal proceedings. Information as to previously threatened legal proceeding follows;

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                            PART II

Item 5.  Market for the  Registrant's  Common Stock and Related  Security Holder
--------------------------------------------------------------------------------
Matters.
--------

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

                                           Bid Price
         Quarter Ended                   High       Low
         -------------                   ----       ---

March 31, 1998                         $  .72     $ .25
June 30, 1998                            1.00       .56
September 30, 1998                        .75       .31
December 31, 1998                         .44       .22

March 31, 1999                         $  .34     $ .28
June 30, 1999                             .81       .28
September 30, 1999                        .35       .19
December 31, 1999                         .34       .21


         As of March 20, 2000, there were approximately 510 record holders of InMedica Common Stock. Such record holders do not include individual participants in securities position listings. The Company also has five holders of its Series A Preferred Stock. There is no public market for the Series A Preferred Stock (see "Preferred Stock").

         InMedica has not paid any cash dividends on its Common Stock since organization. For the foreseeable future, InMedica expects that earnings, if any, will be retained for use in the business or be used to retire obligations of the Company. For information as to the Company's obligation to pay dividends on Preferred Stock, see "Preferred Stock."

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

    Liquidity and Capital Resources

         For the years ended December 31, 1999 and 1998, liquidity was generated primarily from royalty income received from Johnson & Johnson Medical, Inc. ("JJMI") and borrowing from affiliates. This income source is not expected to be sufficient to provide future liquidity needs, retire debt when it comes due and fund continued research and development. InMedica continues to look for other funding sources, however to date it has no commitments.

         The Company's royalty agreement with JJMI has been pledged to secure repayment of the $145,000 debt owed to the Company's Chairman. Funds invested to develop the hematocrit device have been expensed as research and development.

         However, the Company plans to use the transportable prototype device and its intellectual property rights to search for additional funding through direct investment or through development, distribution or licensing agreements with industry partners, although it has no commitments at the present time.

    Results of Operations

         InMedica incurred net losses in 1998 and 1999. The Company had an accumulated deficit of $7,230,268 as of December 31, 1999.

         Operating revenues have been derived only from royalties during the two-year period ended December 31, 1999. During the years ended December 31, 1999 and 1998 royalty revenue totaled $105,480 and $247,400, respectively.

         The net loss of $140,414 for the year ended December 31, 1999 compared to the net loss of $241,188 for 1998, resulted primarily from a $141,920 decrease in royalty revenues. However, during 1999, the Company met its research and development and administrative expenditure requirements from existing cash, loan proceeds, royalty receipts and the issuance of stock. General and administrative expense and research and development expense decreased as the Company restricted expenditures due to restricted cash flow.

Item 7.     Financial Statements               Beginning at Page
            --------------------               -----------------

    Report of Independent Public Accountants             F-1

    Consolidated Balance Sheet as of December 31, 1999   F-2

    Consolidated Statements of Operations for the
    years ended December 31, 1999 and 1998               F-3

    Consolidated Statements of Stockholders' Deficit
    for the years ended December 31, 1999 and 1998       F-4

    Consolidated Statements of Cash Flows for the
    years ended December 31, 1999 and 1998               F-5

    Notes to Consolidated Financial Statements           F-7

                        INMEDICA DEVELOPMENT CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1999
                            AND FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 1998

                            TOGETHER WITH REPORT OF
                         INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To InMedica Development Corporation:

We have audited the accompanying consolidated balance sheet of InMedica Development Corporation (a Utah corporation) and subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of InMedica Development Corporation and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered net losses of $140,414 and $241,188 during 1999 and 1998, respectively, and there can be no assurance of profitability in the future. The Company's sole source of revenue is a royalty arrangement and the Company has been notified that the royalties are expected to terminate in 2000. As of December 31, 1999, the Company had an accumulated deficit of $7,230,268, a stockholders' deficit of $240,395 and negative working capital of $243,297. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are discussed in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

By:/s/Arthur Andersen LLP
-------------------------
ARTHUR ANDERSEN LLP



Salt Lake City, Utah
  March 9, 2000

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1999

                                     ASSETS

CURRENT ASSETS:
   Cash                                                       $      --
   Royalties receivable                                            57,120
   Prepaid expenses and other                                      16,051
                                                              -----------
                Total current assets                               73,171

EQUIPMENT AND FURNITURE, at cost,
  less accumulated depreciation of
  $252,283                                                            706

OTHER ASSETS                                                        2,196
                                                              -----------

                Total assets                                  $    76,073
                                                              ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Notes payable to related parties                           $   156,812
   Note payable                                                    14,400
   Consulting fees payable to related parties                     105,992
   Accrued payroll                                                    956
   Accounts payable                                                38,308
                                                              -----------
                Total current liabilities                         316,468
                                                              -----------

COMMITMENTS AND CONTINGENCIES (Notes 1, 6, 7 and 8)

   Preferred stock,  10,000,000 shares  authorized;
    Series A convertible preferred stock, 8%
    cumulative, $4.50 par value, 1,000,000 shares
    designated, 25,356 shares outstanding
    (aggregate liiquidation preference of
    $114,102                                                      114,102

   Common stock, $.001 par value; 20,000,000 shares
    authorized, 8,735,899 shares outstanding                        8,736
   Additional paid-in capital                                   6,867,035
   Accumulated deficit                                         (7,230,268)
                                                              -----------
                Total stockholders' deficit                      (240,395)
                                                              -----------
                Total liabilities and stockholders' deficit   $    76,073
                                                              ===========

           The accompanying notes to consolidated financial statements are an integral part of this consolidated balance sheet.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                1999          1998
                                           -----------    -----------

ROYALTY REVENUES                           $   105,480    $   247,400
                                           -----------    -----------
OPERATING EXPENSES:
   General and administrative                  164,943        251,737
   Research and development                     66,818        224,618
                                           -----------    -----------
                Total operating expenses       231,761        476,355
                                           -----------    -----------
LOSS FROM OPERATIONS                          (126,281)      (228,955)
                                           -----------    -----------
OTHER INCOME (EXPENSE):
   Interest, net                               (13,662)       (11,594)
   Other                                          (471)          (639)
                                           -----------    -----------
                Total other expense, net       (14,133)       (12,233)
                                           -----------    -----------
NET LOSS                                      (140,414)      (241,188)

PREFERRED STOCK DIVIDENDS                       (9,128)        (9,128)
                                           -----------    -----------
NET LOSS APPLICABLE TO
   COMMON STOCKHOLDERS                     $  (149,542)   $  (250,316)
                                           ===========    ===========
NET LOSS PER COMMON SHARE
   (BASIC AND DILUTED)                     $      (.02)   $      (.03)
                                           ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING (BASIC AND DILUTED)
                                             8,673,535      8,599,350
                                           ===========    ===========



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                        Series A                                       Additional                      Total
                                     Preferred Stock             Common Stock            Paid-in     Accumulated    Stockholders'
                                  Shares        Amount        Shares      Amount         Capital       Deficit        Deficit
                               -----------   -----------   -----------   -----------   -----------   -----------    -----------
BALANCE, December 31, 1997          25,356   $   114,102     8,550,899   $     8,551   $ 6,732,087   $(6,830,410)   $    24,330

   Common stock issued for
     services                         --            --         110,000           110        48,171          --           48,281

   Common stock options
     granted for services             --            --            --            --          55,582          --           55,582

   Preferred stock dividends          --            --            --            --            --          (9,128)        (9,128)

   Net loss                           --            --            --            --            --        (241,188)      (241,188)
                               -----------   -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, December 31, 1998          25,356       114,102     8,660,899         8,661     6,835,840    (7,080,726)      (122,123)
   Common stock issued for
     services                         --            --          75,000            75        23,370          --           23,445

   Deemed contribution
     related to transfer of
     common stock from
     principal stockholder
     to an employee for
     services                         --            --            --            --           7,825          --            7,825

   Preferred stock dividends          --            --            --            --            --          (9,128)        (9,128)

   Net loss                           --            --            --            --            --        (140,414)      (140,414)
                               -----------   -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, December 31, 1999          25,356   $   114,102     8,735,899   $     8,736   $ 6,867,035   $(7,230,268)   $  (240,395)
                               ===========   ===========   ===========   ===========   ===========   ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                           Increase (Decrease) in Cash

                                                              1999          1998
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $(140,414)   $(241,188)
   Adjustments to reconcile net loss to net cash
     used in operating activities-
         Depreciation and amortization                           865          864
       Compensation on issuance of common stock and
         stock options for services                           31,270      103,863
       Changes in assets and liabilities-
         (Increase) decrease in royalties receivable         (11,200)      21,280
         Decrease in prepaid expenses and other                  736        1,676
         Increase in accounts payable                          9,210       28,067
         Decrease in accrued payroll                            (112)      (5,876)
         Decrease in accrued interest                           --         (4,752)
         Increase in consulting fees payable
           to related party                                   53,996       30,330
                                                           ---------    ---------
                Net cash used in operating activities        (55,649)     (65,736)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings on note payable and notes
     payable to related                                       26,212         --
   Principal payments on note payable to related parties        --        (25,000)
   Preferred stock dividends                                  (9,128)      (9,128)
                                                           ---------    ---------
                Net cash provided by (used in)
                   financing activities                       17,084      (34,128)
                                                           ---------    ---------

NET DECREASE IN CASH                                         (38,565)     (99,864)

CASH AT BEGINNING OF THE YEAR                                 38,565      138,429
                                                           ---------    ---------
CASH AT END OF THE YEAR                                    $    --      $  38,565
                                                           =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the year for interest                  $  13,884    $  17,657


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

InMedica Development Corporation ("InMedica") and its wholly owned subsidiary, MicroCor, Inc. ("MicroCor") (collectively, the "Company") historically have engaged in the research, development and sale of medical technology and fund raising to support such activity. During the years 1986 and 1987, MicroCor developed and marketed a portable electrocardiograph ("ECG") monitor and manufactured and sold about 450 units. In July 1989, MicroCor signed a research and development contract with a predecessor of Johnson and Johnson Medical, Inc. ("Johnson and Johnson"), for further development of the ECG technology. As a result of the agreement, Johnson and Johnson now manufactures and markets a product line under the name of Dinamap Plus(TM) which incorporates the Company's ECG technology. Royalties received from Johnson and Johnson are presently the Company's sole source of revenue. The Company has been advised that the royalties from Johnson and Johnson are expected to terminate in 2000.

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

The Company generated net losses of $140,414 and $241,188 during 1999 and 1998, respectively, and there can be no assurance of profitability in the future. As of December 31, 1999, the Company had an accumulated deficit of $7,230,268, a stockholders' deficit of $240,395 and negative working capital of $243,297. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve a viable operating plan and to obtain additional debt or equity financing.

Management's operating plan includes continuing to search for financing alternatives, including the formation of strategic alliances or partnerships to continue research and, if warranted, the manufacture and sale of products developed from the Non-Invasive Hematocrit Technology. However, at present, the Company has no commitments related to these matters.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equipment and furniture consisted of the following at December 31, 1999.

            Equipment                            $       242,260
            Furniture                                     10,729
                                                 ---------------
                                                         252,989
            Less accumulated depreciation               (252,283)
                                                 ---------------
                                                 $           706
                                                 ===============

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

At December 31, 1999 and 1998, there were outstanding options to purchase 849,000 shares of common stock, which were not included in the computation of Diluted EPS because they would be anti-dilutive.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.       INCOME TAXES

As of December 31, 1999, deferred income tax assets consisted of the following:

         Net operating loss carryforwards           $   1,006,636
         Future deductible temporary
            differences related to
            compensation, reserves and
            accruals                                      205,317

         Less:  valuation allowance                    (1,211,953)
                                                    -------------
         Net deferred income tax assets             $          -
                                                    =============

At  December  31,  1999,  the  Company  has   consolidated  net  operating  loss
carryforwards   ("NOLs")  for  federal  income  tax  purposes  of  approximately
$2,689,929. These NOLs expire at various dates beginning in 2005 through December 31, 2019. An NOL generated in a particular year will expire for federal tax purposes if not utilized within 20 years. Additionally, the Internal Revenue Code contains other provisions which could reduce or limit the availability and utilization of NOLs. For example, limitations are imposed on the utilization of NOLs if certain ownership changes have taken place or will take place. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

3.       COMMON STOCK TRANSACTIONS

During 1998, the Company authorized the issuance of 110,000 shares of restricted common stock to consultants and to one employee for research and development

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


services rendered during 1998. As of December 31, 1999 and 1998, 45,000 of these shares were issued and the Company was obligated to issue the remaining 65,000 shares. Accordingly, the 65,000 shares have been reflected as outstanding in the 1999 and 1998 financial statements even though they will not be physically issued until 2000. During 1998, the Company recognized $48,281 in expense related to these shares, which represented the market price of the stock at the dates of performance.

During 1999, the Company authorized the issuance of 75,000 shares of restricted common stock to an employee for services rendered. The Company recognized $23,445 in compensation expense related to these shares, which represented the market value of the stock at the date of grant.

During 1999, a principal stockholder of the Company transferred 25,000 shares of his common stock to an employee for services rendered. The Company, has recognized $7,825 in expense related to this transfer, which represented the market value of the stock on the date of transfer.

4.       STOCK OPTIONS

With respect to employees and directors, the Company accounts for its stock incentive plan, formula stock option plan and certain options granted outside the plans under APB Opinion No. 25. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's pro forma net loss and pro forma basic and diluted EPS would have been as follows:

                                          1999              1998
                                    ----------------- -----------------
      Net loss applicable to
        common stockholders:
             As reported             $    (149,542)     $   (250,316)
             Pro forma                    (136,582)         (250,316)

      Basic and Diluted EPS:
             As reported             $        (.02)     $       (.03)
             Pro forma                        (.02)             (.03)


The Company did not grant options to employees during 1999 and 1998. The 1999 difference between reported and pro forma is due to options forfeited.

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

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

100 percent of the fair market value of the common stock on the date of the grant. The Stock Incentive Plan contains antidilution provisions which provide for adjustments to option prices or quantities in the event of certain changes in the number of outstanding shares of common stock or the capitalization of the Company.

Under the stock incentive plan at December 31, 1999, 31,500 shares were under option with exercise prices of $.60 per share and remaining contractual lives of
3.5 years. There were no options granted, exercised, or forfeited during the years ended December 31, 1999 and 1998. At December 31, 1999, options for the purchase of 980,769 shares were available for granting under the Stock Incentive Plan.

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

There were no options granted or exercised under the Formula Plan during the years ended December 31, 1999 and 1998. At December 31, 1999, there were no shares under option under the Formula Plan and options for the purchase of 95,500 shares were available for granting.

Other Stock Options

During 1995, the Company granted nonqualified options for the purchase of 1,050,000 shares of common stock at prices ranging from $.30 to $.39 with a weighted average exercise price of $.32. The options were granted to officers, directors, employees and consultants to the Company. A total of 500,000 of these nonqualified options were issued to the Company's president and chief executive officer in consideration of collateral provided by him with respect to a Company bank loan described in Note 6. All options granted during 1995 vested immediately upon granting and are exercisable through 2005. During 1996, these option grants were reduced to 788,500 by resolution of the board of directors of the Company. During 1997, 450,000 options were exercised at $.30 per share and the Company received $135,000. During 1999, 150,000 options were forfeited. At December 31, 1999, 188,500 options were outstanding and exercisable with exercise prices ranging from $.30 to $.39, with a weighted average exercise price of $.33 and a weighted average remaining contractual life of 6.8 years.

During 1996, the Company granted nonqualified options to consultants for the purchase of 338,500 shares of common stock at prices ranging from $1.16 to $1.22 per share with a weighted average exercise price of $1.17. A total of 38,500 of these nonqualified options vested immediately upon granting and are exercisable through 2006. The remaining 300,000 of nonqualified options were issued in consideration for engineering work related to the Company's Non-Invasive Hematocrit Technology and are exercisable through 2001. A total of 175,000 of

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the 300,000 originally granted options vested during 1998 and the remaining 175,000 unvested options were cancelled under the contract due to the consulting firm not meeting specified deadlines. The weighted average remaining contractual life of the outstanding 213,500 options is 3.2 years.

During 1997, the Company granted nonqualified options to consultants and one employee for the purchase of a total of 154,000 shares of common stock with an exercise price of $.73. A total of 100,000 of the 154,000 options vested immediately upon granting and expire in August of 2000. The remaining 54,000 options become exercisable for a period of three years from the completion date (not later than December 31, 1998) of satisfactory clinical trials related to the Company's Non-Invasive Hematocrit Technology. As of December 31, 1998, successful clinical trials were not completed, therefore these options expired. The remaining options have a weighted average remaining contractual life of 0.7 years.

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

6.       NOTES PAYABLE TO RELATED PARTIES

During 1997, the Company's president paid a $355,000 note payable owed by the Company to a bank (on which the president was the co-obligor) and the Company entered into a line of credit loan agreement (the "Agreement") with the president, and borrowed an initial amount thereunder of $355,000. Borrowings under the Agreement carry terms that are not less favorable than the terms of a loan that the president has with a bank which loan was used by the president to fund the advance under the Agreement to the Company. The president has an agreement with the Company to lend up to a maximum amount not to exceed $175,000. As of December 31, 1999, outstanding principal under the Agreement was $145,000. All outstanding borrowings accrue interest at a bank's prime rate (8.50 percent at December 31, 1999) plus .25 percent. The Agreement is secured by the Company's royalty stream from the Johnson and Johnson agreement (see Note
1).

During 1999, the Company entered into note payable agreements with two board members for $7,500 each due in four equal installments of $1,875 (with interest at an annual rate of 10 percent) through March 31, 2000. As of December 31, 1999, outstanding principal and accrued interest under each agreement was $5,906. The Company is currently unable to make principal payments on these notes, however they continue to accrue interest at the appropriate rate.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       NOTE PAYABLE

During 1999, the Company entered into a note payable agreement with an Insurance Company. The agreement provides for the repayment of the note in ten equal installments of $1,890 (including 5 percent interest) from November 12, 1999 to November 12, 2000. As of December 31, 1999, the outstanding balance (which includes interest) under the note payable was $14,400.

8.       RELATED-PARTY TRANSACTIONS

During 1999 and 1998, the Company incurred interest expense of $13,884 and $12,905, respectively, on the related party notes payable described in Note 6.

The Company has a consulting arrangement with an entity owned by the Company's president whereby the Company was to pay $4,333 per month during 1998 and 1999. The arrangement can be terminated by either party at any time. As of December 31, 1999, approximately $94,000 was owed under the arrangement.

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

     Name                    Age              Director Since
     ----                    ---              --------------
     Larry E. Clark          78                   1995

     Ralph Henson            55                   1999

     Richard Bruggeman       44                   1995

         LARRY E. CLARK - Chairman of the Board. Mr. Clark was president of Clark-Knoll & Associates, Inc., a Denver, Colorado management consulting firm specializing in mergers and acquisitions from 1963 to 1969. He served as president of Petro-Silver, Inc., a small public company based in Salt Lake City, Utah, which engaged in the oil and gas business from 1970 to 1975. From 1975 to 1981 Mr. Clark was president of Larry Clark & Associates, a private company which engaged in a corporate mergers and acquisitions business. In 1981, Mr. Clark formed Hingeline-Overthrust Oil & Gas, Inc., a Utah public company, which merged with Whiting Petroleum Corporation of Denver, Colorado in December 1983. Mr. Clark served as a director of Whiting Petroleum from 1983 until 1992 when Whiting Petroleum merged with IES Industries and Mr. Clark returned to full time employment as president of Larry Clark & Associates. Mr. Clark graduated from the U.S. Merchant Marine Academy with a BS degree in Naval Science in 1943 and received a degree in Business Administration from the University of Wyoming in 1948.

         RALPH HENSON - Director, President and Chief Executive Officer. Mr. Henson was previously employed from 1986 to 1999 as Director of Sales and acting Director of Clinical Programs of In-line Diagnostics of Farmington, Utah. He was also employed from 1987 to 1994 with Mallinckrodt Medical in sales and marketing, including service as Export Sales and Marketing Manger for Mallinckrodt Sensor Systems of Hannef, Germany. From 1994 to 1995 he was national sales manager with HemoCue, Inc. of Mission Viejo, California.

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

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and greater than ten percent shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of any such reports furnished to the Company, during the fiscal year ended December 31, 1999 all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with.

Item 10.  Executive Compensation.
          -----------------------

         Executive Compensation. No executive officer of the Company has received compensation during the three fiscal years ended December 31, 1999, except as disclosed in the table below:

                                                             Annual Compensation
                                                                 Long Term
                                                             Compensation Awards
Name                       Year     Salary     Bonus    Common Stock underlying Options     Other
----                       ----     ------     -----    -------------------------------     -----
Ralph Henson      (CEO)    1999    $ 5,833       -                  -                      $31,270#
Larry E. Clark    (CEO)    1999    $   -         -                  -                      $12,000*____
Larry E. Clark    (CEO)    1998    $   -         -                  -                      $51,996*
Larry E. Clark    (CEO)    1997    $   -         -                  -                      $51,996**

# - Mr. Henson received 75,000 shares of restricted stock from the Company in connection with his employment and an additional 25,000 restricted shares from Larry Clark. * - consulting fees accrued for payment to a corporation owned by Larry E. Clark.

** - includes consulting fees paid ($30,331) and consulting fees accrued ($21,665) for payment to a corporation owned by Larry E. Clark.

         Director Compensation. Directors may be compensated at the rate of $100 for attendance at each board meeting, but did not receive compensation for meetings in 1999 and 1998.

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

         The following tables show certain information regarding stock options granted to and exercised by officers named in the executive compensation table:

                       OPTIONS GRANTED IN THE LAST FISCAL YEAR

                                      % of Total
                                      Options
                                      Granted to    Exercise
                        Options       Employees in  Price        Expiration
       Name             Granted       FY 1999       ($/Share)    Date
       ----             -------       ------------  ---------    ----
       None

                  AGGREGATED OPTIONS EXERCISED IN LAST
               FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                         Value of Unexercissed
                                     Number of           In-The-Money
                                     Unexercised Options Options at Fiscal
         Shares                      at Fiscal Year End  Year End
         Acquired on   Value         Exercisable/        Exercisable/
Name     Exercise (#)  Realized ($)  Unexercisable       Unexercisable

None

         The Company presently has no plan for the payment of any annuity or pension retirement benefits to any of its officers or directors, and no other remuneration payments, contingent or otherwise, are proposed to be paid in the future to any officer or director, directly or indirectly.

Item 11. Security  Ownership of Certain  Beneficial  Owners and Management.
         ------------------------------------------------------------------

         The following table furnishes information concerning the common stock ownership of directors, officers, and principal shareholders as of March 20, 2000:

                             Nature of      Number of
   Name and Position         Ownership   Shares Owned    Percent

   Larry E. Clark            Direct         1,528,000     17.5%

   Allan L. Kaminsky         Direct           798,875      9.1%
   4602 S. Fortuna Way
   S.L.C., Utah 84124
   Principal Shareholder

   Paul J. Diehl             Direct and      719,230(2)    8.2%
   2963 E. Fallentine Rd.    Indirect
   Sandy, Utah   84092
   Principal Shareholder

   J. Lynn Smith             Direct and      452,048(3)    5.2%
   5770 S. 250 East #115     Indirect
   Murray, Utah 84107-8100
   Principal Shareholder

   Ralph Henson              Direct           100,000      1.1%
   President, Director
   Chief Executive Officer

   Richard Bruggeman         Direct and      174,387(4)    2.0%
   Director, Chief           Indirect
   Financial Officer         Options          106,500      1.2%
                                            ---------
                             Total            280,887      3.2%
                                            =========
   All Executive Officers    Direct and     1,802,387     20.6%
   and Directors as a        Indirect
   group (3 persons)         Options          106,500      1.2%
                                            ---------     -----
                             Total          1,908,887     21.6%
                                            =========

         (2) - Includes 639,599 shares held by the Paul J. Diehl, M.D.P.C. profit sharing plan, one share held by Paul J. Diehl, P.C. and 79,630 shares held by Dr. Diehl as custodian for his wife's daughter, Shanon.

         (3) - Includes 186,048 shares held directly by Dr. Smith and 266,000 shares held by the J.Lynn Smith Family Limited Partnership.

         (4) - Includes 400 shares held in individual retirement accounts and 4,620 shares held in a family trust of which Mr. Bruggeman is Trustee.

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

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

         The Company owes $145,000 to its Chief Executive Officer, Larry E. Clark, for loans made by Mr. Clark in prior years. The Company pays interest at the prime rate plus .25%. During 1999, interest payments to Mr. Clark totalled $13,884. Repayment of the loan is secured by an assignment of the royalty contract with Johnson & Johnson Medical, Inc. See also Note 6 to the Financial Statements.

Item 13. Exhibits and Reports on Form 8-K.
         --------------------------------

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

              (10) Employment Agreement, effective as of December 1, 1999 between Ralph Henson and the Registrant and Investment letter of Ralph Henson, incorporated by reference to the 8-K of the Registrant dated December 1, 1999.

              (11) Statement regarding Computation of Per Share Loss (see Consolidated Statements of Operations for the years ended December 31, 1997 and 1996

              (21) Subsidiaries of the Company (MicroCor, Inc., a Utah corporation)

   1          (27)                  Financial Data Schedule

(b) A report on Form 8-K was filed during the fourth quarter of the year ended December 31, 1999.

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

                                   INMEDICA DEVELOPMENT CORPORATION



                                   By /s/ Ralph Henson
                                      ----------------
                                      RALPH HENSON, President
                                      Chief Executive Officer

                                      /s/ Richard Bruggeman
                                      ---------------------
                                      RICHARD BRUGGEMAN,
Date: March 28 ,2000                  Chief Financial Officer
      --------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                      /s/ Larry E. Clark
                                      ------------------
 March 28, 2000                       LARRY E. CLARK
 --------------                       Director


                                      /s/ Richard Bruggeman
                                      ---------------------
 March 28, 1999                       RICHARD BRUGGEMAN
 --------------                       Director


                                      /s/ Ralph Henson
                                      ----------------
 March  , 2000                        RALPH HENSON
--------------                        Director