Form 10QSB
period 2000-03-31
INMEDICA DEVELOPMENT CORP
filed 2000-05-15
CIK 726037

1

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10 - QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2000

                           Commission File No. 0-12968

                        INMEDICA DEVELOPMENT CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)



            Utah                                              87-0397815
-----------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation of organization)                           Identification Number)

                               825 North 300 West
                           Salt Lake City, Utah 84103
                           --------------------------
                    (Address of principal executive offices)

                         Registrant's telephone number:
                         ------------------------------
                                 (801) 521-9300




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No[ ]

The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of May 11, 2000 was 8,735,899 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET


                              ASSETS
                              ------

                                               As of
                                          March 31, 2000
                                           (Unaudited)
                                           -----------

        CURRENT ASSETS:
           Cash                             $   12,058
           Prepaid expenses                     11,551
                                            ----------

                Total current assets            23,609

        EQUIPMENT AND FURNITURE,
          at cost, less accumulated
          depreciation of $252,435                 554

        OTHER ASSETS                             2,196
                                            ----------


                Total assets                $   26,359
                                            ==========




            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                          As of
                                                         March 31,
                                                           2000
                                                          ------
                                                       (Unaudited)

        CURRENT LIABILITIES:
           Consulting fee payable to
              related parties                          $   115,992
           Notes payable to

              related parties                              180,581
           Accounts payable                                 28,101
           Accrued payroll                                     792
           Notes payable                                    10,800
           Dividend payable                                  2,282


                Total current liabilities                  338,548
                                                        ----------

        STOCKHOLDERS' DEFICIT:
           Common stock, $.001 par value;
            20,000,000 shares authorized,
            8,735,899 issued and outstanding                 8,736
           Preferred stock,  10,000,000
            shares  authorized;  Series A
            preferred stock, cumulative and
            convertible, $4.50 par value,
            1,000,000 shares
            designated, 25,356 shares
            issued and outstanding                         114,102
           Additional paid-in capital                    6,867,035
           Accumulated deficit                          (7,302,062)
                                                        ----------

                Total stockholders'
                 deficit                                  (312,189)
                                                        ----------
                Total liabilities and
                 stockholders' deficit                  $   26,359
                                                        ==========

            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                               For the Three
                                               Months Ended
                                                 March 31,
                                             2000        1999
                                           --------   --------
                                                (Unaudited)
          TOTAL OPERATING REVENUES         $    -0-         -0-
                                           --------   --------


          OPERATING EXPENSES:
            General and

             administrative                  61,410      37,789
            Research and
             development                      4,061       2,002
                                           ---------      -----
              Total operating expenses       65,471      39,791
                                           ---------     ------

          LOSS FROM OPERATIONS              (65,471)    (39,791)
                                           ---------    -------

          OTHER INCOME (EXPENSE):
            Miscellaneous income                  4         146
            Interest expense                 (4,045)     (3,172)
                                           --------     -------

             Total other expense             (4,041)     (3,026)
                                           --------     -------

          NET LOSS                          (69,512)   ( 42,817)

          PREFERRED STOCK DIVIDEND           (2,282)     (2,282)
                                            -------      ------

          NET LOSS APPLICABLE TO
           COMMON SHARES                   $ (71,794) $( 45,099)
                                           ========== =========
          Net loss per common share
            (basic and diluted)            $   (.01)  $    (.01)
                                           ========   =========

          Weighted average number

            of common shares outstanding  8,735,899   8,660,899
                                          =========   ========

            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                  For the Three
                                  Months Ended

                                                      March 31,
                                                    2000        1999
                                               ----------- ----------
                                                     (Unaudited)

     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                  $ (69,512) $( 42,817)
       Adjustments to reconcile net
         loss to net cash used in
         operating activities-
           Depreciation                                152        217
           Change in assets and liabilities-
             Decrease in royalties receivable       57,120     45,920
               Decrease in prepaid expenses          4,500      4,750
             Increase in consulting fee payable
               to related party                     10,000     12,999
             Decrease in accounts payable          (10,207)   (29,011)
             Decrease in accrued payroll              (164)      (276)
             Decrease in notes payable              (3,600)       -
             Increase in related-party
               payable                              23,769        -
                                                  --------    -------

               Net cash provided by (used in)
                  operating activities              12,058   ( 8,218)
                                                  ---------- --------

            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                           INCREASE (DECREASE) IN CASH

                                                      For the Three
                                                       Months Ended
                                                         March 31,
                                                     2000        1999
                                                   ---------- -------
                                                       (Unaudited)


   NET INCREASE (DECREASE) IN CASH                12,058      (10,500)

   CASH AT BEGINNING OF PERIOD                       -         38,565
                                                 -------     --------

   CASH AT END OF PERIOD                        $ 12,058     $ 28,065
                                                 =======      =======




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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1999.

Royalties received from the Johnson and Johnson agreement are presently the Company's sole source of revenue and the royalty is expected to terminate during 2000. The Company generated a net loss from operations of $69,512 during the period ended March 31, 2000 and as of March 31, 2000, the Company had an accumulated deficit of $7,302,062 and negative working capital of $314,939. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve a viable operating plan. Management's operating plan includes continuing to search for financing alternatives, including the formation of strategic alliances or partnerships to continue research and, if warranted, the manufacture and sale of products developed from the Non-Invasive Hematocrit Technology. However, at present, the Company has no commitments related to these matters.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     For the years ended December 31, 1999 and 1998, liquidity was generated from royalty income received from Johnson and Johnson Medical, Inc. ("JJMI"). This income is expected to terminate during 2000. InMedica continues to look for other funding sources but as of the date of this filing, it has no commitments. Due to the Company's revenue recognition policy, no operating revenues were recognized during the three months ended March 31, 2000 (See "Results of Operations").

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

Results of Operations

     The Company's revenue recognition policy requires sales information upon which royalties are calculated to have been received from JJMI and that cash receipts be assured prior to recording revenue. For that reason no revenues were recognized during the first quarter of 2000, although the Company expects to receive some revenues during 2000 from the JJMI contract. See Liquidity and Capital Resources. InMedica has a stockholders' deficit of $ 312,189 and an accumulated deficit of $7,302,062 as of March 31, 2000. In order for InMedica to continue research and development activities, it will require additional financing, for which it has no commitments.

     The loss from operations of $65,471 for the quarter ended March 31, 2000 compared to $39,791 for the quarter ended March 31, 1999 resulted from general and administrative expenses ($61,410) and research and development expenses ($4,061) being incurred while at the same time there were no revenues. Research and development expense was minimal as the decline in royalty income limited available cash during the quarter. General and administrative expense increased compared to the same period of the prior year, primarily due to additional employee expense.

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

                                INMEDICA DEVELOPMENT CORPORATION


Dated: May  12, 1999
--------------------
                                By /s/ Ralph Henson
                                -------------------
                                       Ralph Henson, CEO

                                By /s/ Richard Bruggeman
                                ------------------------
                                       Richard Bruggeman, Treasurer

                                    EXHIBITS

Exhibits filed with the Form 10-QSB of InMedica Development Corporation, SEC File No. 0-12968:


Exhibit No.      SB Item No.       Description
-----------      -----------       -----------

   1             (27)          Financial Data Schedule