Form 10QSB
period 2000-06-30
INMEDICA DEVELOPMENT CORP
filed 2000-08-14
CIK 726037

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

                  For the Quarterly Period Ended June 30, 2000
                  --------------------------------------------

                           Commission File No. 0-12968
                           ---------------------------

                        INMEDICA DEVELOPMENT CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)
        -----------------------------------------------------------------



            Utah                                             87-0397815
-----------------------------                    -------------------------------
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

The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of August 1, 2000 was 8,835,899 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                            As of June 30,
                                                2000
                                           ---------------
                                            (Unaudited)
CURRENT ASSETS:
   Cash                                    $        54,620
   Prepaid expenses                                  7,051
                                           ---------------

        Total current assets                        61,671

EQUIPMENT AND FURNITURE,
   at cost, less accumulated
   depreciation of $252,587                            402


OTHER ASSETS                                         2,196
                                           ---------------

        Total assets                       $        64,269
                                           ===============

            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED BALANCE SHEET(CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                            As of June 30,
                                                 2000
                                            --------------
                                             (Unaudited)
CURRENT LIABILITIES:
   Notes payable to related
    parties                                 $      183,949
   Consulting fee payable to
    related parties                                125,992
   Accrued payroll                                     792
   Note payable                                     12,938
   Accounts payable                                 55,239
   Dividends payable                                 4,564
                                            --------------


        Total current liabilities                  383,474
                                            --------------


STOCKHOLDERS' DEFICIT:
   Common stock, $.001 par value;
    20,000,000 shares authorized,
    8,835,899 shares issued and outstanding          8,836
   Preferred  shares,   10,000,000  shares
    authorized;   Series  A  convertible
    preferred   stock,  8%  cumulative,
    $4.50  par  value,   1,000,000  shares
    designated, 25,356 shares outstanding          114,102

   Additional paid-in capital                    6,896,935
   Accumulated deficit                          (7,339,078)
                                            --------------

        Total stockholders'
         deficit                                  (319,205)
                                            --------------
        Total liabilities and
         stockholders' deficit              $       64,269
                                            ==============


            See notes to condensed consolidated financial statements.



                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For the Three                  For the Six
                                     Months Ended                  Months Ended
                                        June 30,                      June 30,
                                2000              1999           2000           1999
                              ----------      -----------    -----------    -----------
                                       (Unaudited)                  (Unaudited)
ROYALTY REVENUES               $    31,200    $    27,520    $    31,200    $    27,520
                               -----------    -----------    -----------    -----------

  OPERATING EXPENSES:
   General and

    administrative                  46,104         37,339        107,514         75,128
    Research and
    development                     15,762         38,160         19,823         40,162
                               -----------    -----------    -----------    -----------
    Total operating expenses        61,866         75,499        127,337        115,290
                               -----------    -----------    -----------    -----------


LOSS FROM OPERATIONS               (30,666)       (47,979)       (96,137)       (87,770)
                               -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Other income                         --           3,294           --            3,294
  Interest income                        6             68             10            214
  Interest expense                  (4,074)        (3,485)        (8,119)        (6,657)
                               -----------    -----------    -----------    -----------
  Total other expense               (4,068)          (123)        (8,109)        (3,149)
                               -----------    -----------    -----------    -----------


NET LOSS                           (34,734)       (48,102)      (104,246)       (90,919)
PREFERRED STOCK DIVIDENDS           (2,282)        (2,282)        (4,564)        (4,564)
                               -----------    -----------    -----------    -----------

NET LOSS APPLICABLE
TO COMMON SHARES               $   (37,016)   $   (50,384)   $  (108,810)   $   (95,483)
                               ===========    ===========    ===========    ===========
 NET LOSS PER COMMON SHARE
    (BASIC AND DILUTED)        $      (.00)   $      (.01)   $      (.01)   $      (.01)
                               ===========    ===========    ===========    ===========
 WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                    8,749,389      8,660,899      8,737,566      8,660,899
                               ===========    ===========    ===========    ===========

            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                            For the Six Months Ended
                                                    June 30,
                                                2000         1999
                                               ------       ------
                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                    $(104,246)   $ (90,919)
Adjustments to reconcile net
  loss to net cash provided
  by (used in) operating activities-
    Depreciation                                  304          433
    Change in assets and liabilities-
      Decrease in royalties receivable         57,120       45,920
      Decrease in prepaid expenses              9,000        9,500
      Increase in consulting fees payable
       to related party                        20,000       29,998
      Increase (decrease)in accounts
       payable                                 16,931      (29,098)
    Decrease in accrued payroll                  (164)        (276)

      Net cash used in
         operating activities                  (1,055)     (34,442)
                                            ---------    ---------

             See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                        For the Six Months Ended
                                                 June 30,
                                            2000        1999
                                          ------      ------
                                             (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

 Sale of common stock                   $ 30,000    $   --
 Proceeds from borrowings on notes
  payable to related parties              27,137      11,250
 Principal payments on notes payable      (1,462)       --
 Preferred stock dividends paid             --        (4,564)

       Net cash provided from
         financing activities             55,675       6,686
                                        --------    --------



NET INCREASE (DECREASE) IN CASH           54,620     (27,756)

CASH AT BEGINNING OF THE PERIOD             --        38,565
                                        --------    --------

CASH AT END OF THE PERIOD               $ 54,620    $ 10,809
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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1999.

Royalties received from the Johnson and Johnson agreement are presently the Company's sole source of revenue and the royalty is expected to terminate during 2000. The Company generated a net loss of $34,734 during the 3 month period ended June 30, 2000 and as of June 30, 2000, the Company had an accumulated deficit of $7,339,078 and negative working capital of $321,803. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve a viable operating plan.

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

Results of Operations

     InMedica had a stockholders' deficit of $319,205 and an accumulated deficit of $7,339,078 as of June 30, 2000. In order for InMedica to continue research and development activities, it will require additional financing, for which it has no commitments.

     The net loss of $104,246 for the six months ended June 30, 2000 was $13,327 greater than for the six months ended June 30, 1999. The change resulted because general and administrative expenses increased by $32,386 compared to the same period in 1999, while research and development expenses decreased by $20,339. The increase in general and administrative expenses during the six months ended June 30, 2000 reflected additional employee expense. Research and development expense was restricted due to cash flow constraints.

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

                                                INMEDICA DEVELOPMENT CORPORATION


                                                By:/s/ Ralph Henson
                                                -------------------
                                                Ralph Henson, CEO

                                                By:/s/ Richard Bruggeman
                                                ----------------------------
Date:  August 10, 2000                          Richard Bruggeman, Treasurer

                                    EXHIBITS

        Exhibits filed with the Form 10-QSB of InMedica Development Corporation, SEC File No. 0-12968:


         Exhibit No.      SB Item No.       Description
         -----------      -----------       -----------

            1                (27)          Financial Data Schedule