Form 10QSB
period 2000-09-30
INMEDICA DEVELOPMENT CORP
filed 2000-11-14
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10 - QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000

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

                   825 N. 300 West, Salt Lake City, Utah 84103
                    (Address of principal executive offices)

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

The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of November 1, 2000 was 8,835,899 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                            As of September 30,
                                                   2000
                                               (Unaudited)

CURRENT ASSETS:
   Cash                                       $     10,367
   Prepaid expenses                                  2,551
                                              ------------

        Total current assets                        12,918

EQUIPMENT AND FURNITURE,
   at cost, less accumulated
   depreciation of $252,587                            250


OTHER ASSETS                                         2,196
                                              ------------

        Total assets                          $     15,364
                                              ============

            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED BALANCE SHEET(CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                             As of September 30,
                                                   2000
                                                (Unaudited)


CURRENT LIABILITIES:
   Notes payable to related parties           $    189,183
   Consulting fee payable to
    related parties                                147,992
   Accrued payroll                                     792
   Note payable                                     13,500
   Accounts payable                                 40,197
   Dividends payable                                 6,846
                                              ------------

        Total current liabilities                  398,510
                                              ------------


STOCKHOLDERS' DEFICIT:
   Common stock, $.001 par value;
    20,000,000 shares authorized,
    8,835,899 issued and outstanding                 8,836
    Preferred  shares,   10,000,000
    shares  authorized;  Series  A
    convertible preferred   stock,
    8%  cumulative,   $4.50  par  value,
    1,000,000  shares
   designated, 25,356 shares
   outstanding                                     114,102
   Additional paid-in capital                    6,896,935
   Accumulated deficit                          (7,403,019)
                                              ------------

         Total stockholders'
         deficit                                (  383,146)
                                              ------------
         Total liabilities and
         stockholders' deficit                  $   15,364
                                              ============


            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     For the Three            For the Nine
                                     Months Ended             Months Ended
                                     September 30,            September 30,
                                 ----------------------  -----------------------
                                   2000        1999         2000        1999
                                 ---------- -----------  ----------- -----------
                                       (Unaudited)              (Unaudited)

ROYALTY REVENUES                 $  15,680   $   16,800  $   46,880   $  44,320
                                 ---------   ----------  ----------   ---------


OPERATING EXPENSES:
  General and
  administrative                    65,511       28,046     173,025     103,174
  Research and
  development                        5,738       10,689      25,561      50,851
                                 ---------   ----------  ----------   ---------
  Total operating expenses          71,249       38,735     198,586     154,025
                                 ---------   ----------  ----------   ---------


LOSS FROM OPERATIONS               (55,569)     (21,935)   (151,706)   (109,705)
                                 ---------   ----------  ----------   ---------


OTHER (EXPENSE) INCOME:
  Miscellaneous Income                  --          746          --       4,040
  Interest income                        3            4          13         218
  Interest expense                  (6,093)      (3,242)    (14,212)     (9,899)
                                 ---------   ----------  ----------   ---------
  Total other expense               (6,090)     ( 2,492)    (14,199)     (5,641)
                                 ---------   ----------  ----------   ---------


NET LOSS                           (61,659)     (24,427)   (165,905)   (115,346)
PREFERRED STOCK DIVIDENDS          ( 2,282)      (2,283)     (6,846)     (6,847)
                                 ---------   ----------  ----------   ---------

NET LOSS APPLICABLE
TO COMMON SHARES                 $ (63,941)  $  (26,710) $ (172,751)  $(122,193)
                                 =========   ==========  ==========   =========
Net loss per common sha
  (basic and diluted)            $    (.01)  $     (.00) $     (.02)  $    (.01)
                                 =========   ==========  ==========   =========
Weighted average number
  of common shares
  outstanding                    8,835,899    8,660,899   8,769,965   8,660,899
                                 =========   ==========  ==========   =========



            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                DECREASE IN CASH

                                                      For the Nine Months Ended
                                                             September 30,
                                                         2000             1999
                                                        ------           ------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                            $ (165,905)      $ (115,346)
Adjustments to reconcile net
  loss to net cash used in
  operating activities-
  Depreciation                                             456              649
  Change in assets and liabilities-
  Decrease in royalties receivable                      57,120           45,920
  Decrease in prepaid expenses                          13,500           14,250
  Increase in consulting fees payable
  to related party                                      42,000           46,997
  Increase (decrease)in accounts
  payable                                                1,889          (29,098)
  Decrease in accrued payroll                             (164)            (276)
  Decrease in note payable                              (1,462)              --

         Net cash used in
         operating activities                            52566          (36,904)
                                                    ----------       ----------


            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                       For the Nine Months Ended
                                                              September 30,
                                                         2000             1999
                                                       ------            ------
                                                              (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Sale of common stock                                   30,000               --
 Proceeds from borrowings on notes
 payable to related parties                             32,371           11,250
 Principal payments on notes payable                      (900)              --
 Preferred stock dividends paid                             --           (6,847)

         Net cash provided from
         financing activities                           61,471           (4,403)
                                                    ----------       ----------


NET INCREASE (DECREASE) IN CASH                         10,367          (32,501)

CASH AT BEGINNING OF THE PERIOD                             --           38,565
                                                    ----------       ----------
CASH AT END OF THE PERIOD                           $   10,367       $    6,064
                                                    ==========       ==========


            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310b of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated statements include the accounts of InMedica Development Corporation and its wholly owned subsidiary, MicroCor, Inc. ("MicroCor"). All material inter-company accounts and transactions have been eliminated.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1999.

Royalties received from the Johnson and Johnson agreement are presently the Company's sole source of revenue and the royalty is expected to terminate during 2000. The Company generated a net loss from operations of $55,569 during the period ended September 30, 2000 and as of September 30, 2000, the Company had an accumulated deficit of $7,403,019 and negative working capital of $385,592. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve a viable operating plan.

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

Results of Operations

     InMedica had a stockholders' deficit of $383,146 and an accumulated deficit of $7,403,019 as of September 30, 2000. In order for InMedica to continue research and development activities, it will require additional financing, for which it has no commitments.

     The net loss of $165,905 for the nine months ended September 30, 2000 was $50,559 greater than for the nine months ended September 30, 1999. The change resulted because general and administrative expenses increased by $71,851 compared to the same period in 1999, while research and development expenses decreased by $27,290. The increase in general and administrative expenses during the nine months ended September 30, 2000 reflected additional employee expense. Research and development expense was restricted due to cash flow constraints.

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

                                            INMEDICA DEVELOPMENT CORPORATION


                                            By: /s/ Ralph Henson
                                            -------------------------
                                                    Ralph Henson, CEO

                                            By: /s/ Richard Bruggeman
                                            -------------------------
                                                    Richard Bruggeman, Treasurer

Date: November 12, 2000

                                                              EXHIBITS

Exhibits filed with the Form 10-QSB of InMedica Development Corporation, SEC File No. 0-12968:


  Exhibit No.      SB Item No.            Description
  -----------      -----------            -----------

      1              (27)            Financial Data Schedule