Form 10KSB
period 2000-12-31
INMEDICA DEVELOPMENT CORP
filed 2001-03-29
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                      For the Year Ended December 31, 2000

                           Commission File No. 0-12968

                        INMEDICA DEVELOPMENT CORPORATION

                                 Utah 87-0397815
              -----------------------------------------------------
          (State of Incorporation) (I.R.S. Employer Identification No.)

                               825 North 300 West
                           Salt Lake City, Utah 84103
                                 (801) 521-9300

           Securities Registered Pursuant to Section 12(g) of the Act:
                                             Name of Each Exchange
                Title of Each Class           on which Registered
                -------------------           --------------------

                Common Stock, $.001 par value        None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X] yes [ ] no Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB [X]

Issuer's revenues for its most recent fiscal year: $ 52,960. The aggregate market value of voting stock held by non-affiliates of the registrant as of March 9, 2001 was approximately $750,3561. The number of shares outstanding of the issuer's common stock, $.001 par value, as of March 23, 2001 was 8,847,409.

DOCUMENTS INCORPORATED BY REFERENCE: None
--------------------
1 Based on 5,174,869 non-affiliate shares at $.145 per share, which was the average of the bid and asked price on that date

Item 1. Business General.

InMedica Development Corporation ("InMedica") was incorporated as a Utah corporation on June 16, 1983. During the last three fiscal years, InMedica's primary activity has been the operation of the business of MicroCor, Inc. ("MicroCor"), a wholly owned subsidiary. MicroCor was acquired effective December 31, 1985. MicroCor has engaged in the development or sale of certain medical technology products. However, royalty income received by MicroCor from the development and sale of technology has now terminated. (See "Results of Operations"). During the last fiscal year the Company's activities focused on searching for additional funding.

Preferred Stock. See Note 5 to the Consolidated Financial Statements for information regarding the preferred stock of the Company. The Company has four preferred stockholders holding an aggregate of 21,016 shares of the Series A Preferred Stock which is 8% cumulative convertible preferred stock. Total aggregate dividends payable on the preferred stock outstanding was $8,814 as of December 31, 2000.

Principal Products. During the years 1986 and 1987, MicroCor developed, manufactured and marketed a portable electrocardiograph ("ECG") monitor. About 450 units were manufactured and sold. In July 1989, MicroCor signed a research and development contract with Critikon (a predecessor to Johnson & Johnson Medical, Inc.) to develop a medical instrument which would incorporate and enhance the technologies already developed in the MicroCor portable ECG monitor and combine them with technologies developed by Critikon. The research and development portion of the contract was completed in July 1990, and resulted in the design of a new product line. The product line was successfully marketed by Johnson & Johnson Medical, Inc. during the 1990's, providing royalty income to InMedica. The product line has been phased out and the royalty income terminated during 2000.

Product Development. For the past 10 years, the Company has conducted research or engaged in fund raising to support development of a method for measuring hematocrit non-invasively (without drawing blood) and has applied for patents covering this technology. Hematocrit is the percentage of blood volume made up by red blood cells and is a common laboratory test currently performed invasively by drawing a blood sample from the patient. During May 1997, the Company employed Dr. Gail Billings, a bio-medical researcher and, effective August 29, 1997, the Company engaged Medical Physics, Inc., a biomedical research company located in Salt Lake City, Utah to conduct further research and development on the project. The researchers engaged in additional research through 1998. During 1999, the researchers completed production of a transportable prototype device for use in demonstrating the technology. During 2000, the Company attempted to secure additional funding through direct investment, or to enter into development, distribution or licensing agreements with industry partners for the development of the technology, although it has no commitments at the present time.

Government Regulation. Medical products may be subject to regulation by the Food and Drug Administration (the "FDA") pursuant to the Federal Food, Drug and
Cosmetic Act and other federal and state laws regarding the regulation, manufacture and marketing of products in which InMedica may be involved. The laws of foreign nations may also apply to any international marketing of such products. To the extent InMedica has acquired or developed an interest in medical products or the companies manufacturing such products, InMedica's business may be indirectly affected by such regulation. Testing of the Company's non-invasive hematocrit technology is subject to prior approval and supervision of an Internal Review Board of a medical facility overseeing the testing. Marketing of any new product line that might be developed based on the Company's non-invasive hematocrit device would be subject to prior approval by the FDA.

Patents. As of December 12, 1995, the Company's application for a patent entitled "Method and Apparatus for Non-Invasively Determining Hematocrit," was allowed by the U.S. Patent Office and the Patent issued on June 18, 1996 with a term of 17 years. The Company was issued an additional patent that claims priority from October 4, 1990, the date of filing of the Company's "Method and Apparatus for Non-Invasively Determining Hematocrit". The patent term runs from October 4, 1990 for a period of 17 years. As of October 3, 2000, the Company was issued a third patent called "System and Method for Invivo Hematocrit Measurement Using Impedence and Pressure Plethysmography." The Company filed for a continuation of the third patent in June, 2000.

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

Research and Development Costs. Research and development costs for the two years ended December 31, 2000 and 1999, were $55,059 and $66,818, respectively. None of the expenses were incurred on customer-sponsored research activities relating to the development of new products.

Employees. InMedica and MicroCor had one full time employee as of December 31, 2000.

Item 2. Properties

Office. The Company presently uses facilities provided at no cost by Medical Physics, Inc. for its offices.

Item 3. Legal Proceedings

There are no pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

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

                                           Bid Price
     Quarter Ended                    High             Low
                                    --------         -------

     March 31, 1999                  $ .34           $  .28
     June 30, 1999                     .81              .28
     September 30, 1999                .35              .19
     December 31, 1999                 .34              .21

     March 31, 2000                  $ .44           $  .30
     June 30, 2000                     .44              .28
     September 30, 2000                .38              .25
     December 31, 2000                 .38              .10

As of March 23, 2000, there were approximately 510 record holders of InMedica Common Stock. Such record holders do not include individual participants in securities position listings. The Company also has five holders of its Series A Preferred Stock. There is no public market for the Series A Preferred Stock (see "Preferred Stock"). InMedica has not paid any cash dividends on its Common Stock since organization. For the foreseeable future, InMedica expects that earnings, if any, will be retained for use in the business or be used to retire obligations of the Company. For information as to the Company's obligation to pay dividends on Preferred Stock, see "Preferred Stock."

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources. For the year ended December 31, 1999, liquidity was generated primarily from royalty income received from Johnson & Johnson Medical, Inc. ("JJMI") and borrowing from affiliates. During the year ended December 31, 2000, liquidity was generated primarily from borrowing from affiliates and from the sale of 100,000 shares of restricted common stock for $30,000. Royalty income has now terminated. Borrowings from affiliates are not expected to be sufficient to provide future liquidity needs, retire debt and fund continued research and development. InMedica continues to look for other funding sources, however to date it has no commitments. Funds invested to develop the hematocrit device have been expensed as research and development. However, the Company plans to use the transportable prototype device and its intellectual property rights to search for additional funding through direct investment or through development, distribution or licensing agreements with industry partners, although it has no commitments at the present time.

Results of Operations. InMedica incurred net losses in 2000 and 1999. The Company had an accumulated deficit of $7,527,333 as of December 31, 2000. Operating revenues have been derived only from royalties during the two-year period ended December 31, 2000. During the years ended December 31, 2000 and 1999 royalty revenue totaled $52,960 and $105,480, respectively. The net loss of $288,251 for the year ended December 31, 2000 compared to the net loss of $140,414 for 1999, resulted primarily from a $52,520 decrease in royalty revenues and an increase in general and administrative expenses of $77,720. The increase in expenses was due to payment of salary to the Chief Executive
Officer. During 2000, the Company met its research and development and administrative expenditure requirements from existing cash, loan proceeds, royalty receipts and the issuance of stock. The Company also continued to accrue salaries and consulting fees payable to two officers. During 2000, research and development expense decreased $11,759 as the Company restricted expenditures due to restricted cash flow.

Item 7. Financial Statements

                                                               Beginning at Page
     Report of Independent Public Accountants                         F-1

     Consolidated Balance Sheet as of December 31, 2000               F-2

     Consolidated Statements of Operations for the
     years ended December 31, 2000 and 1999                           F-3

     Consolidated Statements of Stockholders' Deficit for the
     years ended December 31, 2000 and 1999                           F-4

     Consolidated Statements of Cash Flows for the
      years ended December 31, 2000 and 1999                          F-5

     Notes to Consolidated Financial Statements                       F-6

Report of Independent Public Accountants


To InMedica Development Corporation:

We have audited the accompanying consolidated balance sheet of InMedica Development Corporation (a Utah corporation) and subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of InMedica Development Corporation and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered net losses of $288,251 and $140,414 during 2000 and 1999, respectively. The Company's sole source of revenue was a royalty arrangement that terminated in 2000. As of December 31, 2000, the Company had an accumulated deficit of $7,527,333, a stockholders' deficit of $498,894 and negative working capital of $501,161. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are discussed in
Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


By: /s/ Arthur Andersen, LLP
----------------------------
        Arthur Andersen, LLP


Salt Lake City, Utah
March 12, 2001

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet
As of December 31, 2000

Assets
Current assets:
   Cash                                                                               $        9,096
   Prepaid expenses and other                                                                 16,007
                                                                                      --------------
                Total current assets                                                          25,103

Equipment and furniture, at cost, less accumulated depreciation of $252,918                       71
Other assets                                                                                   2,196
                                                                                      --------------
                Total assets                                                          $       27,370
                                                                                      ==============

Liabilities and stockholders' deficit

Current liabilities:
   Related party notes payable and accrued interest                                   $      234,404
   Related party consulting fees payable and accrued interest                                195,003
   Note payable and accrued interest                                                          14,810
   Accounts payable                                                                           65,458
   Accrued payroll                                                                             7,775
   Preferred stock dividends payable                                                           8,814
                                                                                      --------------
                Total current liabilities                                                    526,264
                                                                                      --------------
Commitments and contingencies (Notes 1, 6, 7 and 8) Stockholders' deficit:
   Preferred stock, 10,000,000 shares authorized; Series A convertible preferred stock, 8% cumulative, $4.50 par value, 1,000,000 shares designated, 21,016 shares outstanding
     (aggregate liquidation preference of $102,139)                                           94,573
   Common stock, $.001 par value; 20,000,000 shares authorized,
     8,847,409 shares outstanding                                                              8,847
   Additional paid-in capital                                                              6,925,019
   Accumulated deficit                                                                    (7,527,333)
                                                                                      --------------
                Total stockholders' deficit                                                 (498,894)
                                                                                      --------------
                Total liabilities and stockholders' deficit                           $       27,370
                                                                                      ==============



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations
For the Years Ended December 31, 2000 and 1999


                                                                                           2000                1999
                                                                                       -------------       -------------
Royalty revenues                                                                       $      52,960       $     105,480
                                                                                       -------------       -------------
Operating expenses:
   General and administrative                                                                242,663             164,943
   Research and development                                                                   55,059              66,818
                                                                                       -------------       -------------
                Total operating expenses                                                     297,722             231,761
                                                                                       -------------       -------------
                Loss from operations                                                        (244,762)           (126,281)
                                                                                       -------------       -------------
   Interest                                                                                  (42,500)            (13,884)
   Other, net                                                                                   (989)               (249)
                                                                                       -------------       -------------
                Total other expense, net                                                     (43,489)            (14,133)
                                                                                       -------------       -------------
Net loss                                                                                    (288,251)           (140,414)
Preferred stock dividends                                                                     (8,814)             (9,128)
                                                                                       -------------       -------------
Net loss applicable to common stockholders                                             $    (297,065)      $    (149,542)
                                                                                       =============       =============
Net loss per common share (basic and diluted)                                          $       (.03)       $       (.02)
                                                                                       =============       =============
Weighted average number of common shares outstanding
   (basic and diluted)                                                                     8,795,505           8,673,535
                                                                                       =============       =============




The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Deficit
For The Years Ended December 31, 2000 and 1999


                                               Series A                                  Additional                       Total
                                            Preferred Stock         Common Stock           Paid-in       Accumulated   Stockholders'
                                           Shares     Amount      Shares      Amount       Capital         Deficit        Deficit
                                         ---------  ----------- ----------- ----------- -------------   -------------  -------------
Balance, December 31, 1998                  25,356  $   114,102   8,660,899 $     8,661 $   6,835,840   $  (7,080,726) $   (122,123)
   Common stock issued for services           --           --        75,000          75        23,370            --          23,445
   Deemed contribution related to
     transfer of common stock from
     principal stockholder to an
     employee for services                    --           --          --          --           7,825            --           7,825
   Preferred stock dividends                  --           --          --          --            --            (9,128)       (9,128)
   Net loss                                   --           --          --          --            --          (140,414)     (140,414)
                                         ---------  ----------- ----------- ----------- -------------- ---------------- ------------
Balance, December 31, 1999                  25,356      114,102   8,735,899       8,736     6,867,035      (7,230,268)     (240,395)
   Sale of common stock for cash              --           --       100,000         100        29,900            --          30,000
   Conversion of Series A preferred
     stock to common stock                  (4,340)     (19,529)      6,510           6        19,523            --            --
   Common stock issued to consultants
     for services                             --           --         5,000           5         1,870            --           1,875
   Common stock options granted to
     consultants for services                 --           --          --          --           6,691            --           6,691
   Preferred stock dividends                  --           --          --          --            --            (8,814)       (8,814)
   Net loss                                   --           --          --          --            --          (288,251)     (288,251)
                                         ---------  ----------- ----------- ----------- -------------- ---------------- ------------
Balance, December 31, 2000                  21,016  $    94,573   8,847,409 $     8,847 $   6,925,019  $   (7,527,333)  $  (498,894)
                                         =========  =========== =========== =========== ============== ================ ============



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
For The Years Ended December 31, 2000 and 1999
                                                                                        2000               1999
                                                                                  ----------------    --------------
Cash flows from operating activities:
   Net loss                                                                       $       (288,251)   $     (140,414)
   Adjustments to reconcile net loss to net cash used in operating activities-
     Depreciation and amortization                                                             635               865
     Compensation on issuance of common stock and stock options for services
                                                                                             8,566            31,270
     Changes in assets and liabilities-
       Decrease (increase) in royalties receivable                                          57,120           (11,200)
       Decrease in prepaid expenses and other                                                   44               736
       Increase in accounts payable                                                         27,560             9,210
       Increase (decrease) in accrued payroll                                                6,819              (112)
       Increase in related party accrued interest on notes payable                          18,904              --
       Increase in related party consulting fees payable and
         accrued interest                                                                   89,011            53,996
                                                                                  ----------------    --------------
                Net cash used in operating activities                                      (79,592)          (55,649)
                                                                                  ----------------    --------------
Cash flows from financing activities:
   Proceeds from borrowings on note payable and notes
       payable to related parties                                                           58,688            26,212
   Proceeds from sale of common stock                                                       30,000              --
   Preferred stock dividends                                                                  --              (9,128)
                                                                                  ----------------    --------------
   Net cash provided by financing activities                                                88,688            17,084
                                                                                  ----------------    --------------
Net increase (decrease) in cash                                                              9,096           (38,565)
Cash at beginning of the year                                                                 --              38,565
                                                                                  ----------------    --------------
Cash at end of the year                                                              $       9,096      $       --
                                                                                  ================    ==============

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                            $        --      $       13,884



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

Notes To Consolidated Financial Statements


(1)   Nature of Operations and Significant Accounting Policies

Nature of Operations

InMedica Development Corporation ("InMedica") and its wholly owned subsidiary, MicroCor, Inc. ("MicroCor") (collectively, the "Company") historically have engaged in the research, development and sale of medical technology and fund raising to support such activity. During the years 1986 and 1987, MicroCor developed and marketed a portable electrocardiograph ("ECG") monitor and manufactured and sold about 450 units. In July 1989, MicroCor signed a research and development contract with a predecessor of Johnson and Johnson Medical, Inc. ("Johnson and Johnson") for further development of the ECG technology. As a result of the agreement, Johnson and Johnson manufactured and marketed a product line under the name of Dinamap Plus(TM) which incorporated the Company's ECG technology. Royalties received from Johnson and Johnson were the Company's sole source of revenue. During 2000 the royalties from Johnson and Johnson were terminated.

Since 1989, the Company has engaged in research and development of a device to measure hematocrit non-invasively (the "Non-Invasive Hematocrit Technology"). During 1996, the Company was issued patent No. 5526808 related to certain aspects of its Non-Invasive Hematocrit Technology. Additionally, a patent application was allowed in November 1996 related to this technology. Hematocrit is the percentage of red blood cells in a given volume of blood. At the present time, the test for hematocrit is performed invasively by drawing blood from the patient and testing the blood sample in the laboratory. Commercialization of the Non-Invasive Hematocrit Technology is dependent upon favorable testing, Food and Drug Administration approval, financing of further research and development and, if warranted, financing of manufacturing and marketing activities. During 1999, the researchers completed production of a transportable prototype device for use in demonstrating the technology. During 2000, the Company continued to pursue further development of the technology. During 2001, the Company plans to use the prototype and its intellectual property rights in an attempt to secure additional funding through direct investment, or to enter into development, distribution or licensing agreements with industry partners for the final development of the technology, although it has no commitments at the present time.

The Company generated net losses of $288,251 and $140,414 during 2000 and 1999, respectively. As of December 31, 2000, the Company had an accumulated deficit of $7,527,333, a stockholders' deficit of $498,894 and negative working capital of $501,161. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. During 2000, the Company was funded primarily from loans from related parties. The Company's continued existence is dependent upon its ability to achieve a viable operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

Equipment and furniture consisted of the following at December 31, 2000.

        Equipment                        $       242,260
        Furniture                                 10,729
                                         ----------------
                                                 252,989
        Less accumulated depreciation           (252,918)
                                         ----------------
                                         $            71
                                         ================

Depreciation has been computed using the straight-line method over the three to five year useful lives of the related assets.

Research and Development

Research and development costs are expensed as incurred.

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

At December 31, 2000 and 1999, there were outstanding options to purchase 636,500 and 695,000 shares of common stock, respectively. These shares were not included in the computation of Diluted EPS because they would be anti-dilutive.

Income Taxes

The Company accounts for income taxes using the liability method. Deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Use of Estimates

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

(2)  Income Taxes

As of December 31, 2000, deferred income tax assets consisted of the following:

   Net operating loss carryforwards                      $      1,018,146
   Future deductible temporary differences related to
      compensation, reserves and accruals                         236,661
   Less:  valuation allowance                                  (1,254,807)
                                                         -----------------
   Net deferred income tax assets                        $           --
                                                         =================

At  December  31,  2000,  the  Company  has   consolidated  net  operating  loss
carryforwards   ("NOLs")  for  federal  income  tax  purposes  of  approximately
$2,715,056. These NOLs expire at various dates beginning in 2005 through December 31, 2019. An NOL generated in a particular year will expire for federal tax purposes if not utilized within 20 years. Additionally, the Internal Revenue Code contains other provisions, which could reduce or limit the availability and utilization of NOLs. For example, limitations are imposed on the utilization of NOLs if certain ownership changes have taken place or will take place. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

(3)  Common Stock Transactions

During 1999, the Company authorized the issuance of 75,000 shares of restricted common stock to an employee for services rendered. The Company recognized $23,445 in compensation expense related to these shares, which represented the market value of the stock at the date of grant.

During 1999, a principal stockholder of the Company transferred 25,000 shares of his common stock to an employee for services rendered. The Company recognized $7,825 in compensation expense related to this transfer, which represented the market value of the stock on the date of transfer.

During 2000, the Company sold 100,000 shares of common stock to a non-related party for $30,000 in cash. Additionally, 5,000 shares of common stock were issued to consultants for research and development services. The Company recognized $1,875 in compensation expense related to these 5,000 shares, which represented the market value of the stock on the date the shares were issued.

During 2000, preferred stockholders converted 4,340 shares of Series A preferred stock into 6,510 shares of common stock. As indicated in Note 5, Series A preferred stockholders have the right to convert shares into common stock at a ratio of 1.5 shares of common stock per 1 share of preferred.

(4)  Stock Options

With respect to employees and directors, the Company accounts for its stock incentive plan, formula stock option plan and certain options granted outside the plans under APB Opinion No. 25. The Company did not grant options to employees during 2000 or 1999 and accordingly, there would be no pro forma compensation cost under Statement of Financial Accounting Standards No. 123.

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

Under the stock incentive plan at December 31, 2000, 31,500 shares were under option with exercise prices of $0.60 per share and remaining contractual lives of 1.5 years. There were no options granted, exercised, or forfeited during the years ended December 31, 2000 and 1999. At December 31, 2000, options for the purchase of 980,769 shares were available for granting under the Stock Incentive Plan.

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

There were no options granted or exercised under the Formula Plan during the years ended December 31, 2000 and 1999. At December 31, 2000, there were no shares under option under the Formula Plan and options for the purchase of 95,500 shares were available for granting.

Other Stock Options

During 1995 through 2000 nonqualified options were issued to employees and consultants for services. A summary of the stock option activity for 2000 and 1999 was as follows:


                                                                  Weighted
                                                                   Average
                                               Option shares    Exercise Price
                                              --------------   ----------------
           Outstanding at December 31, 1998          817,500    $     0.74
              Granted                                   --             --
              Forfeited or expired                  (154,000)         1.01
                                              --------------
           Outstanding at December 31, 1999          663,500          0.68
              Granted                                 54,000          0.73
              Forfeited or expired                  (112,500)         0.41
                                              --------------
           Outstanding at December 31, 2000          605,000    $     0.67
                                              ==============

All options are currently exercisable and the weighted-average remaining contractual life is 3.5 years. Of the total options outstanding, 263,500, with a weighted-average exercise price of $0.34, were held by employees and were granted in 1995. The remaining options outstanding were granted to various consultants. The options granted in 2000 were to consultants and the Company recorded $6,691 in expense related to these options.

(5)  Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. The Company's board of directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock ("Series A Preferred") with a par value of $4.50 per share. Holders of the Series A Preferred receive annual cumulative dividends of eight percent, payable quarterly, which dividends are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid. Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends. Series A Preferred stockholders have the right to convert each share of Series A Preferred to the Company's common stock at a rate of 1.5 common shares to 1 preferred share.

(6)  Notes Payable to Related Parties

During 1997, the Company's chairman paid a $355,000 note payable owed by the Company to a bank (on which the president was the co-obligor) and the Company entered into a line of credit loan agreement (the "Agreement") with the chairman, and borrowed an initial amount thereunder of $355,000. Borrowings under the Agreement carry terms that are not less favorable than the terms of a loan that the chairman has with a bank which loan was used by the president to fund the advance under the Agreement to the Company. As of December 31, 2000, there was outstanding principal of $204,250 and accrued interest of $17,160 under the Agreement. Interest currently accrues at 10 percent on outstanding principal amounts. Interest accrued at the bank's prime rate plus 0.25 percent prior to January 1, 2000. The Agreement is secured by all of the Company's intellectual property.

During 1999, the Company entered into unsecured note payable agreements with two board members for $7,500 each due in four equal installments of $1,875 (with interest at an annual rate of 10 percent) through March 31, 2000. As of December 31, 2000, there was outstanding principal of $5,625 and accrued interest of $872 under each agreement. The Company is currently unable to make principal payments on these notes, however they continue to accrue interest at the appropriate rate.

(7)  Note Payable

During 2000, the Company entered into an unsecured note payable agreement with an Insurance Company. The agreement provides for the repayment of the note in ten equal installments of $1,890 (including 5 percent interest) from November 12, 2000 to November 12, 2001. As of December 31, 2000, there was outstanding principal of $13,680 and accrued interest of $1,130 under the agreement.

(8)  Related Party Transactions

During 2000 and 1999, the Company incurred interest expense of $41,523 and $13,662, respectively, on the related party notes payable described in Note 6.

The Company has a consulting arrangement with an entity owned by the Company's chairman whereby the Company agreed to pay $4,333 per month during 1999. During 2000, the arrangement was modified whereby the Company pays $2,000 per month starting January 1, 2000. Either party can terminate the arrangement at any time. As of December 31, 2000, a principal balance of $127,992 and accrued interest of $20,299 was owed under the arrangement. Interest accrues at 10 percent.

The Company also has a consulting arrangement with the Treasurer whereby the Company agreed to pay $4,000 per quarter during 1999. During 2000, the arrangement was modified whereby the Company agreed to pay $8,000 per quarter starting January 1, 2000. Either party can terminate the arrangement at any time. As of December 31, 2000, a principal balance of $44,000 and accrued interest of $2,712 was owed under the arrangement. Interest accrues at 10 percent.

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

     Name                    Age            Director Since
     Larry E. Clark           79                 1995
     Ralph Henson             56                 1999
     Richard Bruggeman        45                 1995

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

Item 10. Executive Compensation.

Executive Compensation. No executive officer of the Company has received compensation during the three fiscal years ended December 31, 2000, except as disclosed in the table below:

                                                      Annual Compensation
                                                          Long Term
                                                      Compensation Awards      Common Stock
     Name                         Year      Salary          Bonus            Underlying Options   Other
     --------------------------------------------------------------------------------------------------------
     Ralph Henson   (CEO)         2000     $ 69,999
     Ralph Henson   (CEO)         1999     $  5,833                                               $31,270*
     Larry E. Clark (CEO)         1999     $                                                      $12,000**
     Larry E. Clark (CEO)         1998     $                                                      $51,996**

*Mr. Henson received 75,000 shares of restricted stock from the Company in connection with his employment and an additional 25,000 restricted shares from Larry Clark. ** consulting fees accrued for payment to a corporation owned by Larry E. Clark.

Director Compensation. Directors may be compensated at the rate of $100 for attendance at each board meeting, but did not receive compensation for meetings in 2000 and 1999.

Compensation Committee Interlocks and Insider Participation. Compensation of officers and employees is determined by the Board of Directors. Ralph Henson is a member of the Board of Directors.

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

The following tables show certain information regarding stock options granted to and exercised by officers named in the executive compensation table:

                     OPTIONS GRANTED IN THE LAST FISCAL YEAR

                         % of Total
                          Options
                          Granted to         Exercise
             Options     Employees in         Price               Expiration
     Name    Granted       FY 2000           ($/Share)               Date
     ---------------------------------------------------------------------------

     None


                      AGGREGATED OPTIONS EXERCISED IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                            Value of Unexercised
                                        Number of              In-The-Money
                                    Unexercised Options      Options at Fiscal
               Shares               at Fiscal Year End           Year End
             Acquired on   Value       Exercisable/            Exercisable/
     Name     Exercise    Realized    Unexercisable            Unexercisable
     ---------------------------------------------------------------------------

     None

The Company presently has no plan for the payment of any annuity or pension retirement benefits to any of its officers or directors, and no other remuneration payments, contingent or otherwise, are proposed to be paid in the future to any officer or director, directly or indirectly.

 Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table furnishes information concerning the common stock ownership of directors, officers, and principal shareholders as of March 23, 2001:

                        Nature of Number of
Name and Position            Ownership           Shares Owned       Percent
--------------------------------------------------------------------------------

Larry E. Clark                Direct               1,428,000         16.1%
Chairman

Allan L. Kaminsky             Direct                 798,875          9.0%
4602 S. Fortuna Way
S.L.C., Utah 84124
Principal Shareholder

Paul J. Diehl                 Direct and             719,230(1)       8.1%
2963 E. Fallentine Rd.        Indirect
Sandy, Utah 84092
Principal Shareholder

J. Lynn Smith                 Direct and             452,048(2)       5.1%
5770 S. 250 East #115         Indirect
Murray, Utah 84107-8100
Principal Shareholder

Ralph Henson                  Direct                 100,000          1.1%
President, Director
Chief Executive Officer

Richard Bruggeman             Direct and             174,387(3)       2.0%
Director, Chief               Indirect
Financial Officer             Options                106,500          1.2%
                                               Total 280,887          3.1%
                                                   =========
All Executive Officers        Direct and           1,702,387         19.2%
and Directors as a            Indirect
group (3 persons)             Options                106,500          1.2%
                                             Total 1,808,887         20.2%
                                                   =========

(1) - Includes 639,599 shares held by the Paul J. Diehl, M.D.P.C. profit sharing plan, one share held by Paul J. Diehl, P.C. and 79,630 shares held by Dr. Diehl as custodian for his wife's daughter, Shanon.
(2) - Includes 186,048 shares held directly by Dr. Smith and 266,000 shares held by the J.Lynn Smith Family Limited Partnership.
(3) - Includes 400 shares held in individual retirement accounts and 4,620 shares held in a family trust of which Mr. Bruggeman is Trustee.

Shares shown in the forgoing table as directly owned are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power. Calculations of the percentage of ownership of shares outstanding in the foregoing table assume the exercise of options, to which the percentage relates. Percentages calculated for totals assume the exercise of options comprising such totals.

Item 12. Certain Relationships and Related Transactions.

The Company owes $221,410 of principal and accrued interest to its Chairman, Larry E. Clark, for loans made by Mr. Clark in prior years and an additional $148,291 for consulting fees payable, including interest. Repayment of the loan is secured by all of the Company's intellectual property. See also Note 6 to the Financial Statements. The Company owed consulting fees and wages payable to Richard Bruggeman of $46,712, including accrued interest as of December 31, 2000.

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

                                        (3)      Articles  of  Amendment,  dated
                                                 June 16,  1995 to the  Articles
                                                 of Incorporation of the Company
                                                 adopting  a class of  Preferred
                                                 Stock,      incorporated     by
                                                 reference  to Exhibit 1 to Form
                                                 10-QSB  for  the  period  ended
                                                 September 30, 1995

                                        (3)      Articles  of  Amendment,  dated
                                                 September   25,   1995  to  the
                                                 Articles  of  Incorporation  of
                                                 the Company adopting a Series A
                                                 Preferred  Stock,  incorporated
                                                 by  reference  to  Exhibit 2 to
                                                 Form   10-QSB  for  the  period
                                                 ended September 30, 1995 14

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

                                        (11)     Statement regarding Computation
                                                 of   Per   Share    Loss   (see
                                                 Consolidated    Statements   of
                                                 Operations  for the years ended
                                                 December 31, 1997 and 1996

                                        (21)     Subsidiaries   of  the  Company
                                                 (MicroCor,    Inc.,    a   Utah
                                                 corporation)

(b) No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMEDICA DEVELOPMENT CORPORATION

By: /s/ Ralph Henson
--------------------
       Ralph Henson, President Chief Executive Officer

By: /s/Richard Bruggeman
------------------------
       Richard Bruggeman Chief Financial Officer

Date: March 28 ,2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Larry E. Clark
        Larry E. Clark, Director

By: /s/ Richard Bruggeman
        Richard Bruggeman, Director

By: /s/ Ralph Henson
        Ralph Henson, Director

Date: March 28 ,2000