Form 10QSB
period 2001-03-31
INMEDICA DEVELOPMENT CORP
filed 2001-05-15
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10 - QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2001

                           Commission File No. 0-12968

                        INMEDICA DEVELOPMENT CORPORATION
                        --------------------------------
       (Exact name of small business issuer as specified in its charter)


             Utah                                     87-0397815
    -----------------------------                   --------------
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




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No[ ]

The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of May 12, 2001 was 15,984,613 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET


                              ASSETS

                                              As of
                                          March 31, 2001
                                           (Unaudited)
                                           ------------

        CURRENT ASSETS:
           Cash                            $     2,454
           Prepaid expenses                      11,507
                                           ------------

                Total current assets             13,961

        EQUIPMENT AND FURNITURE,
          at cost, less accumulated
          depreciation of $252,935                   55

        OTHER ASSETS                              2,196
                                           ------------


                Total assets               $     16,212
                                           ============




            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (Continued)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                          As of
                                                        March 31,
                                                          2001
                                                       -----------
                                                       (Unaudited)
        CURRENT LIABILITIES:
           Related party notes payable
              and accrued interest                         298,082
           Related party consulting fees
            payable and accrued interest               $   213,412
           Accounts payable                                 57,375
           Note payable and accrued interest                11,610
           Preferred stock dividends payable                10,705
           Accrued payroll                                     792

                Total current liabilities                  591,976
                                                       -----------
        STOCKHOLDERS' DEFICIT:
           Preferred stock,  10,000,000
            shares  authorized;   Series  A
            preferred  stock,   cumulative  and
            convertible,  $4.50 par value,
            1,000,000 shares
            designated,  21,016 shares
            issued and outstanding                          94,573
           Common stock, $.001 par value;
            20,000,000 shares authorized,
            8,847,409 issued and outstanding                 8,847
           Additional paid-in capital                    6,925,019
           Accumulated deficit                          (7,604,203)
                                                       -----------
                Total stockholders'
                 deficit                                  (575,764)
                                                       -----------
                Total liabilities and
                 stockholders' deficit                 $    16,212
                                                       ===========



            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                               For the Three
                                                Months Ended
                                                  March 31,
                                              2001        2000
                                           ----------  -----------
                                                (Unaudited)

          ROYALTY REVENUES                 $      640         -
                                           ----------  -----------
          OPERATING EXPENSES:
            General and
             administrative                    60,026       61,410
            Research and
             development                        5,234        4,061
                                           ----------  -----------
              Total operating expenses         65,260       65,471
                                           ----------  -----------
          LOSS FROM OPERATIONS                (64,620)     (65,471)
                                           ----------  -----------
          OTHER INCOME (EXPENSE):
            Miscellaneous income                    3            4
            Interest expense                  (10,362)      (4,045)
                                           ----------  -----------

             Total other expense              (10,359)      (4,041)
                                           ----------  -----------
          NET LOSS                            (74,979)     (69,512)

          PREFERRED STOCK DIVIDEND             (1,891)      (2,282)
                                           ----------  -----------
          NET LOSS APPLICABLE TO
           COMMON SHARES                   $  (76,870)     (71,794)
                                           ==========  ===========
          Net loss per common share
            (basic and diluted)            $     (.01) $      (.01)
                                           ==========  ===========
          Weighted average number

            of common shares outstanding    8,847,409    8,735,899
                                           ==========  ===========



            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                            For the Three
                                                            Months Ended
                                                               March 31,
                                                          2001         2000
                                                       -----------  ----------
                                                             (Unaudited)

     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                        $   (74,979) $  (69,512)
       Adjustments to reconcile net
         loss to net cash used in
         operating activities-
           Depreciation                                         16         152
           Change in assets and liabilities-
             Decrease in royalties receivable                    -      57,120
             Decrease in prepaid expenses                    4,500       4,500
             Increase in consulting fee payable
               to related party                             18,409      10,000
             Decrease in accounts payable                   (8,083)    (10,207)
             Decrease in accrued payroll                    (6,983)       (164)
             Decrease in notes payable                      (3,200)     (3,600)
             Increase in related-party
               payable                                       5,678      23,769
                                                       -----------  ----------

               Net cash (used in) provided by
                  operating activities                     (64,642)     12,058
                                                       -----------  ----------
       CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from borrowings on note payable
         and notes payable to related parties               58,000           -
                                                       -----------  ----------

         Net Cash provided by financing activites           58,000           -
                                                       -----------  ----------

       NET (DECREASE) INCREASE  IN CASH                     (6,642)     12,058

       CASH AT BEGINNING OF PERIOD                           9,096        --
                                                       -----------  ----------
       CASH AT END OF PERIOD                           $     2,454  $   12,058
                                                       ===========  ==========


            See notes to condensed consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310b of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated statements include the accounts of InMedica Development Corporation and its then wholly owned subsidiary, MicroCor, Inc. ("MicroCor"). All material intercompany accounts and transactions have been eliminated.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 2000.

Royalties received from the Johnson and Johnson agreement terminated during 2000. The Company generated a net loss from operations of $74,979 during the period ended March 31, 2001 and as of March 31, 2001, the Company had an accumulated deficit of $7,604,203 and negative working capital of $578,015. During the quarter ended March 31, 2001, the Company was funded primarily from loans from related parties. The Company's continued existence is dependent upon its ability to achieve a viable operating plan. The Company will be reliant upon funding from the Chi Lin Technologies Co. Ltd. to operate during 2001.

Note B -- Subsequent Events

         Employment Agreements. InMedica Development Corporation ("InMedica" or the "Company") executed employment contracts with its Chief Executive Officer, Ralph Henson, and its Chief Financial Officer, Richard Bruggeman, on April 25, 2001. Mr. Henson's contract reaffirms the provisions of his prior contract (See 8-K of the Registrant dated December 1, 1999) except paragraphs one and two thereof which are amended and restated in their entirety to provide for his full time employment for the period April 1, 2001 until March 31, 2003. Compensation payable for his services during the period is $7,000 per month during the remainder of 2001 and $8,000 per month for the balance of the term of the contract. Mr. Henson is to continue as a member of the Board of Directors of InMedica. Mr. Henson was also separately granted the right to earn a finders fee of up to $15,000 for raising up to $1,000,000 for the Company. The fee is to be paid in restricted common stock of the Company valued at $.12 per share, for a maximum of 125,000 shares. Mr. Bruggeman's contract provides for his part time employment as the Chief Financial Officer of the Company from April 1, 2001 until March 31, 2003. He has the option to increase the employment to full time if warranted by the Company's business, at a compensation to be negotiated. Compensation under the contract is $3,500 per month beginning April 1, 2001 for the balance of the year 2001 and thereafter $4,000 per month for the remaining term of the contract.

         Settlement of Loans and Other Payables. The Company has also executed two promissory notes dated April 26, 2001, payable to its Chairman, Larry E. Clark. The first note documents a series of existing loans from Mr. Clark to the Company of $262,250 principal and $26,899.23 accrued interest. The note is due in three payments as follows: on or before May 31, 2001, $150,000, on or before July 15, 2001, $75,000 and the balance on or before October 15, 2001. The second note documents an additional loan from Mr. Clark to the Company of $10,000 principal and $1,331.74 accrued interest. The note is due in two payments as follows: on or before May 31, 2001, $5,000 and the balance on or before July 15, 2001. Accrued interest is included in the notes through May 31, 2001. Thereafter interest accrues at 10% per annum. Effective April 25, 2001, the Company paid Mr. Clark for accrued consulting fees and accrued interest by issuing to his family trust 1,219,025 restricted common shares of InMedica in satisfaction of $123,992 consulting fees payable and $22,291 accrued interest on the fees. The Company also paid Mr. Bruggeman for accrued consulting fees and accrued interest by issuing to him 464,975 restricted common shares of InMedica in satisfaction of $52,000 consulting fees payable and $3,797 interest. Shares were issued at $.12 per share.

         Stock Purchase Agreement and Development, Licensing and Manufacturing Agreement. On May 10, 2001 the Company entered into a Stock Purchase Agreement and Development, Licensing and Manufacturing Agreement with Chi Lin Technology Co. Ltd. ("Chi Lin")of the Republic of China (Taiwan). Pursuant to the Stock Purchase Agreement, the Company issued 5,328,204 shares of its restricted common stock to Chi Lin and caused its subsidiary, MicroCor, Inc. ("MicroCor")to issue 29,420 shares of its restricted common stock to Chi Lin. Following these transactions, Chi Lin owned 33.3% of InMedica and 20% of MicorCor. The Company has also issued 125,000 restricted shares of common stock to Ralph Henson in connection with this transaction as payment of a finders fee.

         In consideration of the stock issuances, Chi Lin gave InMedica its Promissory Notes committing to pay InMedica and MicroCor a total of $500,000 each according to the following schedule: $150,000 to each company on or before May 31, 2001, $75,000 to each company on or before July 1, 2001, $75,000 to each company on or before October 31, 2001, $50,000 to each company on or before January 1, 2002, $50,000 to each company on or before April 1, 2002, $50,000 to each company on or before July 1, 2002 and $50,000 to each company on or before October 1, 2002. Chi Lin was also granted anti-dilution rights permitting it to purchase additional shares to maintain its one third percentage ownership in the event InMedica issued additional shares. Chi Lin also has the right to receive additional shares to maintain its percentage ownership in the event any outstanding options are exercised. The agreement also provides that Chi Lin has the right to nominate two of five directors on the board of directors. InMedica may not increase the size of the board to more than five without the prior consent of Chi Lin.

         The Company also simultaneously entered into a Development, Licensing and Manufacturing Agreement with Chi Lin pursuant to which InMedica granted Chi Lin a world-wide license to develop and manufacture products based on the hematocrit technology. The primary product to be developed is a device capable of hematocrit measurement. The agreement also grants Chi Lin the exclusive license to distribute the products in Australia, New Zealand, and the countries of Asia (excluding Russia and the Middle East). InMedica retained distribution rights in other areas of the world.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

For the quarters ended March 31, 2000 and March 31, 2001, liquidity was generated primarily from borrowing from affiliates. Royalty income has now terminated. On May 10, 2001 the Company entered into a Stock Purchase Agreement with Chi Lin Technology Co. Ltd. ("Chi Lin")of the Republic of China (Taiwan). Pursuant to the Stock Purchase Agreement, the Company issued 5,328,204 shares of its restricted common stock to Chi Lin and caused its subsidiary, MicroCor, Inc. ("MicroCor")to issue 29,420 shares of its restricted common stock to Chi Lin. In consideration of the stock issuances, Chi Lin gave InMedica its Promissory Notes committing to pay InMedica and MicroCor a total of $500,000 each according to the following schedule: $150,000 to each company on or before May 31, 2001, $75,000 to each company on or before July 1, 2001, $75,000 to each company on or before October 31, 2001, $50,000 to each company on or before January 1, 2002, $50,000 to each company on or before April 1, 2002, $50,000 to each company on or before July 1, 2002 and $50,000 to each company on or before October 1, 2002. The Company is dependent upon receipt of these payments to continue to operate and retire obligations as they come due. See also Part II "Other Information"
Item 5 for further information regarding obligations to employees and retirement of accrued obligations to employees and related party loans. These obligations have been funded by issuance of restricted common stock or are expected to be funded from payments received from Chi Lin pursuant to the promissory notes.

Results of Operations

During 2000, the Company's revenue recognition policy required sales information upon which royalties were calculated to have been received and that cash receipts be assured prior to recording revenue. For that reason no revenues were recognized during the first quarter of 2000. During the first quarter of 2001, all material royalty revenues had terminated. InMedica has a stockholders' deficit of $575,764 and an accumulated deficit of $7,604,203 as of March 31, 2001. InMedica is dependent upon successful completion of research and development and manufacturing by Chi Lin Technologies Co. Ltd. and upon successful marketing of its hematocrit device before it may expect to receive revenues from operations.

The loss from operations of $64,620 for the quarter ended March 31, 2001 compared to $65,741 for the quarter ended March 31, 2000 resulted from general and administrative expenses ($60,026) and research and development expenses($5,234) being incurred while at the same time there were no revenues. Research and development expense was minimal as the termination of royalty income limited available cash during the quarter. General and administrative expense remained essentially constant compared to the same period of the prior year.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:
         None

Item 2.  Changes in Securities:
         None

Item 3.  Defaults Upon Senior Securities:
         None

Item 4.  Submission of Matters to a Vote of Security Holders:
         None

Item 5.  Other Information:

         See Note B - "Subsequent Events"

Item 6.  Exhibits and Reports on Form 8-K:

         Form 8-K: The Company filed a report on Form 8-K on May 10, 2001 reporting the Employment Agreements and the Settlement of Loans and Other Payables referred to in Note B - "Subsequent Events".

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INMEDICA DEVELOPMENT CORPORATION


Dated: May  14, 2001
--------------------
                                By /s/ Ralph Henson
                                -------------------
                                       Ralph Henson, CEO

                                By /s/ Richard Bruggeman
                                ------------------------
                                       Richard Bruggeman, Treasurer

                                    EXHIBITS

Exhibits filed with the Form 10-QSB of InMedica Development Corporation, SEC File No. 0-12968:


Exhibit No.      SB Item No.       Description
-----------      -----------       -----------

   1              10               Stock Purchase Agreement between
                                   InMedica Development Corporation and
                                   Chi Lin Technology Co. Ltd. dated
                                   May 10, 2001

   2              10               Development, Licensing and
                                   Manufacturing Agreement between
                                   InMedica Development Corporation and
                                   Chi Lin Technolgy Co. Ltd. dated May
                                   10, 2001.