Form 10QSB
period 2001-06-30
INMEDICA DEVELOPMENT CORP
filed 2001-08-14
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                  Form 10 - QSB


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2001


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


The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of August 9, 2001 was 15,984,613 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET



                      ASSETS
                      ------


                                      As of June
                                       30, 2001
                                     -----------
                                     (Unaudited)

CURRENT ASSETS:
   Cash                              $   153,547
   Prepaid expenses                        7,007
                                     -----------

        Total current assets             160,554

EQUIPMENT AND FURNITURE,
   at cost, less accumulated
   depreciation of $252,951                   39





OTHER ASSETS                               2,196
                                    ------------


        Total assets                $    162,789
                                    ============


            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED BALANCE SHEET(CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                       As of June 30,
                                            2001
                                        -----------
                                        (Unaudited)
CURRENT LIABILITIES:
   Related party notes payable
     and accrued interest                   152,799
   Accounts payable                           5,900
   Note payable and accrued interest          1,600
   Preferred stock dividends payable         12,597
   Accrued payroll                              792
                                        -----------

        Total current liabilities           173,688
                                        -----------

MINORITY INTEREST                           139,099
                                        -----------

STOCKHOLDERS' DEFICIT:
   Preferred stock, 10,000,000
    shares  authorized;  Series A
    preferred  stock,  cumulative and
    convertible, $4.50 par value,
    1,000,000 shares designated,
    21,016 shares outstanding                94,573
   Common stock, $.001 par value;
    20,000,000 shares authorized,
    15,984,613 issued and outstanding        15,985
   Stock subscription receivable           (550,000)
   Additional paid-in capital             8,079,247
   Accumulated deficit                   (7,789,803)
                                        -----------

        Total stockholders'
         deficit                           (149,998)
                                        -----------
        Total liabilities and
         stockholders' deficit          $   162,789
                                        ===========


            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the Three                  For the Six
                                           Months Ended                   Months Ended
                                             June 30,                        June 30,
                                  ----------------------------    ----------------------------
                                       2001           2000            2001           2000
                                  ------------    ------------    ------------    ------------
                                           (Unaudited)                    (Unaudited)
ROYALTY REVENUES                  $       --      $     31,200    $        640    $     31,200
                                  ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  General and
   administrative                      181,574          46,104         241,600         107,514
  Research and
   development                           2,430          15,762           7,664          19,823
                                  ------------    ------------    ------------    ------------
  Total operating expenses             184,004          61,866         249,264         127,337
                                  ------------    ------------    ------------    ------------


LOSS FROM OPERATIONS                  (184,004)        (30,666)       (248,624)        (96,137)
                                  ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest income                            4               6               7              10
  Interest expense                      (6,764)         (4,074)        (17,126)         (8,119)
                                  ------------    ------------    ------------    ------------
  Total other expense                   (6,760)         (4,068)        (17,119)         (8,109)
                                  ------------    ------------    ------------    ------------


  Loss before minority interest       (190,764)        (34,734)       (265,743)       (104,246)

  Minority interest                      7,056            --             7,056            --
                                  ------------    ------------    ------------    ------------

  Net Loss                            (183,708)        (34,734)       (258,687)       (104,246)

  Preferred stock dividends             (1,892)         (2,282)         (3,783)         (4,564)
                                  ------------    ------------    ------------    ------------

  Net Loss applicable to
    Common stockholders               (185,600)        (37,016)       (262,470)       (108,810)

  Net loss per common share
    (basic and diluted)           $       (.01)   $       (.00)   $       (.02)   $       (.01)
                                  ============    ============    ============    ============
  Weighted average number
     of common shares
     outstanding                    13,124,963       8,749,384      10,998,002       8,737,566
                                  ============    ============    ============    ============

            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                For the Six Months Ended
                                                       June 30,
                                                    2001         2000
                                                 ---------    ---------
                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $(258,687)   $(104,246)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities-
      Depreciation                                      32          304
      Issuance of stock for consulting fees        105,450         --
      Minority interest                             (7,056)        --
      Change in assets and liabilities-
          Decrease in royalties receivable            --         57,120
          Decrease in prepaid expenses               9,000        9,000
          Increase in consulting fees payable
           to related party                           --         20,000
          Increase (decrease)in accounts
           payable                                 (59,558)      16,931
          Decrease in accrued payroll               (6,983)        (164)
          Decrease in notes payable & interest     (13,210)      (1,462)
                                                 ---------    ---------

          Net cash used in
           operating activities                   (231,012)      (2,517)
                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of InMedica common stock                     225,000       30,000
 Sale of MicroCor common stock                     225,000         --
 Proceeds from borrowing on notes payable
    and notes payable to related parties            58,000       27,137
 Payments on related-party notes
    payable and interest                          (132,537)        --
                                                 ---------    ---------
       Net cash provided by
         financing activities                      375,463       57,137
                                                 ---------    ---------

NET INCREASE IN CASH                               144,451       54,620
CASH AT BEGINNING OF THE PERIOD                      9,096         --
                                                 ---------    ---------
CASH AT END OF THE PERIOD                        $ 153,547    $  54,620
                                                 =========    =========

            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A-Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310b of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated statements include the accounts of InMedica Development Corporation and its subsidiary, MicroCor, Inc. ("MicroCor"). All material intercompany accounts and transactions have been eliminated.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 2000.

Royalties received from the Johnson and Johnson agreement terminated during 2000. The Company generated a net loss of $183,708 and $258,687 during the three and six month periods ended June 30, 2001, respectively. As of June 30, 2001, the Company had an accumulated deficit of $7,789,803 and negative working capital of $13,134. During the quarter ended June 30, 2001, the Company was funded primarily from stock sales to Chi Lin Technologies Co. Ltd. and issuance of stock to satisfy accrued payroll and other liabilities. The Company's continued existence is dependent upon its ability to achieve a viable operating plan.

Note B - Significant Events

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

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Settlement of Loans and Other Payables. The Company also executed two promissory notes dated April 26, 2001, payable to its Chairman, Larry E. Clark. The first note documents a series of existing loans from Mr. Clark to the Company of $262,250 principal and $26,899 accrued interest. The note is due in three payments as follows: on or before May 31, 2001, $150,000, on or before July 15, 2001, $75,000 and the balance on or before October 15, 2001. The second note documents an additional loan from Mr. Clark to the Company of $10,000 principal and $1,332 accrued interest. The note is due in two payments as follows: on or before May 31, 2001, $5,000 and the balance on or before July 15, 2001. Accrued interest is included in the notes through May 31, 2001. Thereafter interest accrues at 10% per annum. As of June 30, 2001, Mr. Clark was owed $139,150 under the note agreements. Effective April 25, 2001, the Company paid Mr. Clark for accrued consulting fees and accrued interest by issuing to his family trust 1,219,025 restricted common shares of InMedica in satisfaction of $123,992 consulting fees payable and $22,291 accrued interest on the fees. The Company also paid Mr. Bruggeman for accrued consulting fees and accrued interest by issuing to him 464,975 restricted common shares of InMedica in satisfaction of $52,000 consulting fees payable and $3,797 interest. Shares were issued at $.12 per share. The estimated fair value of the shares issued to Mr. Clark and Mr. Bruggeman on April 25, 2001 was $.17 per share and accordingly, the Company recorded additional compensation expense of $84,200.

Stock Purchase Agreement and Development, Licensing and Manufacturing Agreement. On May 10, 2001 the Company entered into a Stock Purchase Agreement and Development, Licensing and Manufacturing Agreement with Chi Lin Technology Co. Ltd. ("Chi Lin")of the Republic of China (Taiwan). Pursuant to the Stock Purchase Agreement, the Company issued 5,328,204 shares of its restricted common stock to Chi Lin and caused its subsidiary, MicroCor, Inc. ("MicroCor")to issue

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

29,420 shares of its restricted common stock to Chi Lin. Following these transactions, Chi Lin owned 33.3% of InMedica and 20% of MicorCor. The Company has also issued 125,000 restricted shares of common stock to Ralph Henson in connection with this transaction as payment of a finders fee and recorded expense of $21,250. In consideration of the stock issuances, Chi Lin gave InMedica its Promissory Notes committing to pay InMedica and MicroCor a total of $500,000 each according to the following schedule: $150,000 to each company on or before May 31, 2001, $75,000 to each company on or before July 1, 2001, $75,000 to each company on or before October 1, 2001, $50,000 to each company on or before January 1, 2002, $50,000 to each company on or before April 1, 2002, $50,000 to each company on or before July 1, 2002 and $50,000 to each company on or before October 1, 2002. As of June 30, 2001, InMedica and MircoCor had each received payments of $225,000 from Chi Lin. The remaining aggregate due to InMedica and MicroCor of $550,000 is reflected as a stock subscription receivable in the accompanying consolidated financial statements. Chi Lin was also granted anti-dilution rights permitting it to purchase additional shares to maintain its one third percentage ownership in the event InMedica issued additional shares. Chi Lin also has the right to receive additional shares to maintain its percentage ownership in the event any outstanding options are exercised. The agreement also provides that Chi Lin has the right to nominate two of five directors on the board of directors. InMedica may not increase the size of the board to more than five without the prior consent of Chi Lin. The Company also simultaneously entered into a Development, Licensing and Manufacturing Agreement with Chi Lin pursuant to which InMedica granted Chi Lin a world-wide license to develop and manufacture products based on the hematocrit technology. The primary product to be developed is a device capable of hematocrit measurement. The agreement also grants Chi Lin the exclusive license to distribute the products in Australia, New Zealand, and the countries of Asia (excluding Russia and the Middle East). InMedica retained distribution rights in other areas of the world.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Liquidity and Capital Resources
-------------------------------

On May 10, 2001 the Company entered into a Stock Purchase Agreement with Chi Lin Technology Co. Ltd. ("Chi Lin")of the Republic of China (Taiwan). Pursuant to the Stock Purchase Agreement, the Company issued 5,328,204 shares of its restricted common stock to Chi Lin and caused its subsidiary, MicroCor, Inc. ("MicroCor")to issue 29,420 shares of its restricted common stock to Chi Lin. In consideration of the stock issuances, Chi Lin gave InMedica its Promissory Notes committing to pay InMedica and MicroCor a total of $500,000 each according to the following schedule: $150,000 to each company on or before May 31, 2001, $75,000 to each company on or before July 1, 2001, $75,000 to each company on or before October 1, 2001, $50,000 to each company on or before January 1, 2002, $50,000 to each company on or before April 1, 2002, $50,000 to each company on or before July 1, 2002 and $50,000 to each company on or before October 1, 2002. The Company is dependent upon receipt of these payments to continue to operate and retire obligations as they come due. To date all payments have been timely received.

The Company also executed two promissory notes dated April 26, 2001, payable to its Chairman, Larry E. Clark. The first note documents a series of existing loans from Mr. Clark to the Company of $262,250 principal and $26,899 accrued interest. The note is due in three payments as follows: on or before May 31, 2001, $150,000, on or before July 15, 2001, $75,000 and the balance on or before October 15, 2001. The second note documents an additional loan from Mr. Clark to the Company of $10,000 principal and $1,332 accrued interest. The note is due in two payments as follows: on or before May 31, 2001, $5,000 and the balance on or before July 15, 2001. Accrued interest is included in the notes through May 31, 2001. Thereafter interest accrues at 10% per annum. To date, all payments on the notes are current.

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

Results of Operations
---------------------

InMedica is dependent upon successful completion of research and development and manufacturing by Chi Lin Technologies Co. Ltd. and upon successful marketing of its hematocrit device before it may expect to receive revenues from operations. The net loss of $183,708 for the quarter ended June 30, 2001 compared to $34,734 for the quarter ended June 30, 2000 resulted primarily from a substantial increase in general and administrative expenses incident to the settlement of obligations of the Company through the issuance of restricted common stock.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:

         None

Item 2.  Changes in Securities:

         None

Item 3.  Defaults Upon Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

         None

Item 5.  Other Information:

         None

Item 6. Exhibits and reports on Form 8-K: The Company filed a report on form 8-K on May 10, 2001.

Exhibits:None

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

                                INMEDICA DEVELOPMENT CORPORATION


                                By: /s/ Ralph Henson
                                --------------------
                                        Ralph Henson, President


                                By: /s/ Richard Bruggeman
                                -------------------------
Date:  August 14, 2001                  Richard Bruggeman, Treasurer