Form 10QSB
period 2001-09-30
INMEDICA DEVELOPMENT CORP
filed 2001-11-14
CIK 726037

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10 - QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2001

                           Commission File No. 0-12968

                        INMEDICA DEVELOPMENT CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

                              -------------------


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


                              -------------------

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of October 19, 2001 was 15,984,613 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                      As of
                                September 30, 2001
                                ------------------
                                    (Unaudited)
CURRENT ASSETS:
   Cash                              $161,023
   Prepaid expenses                     2,507
                                     --------
   Total current assets               163,530

EQUIPMENT AND FURNITURE,
   at cost, less accumulated
   depreciation of $252,969                21

OTHER ASSETS                            2,196
                                     --------
   Total assets                      $165,747
                                     ========

           See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                           As of
                                                    September 30, 2001
                                                    ------------------
                                                        (Unaudited)
CURRENT LIABILITIES:
Related party notes payable
  and accrued interest                                 $    71,737
Accounts payable                                            11,580
Preferred stock dividends payable                           14,488
Accrued payroll                                                792
                                                       -----------
Total current liabilities                                   98,597
                                                       -----------
MINORITY INTEREST                                          145,323
                                                       -----------
STOCKHOLDERS' DEFICIT:
   Preferred stock, 10,000,000
      shares authorized; Series A
      preferred stock, cumulative and
      convertible, $4.50 par value,
      1,000,000 shares designated,
      21,016 shares outstanding                             94,573
   Common stock, $.001 par value;
      20,000,000 shares authorized, 15,984,613
      issued and outstanding                                15,985
   Stock subscription receivable                          (400,000)
   Additional paid-in capital                            8,064,248
   Accumulated deficit                                  (7,852,979)
                                                       -----------
         Total stockholders' deficit                       (78,173)
                                                       -----------
         Total liabilities and
            stockholders' deficit                      $   165,747
                                                       ===========

            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the Three                       For the Nine
                                            Months Ended                        Months Ended
                                            September 30,                       September 30,
                                   ------------------------------       -------------------------------
                                        2001             2000                2001               2000
                                   ------------      ------------       ------------       ------------
                                            (Unaudited)                           (Unaudited)

ROYALTY REVENUES                   $         --      $     15,680       $        640       $     46,880
                                   ------------      ------------       ------------       ------------
OPERATING EXPENSES:
  General and administrative             65,063            65,511            306,663            173,025
  Research and development                3,055             5,738             10,719             25,561
                                   ------------      ------------       ------------       ------------
Total operating expenses                 68,118            71,249            317,382            198,586
                                   ------------      ------------       ------------       ------------
LOSS FROM OPERATIONS                    (68,118)          (55,569)          (316,742)          (151,706)
                                   ------------      ------------       ------------       ------------
OTHER INCOME (EXPENSE):
Interest income                               9                 3                 16                 13
Interest expense                         (1,951)           (6,093)           (19,077)           (14,212)
                                   ------------      ------------       ------------       ------------
Total other expense                      (1,942)           (6,090)           (19,061)           (14,199)
                                   ------------      ------------       ------------       ------------
Loss before minority interest           (70,060)          (61,659)          (335,803)          (165,905)
Minority interest                         8,775                --             15,831                 --
                                   ------------      ------------       ------------       ------------
Net loss                                (61,285)          (61,659)          (319,972)          (165,905)
Preferred stock dividends                (1,891)           (2,282)            (5,674)            (6,846)
                                   ------------      ------------       ------------       ------------
Net loss applicable to
  Common stockholders                   (63,176)          (63,941)          (325,646)          (172,751)
                                   ============      ============       ============       ============
Net loss per common share
  (basic and diluted)              $       (.00)     $       (.01)      $       (.03)      $       (.02)
                                   ============      ============       ============       ============
Weighted average number of
  common shares outstanding
  (basic and diluted)                15,984,613         8,835,899         12,678,472          8,769,965
                                   ============      ============       ============       ============

            See notes to condensed consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                  For the Nine Months Ended
                                                        September 30,
                                                     2001           2000
                                                  ---------       ---------
                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $(319,972)      $(165,905)
  Adjustments to reconcile net loss to net
    cash used in operating activities-
      Depreciation                                       50             456
      Issuance of stock for consulting fees         105,450              --
      Minority interest                             (15,831)             --
      Change in assets and liabilities-
        Decrease in royalties receivable                 --          57,120
        Decrease in prepaid expenses                 13,500          13,500
        Increase in consulting fees payable
          to related party                               --          42,000
        (Decrease) increase in accounts
          payable                                   (53,878)          1,889
        Decrease in accrued payroll                  (6,983)           (164)
                                                  ---------       ---------
         Net cash used in operating activities     (277,664)        (51,104)
                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                              600,000          30,000
  Proceeds from borrowing on notes payable
    and notes payable to related parties             58,000          32,371
  Payments on notes payable                         (14,810)           (900)
  Payments on related-party notes
    payable                                        (213,599)             --
                                                  ---------       ---------
           Net cash provided by
             financing activities                   429,591          61,471
                                                  ---------       ---------
NET INCREASE IN CASH                                151,927          10,367
CASH AT BEGINNING OF THE PERIOD                       9,096              --
                                                  ---------       ---------
CASH AT END OF THE PERIOD                         $ 161,023       $  10,367
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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 2000.

Royalties received from the Johnson and Johnson agreement terminated during 2000. The Company generated a net loss of $61,285 and $319,972 during the three and nine month periods ended September 30, 2001, respectively. As of September 30, 2001, the Company had an accumulated deficit of $7,852,979 and working capital of $64,933. During the quarter ended September 30, 2001, the Company was funded primarily from stock sales to Chi Lin Technologies Co. Ltd. The Company's continued existence is dependent upon its ability to achieve a viable operating plan.

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

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

negotiated. Compensation under the contract is $3,500 per month beginning April 1, 2001 for the balance of the year 2001 and thereafter $4,000 per month for the remaining term of the contract.

The Company also executed two promissory notes dated April 26, 2001, payable to its Chairman, Larry E. Clark. The first note documents a series of existing loans from Mr. Clark to the Company of $262,250 principal and $26,899 accrued interest. The note is due in three payments as follows: $150,000 on or before May 31, 2001, $75,000 on or before July 15, 2001, and the balance on or before October 15, 2001. The second note documents an additional loan from Mr. Clark to the Company of $10,000 principal and $1,332 accrued interest. The note is due in two payments as follows: $5,000 on or before May 31, 2001, and the balance on or before July 15, 2001. Accrued interest is included in the notes through May 31, 2001. Thereafter interest accrues at 10% per annum. As of October 2001, all obligations to Mr. Clark have been paid.

On April 25, 2001, the Company paid Mr. Clark for accrued consulting fees and accrued interest by issuing to his family trust 1,219,025 shares of InMedica restricted common stock in satisfaction of $123,992 consulting fees payable and $22,291 accrued interest on the fees. The Company also paid Mr. Bruggeman for accrued consulting fees and accrued interest by issuing to him 464,975 shares of InMedica restricted common stock in satisfaction of $52,000 consulting fees payable and $3,797 interest. Shares were issued at $.12 per share. The estimated fair value of the shares issued to Mr. Clark and Mr. Bruggeman on April 25, 2001 was $.17 per share and accordingly, the Company recorded additional compensation expense of $84,200.

On May 10, 2001 the Company entered into a Stock Purchase Agreement and Development, Licensing and Manufacturing Agreement with Chi Lin Technology Co. Ltd. ("Chi Lin") of the Republic of China (Taiwan). Pursuant to the Stock Purchase Agreement, the Company issued 5,328,204 shares of its restricted common stock to Chi Lin and caused its subsidiary, MicroCor, Inc. ("MicroCor")to issue 29,420 shares of its restricted common stock to Chi Lin. Following these transactions, Chi Lin owned 33.3% of InMedica and 20% of MicorCor. The Company also issued 125,000 restricted shares of common stock to Ralph Henson in connection with this transaction as payment of a finders fee and recorded expense of $21,250. In consideration of the stock issuances, Chi Lin gave InMedica its Promissory Notes committing to pay InMedica and MicroCor a total of $500,000 each according to the following schedule: $150,000 to each company on or before May 31, 2001, $75,000 to each company on or before July 1, 2001, $75,000 to each company on or before October 1, 2001, $50,000 to each company on or before January 1, 2002, $50,000 to each company on or before April 1, 2002, $50,000 to each company on or before July 1, 2002 and $50,000 to each company on or before October 1, 2002. As of September 30, 2001, InMedica and MircoCor had each received payments of $300,000 from Chi Lin. The remaining aggregate due to InMedica and MicroCor of $400,000 is reflected as a stock subscription receivable in the accompanying consolidated financial statements. Chi Lin was also granted anti-dilution rights permitting it to purchase additional shares to maintain its one third percentage ownership in the event InMedica issued additional shares. Chi Lin also has the right

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

to receive additional shares to maintain its percentage ownership in the event any outstanding options are exercised. The agreement also provides that Chi Lin has the right to nominate two of five directors on the board of directors. InMedica may not increase the size of the board to more than five without the prior consent of Chi Lin. The Company also simultaneously entered into a Development, Licensing and Manufacturing Agreement with Chi Lin pursuant to which InMedica granted Chi Lin a world-wide license to develop and manufacture products based on the hematocrit technology. The primary product to be developed is a device capable of hematocrit measurement. The agreement also grants Chi Lin the exclusive license to distribute the products in Australia, New Zealand, and the countries of Asia (excluding Russia and the Middle East). InMedica retained distribution rights in other areas of the world.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

On May 10, 2001 the Company entered into a Stock Purchase Agreement with Chi Lin Technology Co. Ltd. ("Chi Lin") of the Republic of China (Taiwan). Pursuant to the Stock Purchase Agreement, the Company issued 5,328,204 shares of its restricted common stock to Chi Lin and caused its subsidiary, Microcor, Inc. ("MicroCor") to issue 29,420 shares of its restricted common stock to Chi Lin. In consideration of the stock issuances, Chi Lin gave InMedica Promissory Notes committing to pay InMedica and MicroCor a total of $500,000 each according to the following schedule: $150,000 to each company on or before May 31, 2001, $75,000 to each company on or before July 1, 2001, $75,000 to each company on or before October 1, 2001, $50,000 to each company on or before January 1, 2002, $50,000 to each company on or before April 1, 2002, $50,000 to each company on or before July 1, 2002 and $50,000 to each company on or before October 1, 2002. The Company is dependent upon receipt of these payments to continue to operate and retire obligations as they come due. To date, payments have been received as scheduled.

The Company also executed two promissory notes dated April 26, 2001, payable to its Chairman, Larry E. Clark. The first note documents a series of existing loans from Mr. Clark to the Company for $262,250 principal and $26,899 accrued interest. The note is due in three payments as follows: $150,000 on or before May 31, 2001, $75,000 on or before July 15, 2001 and the balance on or before October 15, 2001. The second note documents an additional loan from Mr. Clark to the Company of $10,000 principal and $1,332 accrued interest. The note is due in two payments as follows: $5,000 on or before May 31, 2001 and the balance on or before July 15, 2001. Accrued interest is included in the notes through May 31, 2001. Thereafter interest accrues at 10% per annum. As of October 2001, all obligations to Mr. Clark have been paid.

On April 25, 2001, the Company paid Mr. Clark for accrued consulting fees and accrued interest by issuing to his family trust 1,219,025 shares of InMedica restricted common stock in satisfaction of $123,992 consulting fees payable and $22,291 accrued interest on the fees. The Company also paid Mr. Bruggeman for accrued consulting fees and accrued interest by issuing to him 464,975 restricted common shares of InMedica in satisfaction of $52,000 consulting fees payable and $3,797 interest. Shares were issued at $.12 per share.

Results of Operations

InMedica is dependent upon successful completion of research and development and manufacturing by Chi Lin Technologies Co. Ltd. and upon successful marketing of its hematocrit device before it may expect to receive revenues from operations. The net loss for the quarter ended September 30, 2001 was comparable to the net loss for the quarter ended September 30, 2000. The net loss for the nine months ended September 30, 2001 increased by $154,067 primarily due to a substantial increase in general and administrative expenses incident to the settlement of obligations of the Company through the issuance of restricted common stock.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Changes in Securities: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and reports on Form 8-K: None

Exhibits: None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INMEDICA DEVELOPMENT CORPORATION

By: /s/ Ralph Henson
   ---------------------------
Ralph Henson, President


By: /s/ Richard Bruggeman
   ---------------------------
Richard Bruggeman, Treasurer



Dated: November 13, 2001