Form 10KSB
period 2001-12-31
INMEDICA DEVELOPMENT CORP
filed 2002-03-25
CIK 726037

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934
                      For the Year Ended December 31, 2001

                           Commission File No. 0-12968

                        INMEDICA DEVELOPMENT CORPORATION

                  Utah                               87-0397815
        ------------------------        -----------------------------------
        (State of Incorporation)        (I.R.S. Employer Identification No.)

                         825 North 300 West, Suite N132
                           Salt Lake City, Utah 84103
                                 (801) 521-9300

           Securities Registered Pursuant to Section 12(g) of the Act:
                                                Name of Each Exchange
              Title of Each Class                on which Registered
              -------------------                ---------------------
                Common Stock, $.001 par value            None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. /X/ yes / / no Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB / /

Issuer's revenues for its most recent fiscal year: $640. The aggregate market value of voting stock held by non-affiliates of the registrant as of February 8, 2002 was approximately $893,128(1). The number of shares outstanding of the issuer's common stock, $.001 par value, as of February 8, 2002 was 15,984,613.

DOCUMENTS INCORPORATED BY REFERENCE: None

----------
(1) Based on 7,145,022 non-affiliate shares at $.125 per share, which was the average of the bid and asked price on that date.

                                     PART I

ITEM 1. BUSINESS GENERAL.

InMedica Development Corporation ("InMedica") was incorporated as a Utah corporation on June 16, 1983. During the last three fiscal years, InMedica's primary activity has been the operation of the business of MicroCor, Inc. ("MicroCor"), a wholly owned subsidiary. MicroCor was acquired effective December 31, 1985 and has engaged in the development or sale of certain medical technology products. However, royalty income received by MicroCor from the development and sale of technology has now ceased. (See "Results of Operations").

On May 10, 2001 the Company entered into a Stock Purchase Agreement and Development, Licensing and Manufacturing Agreement (the "Agreement") with Chi Lin Technology Co. Ltd. ("Chi Lin") of the Republic of China ("Taiwan"). Pursuant to the Stock Purchase Agreement, the Company issued 5,328,204 shares of its restricted common stock to Chi Lin and caused its subsidiary, MicroCor, Inc. ("MicroCor") to issue 29,420 shares of its restricted common stock to Chi Lin. Following these transactions, Chi Lin owned 33.3% of InMedica and 20% of MicroCor. The Company also issued 125,000 restricted shares of common stock to Ralph Henson in connection with this transaction as payment of a finder's fee and recorded expense of $21,250.

In consideration of the stock issuances, Chi Lin gave InMedica its Promissory Notes committing to pay InMedica and MicroCor a total of $500,000 each according to the following schedule: $150,000 to each company on or before May 31, 2001, $75,000 to each company on or before July 1, 2001, $75,000 to each company on or before October 1, 2001, $50,000 to each company on or before January 1, 2002, $50,000 to each company on or before April 1, 2002, $50,000 to each company on or before July 1, 2002 and $50,000 to each company on or before October 1, 2002. As of December 31, 2001, InMedica and MicroCor had each received payments of $350,000 from Chi Lin. Remaining aggregate payments of $150,000 each are due to InMedica and MicroCor during the year 2002.

The Agreement also granted Chi Lin anti-dilution rights permitting it to purchase additional shares to maintain its one third percentage ownership in the event InMedica issued additional shares. Chi Lin also has the right to receive additional shares to maintain its percentage ownership in the event any outstanding options are exercised. The agreement also provides that Chi Lin has the right to nominate two of five directors on the board of directors. InMedica may not increase the size of the board to more than five without the prior consent of Chi Lin. Effective December 21, 2001 the Company appointed two new directors nominated by Chi Lin pursuant to the above agreement. See "Officers and Directors."

The Company also entered into a Development, Licensing and Manufacturing Agreement with Chi Lin pursuant to which InMedica granted Chi Lin a world-wide license to develop and manufacture products based on the hematocrit technology. The primary product to be developed is a device capable of non-invasive hematocrit measurement. The agreement also grants Chi Lin the exclusive license to distribute the products in Australia, New Zealand, and the countries of Asia (excluding Russia and the Middle East). InMedica retained distribution rights in other areas of the world.

NOTE RECEIVABLE. In June 2000, the Company licensed its hematocrit technology to an unrelated entity in exchange for a note receivable of $150,000, due June 19, 2001. On June 19, 2001, the entity defaulted on the note and the entity subsequently granted the Company a secured note receivable for $165,000 (the "Note") that represents the outstanding principle and accrued interest as of December 19, 2001. The Note bears interest at 10% annually and is due on June 19, 2002. The Note is secured by all tangible and intangible assets of the entity. As collection of the Note is uncertain, it has been fully reserved in the consolidated financial statements.

PRINCIPAL PRODUCTS. During the years 1986 and 1987, MicroCor developed, manufactured and marketed a portable electrocardiograph ("ECG") monitor. About 450 units were manufactured and sold. In July 1989, MicroCor signed a research and development contract with Critikon (a predecessor to Johnson & Johnson Medical, Inc.) to develop a medical instrument which would incorporate and enhance the technologies already developed in the MicroCor portable ECG monitor and combine them with technologies developed by Critikon. The research and development portion of the contract was completed in July 1990, and resulted in the design of a new product line. The product line was successfully marketed by Johnson & Johnson Medical, Inc. during the 1990's, providing royalty income to InMedica. The product line has now been phased out and the royalty income has ceased.

PRODUCT DEVELOPMENT. For the past 11 years, the Company has conducted research or engaged in fund raising to support development of a method for measuring hematocrit non-invasively (without drawing blood) and has applied for patents covering this technology. Hematocrit is the percentage of blood volume made up by red blood cells and is a common laboratory test currently performed invasively by drawing a blood sample from the patient. During May 1997, the Company employed Dr. Gail Billings, a bio-medical researcher and, effective August 29, 1997, the Company engaged Medical Physics, Inc., a biomedical research company located in Salt Lake City, Utah to conduct further research and development on the project. The researchers engaged in additional research through 1998. During 1999, the researchers completed production of a transportable prototype device for use in demonstrating the technology. See "Business General" for a description of a Development, Licensing and Manufacturing Agreement with Chi Lin Technologies Co. Ltd. entered into during 2001.

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

PATENTS. As of December 12, 1995, the Company's application for a patent entitled "Method and Apparatus for Non-Invasively Determining Hematocrit," was allowed by the U.S. Patent Office and the Patent issued on June 18, 1996 with a term of 17 years. The Company was also issued an additional patent that claims priority from October 4, 1990, the date of filing of the Company's "Method and Apparatus for Non-Invasively Determining Hematocrit". The patent term runs from October 4, 1990 for a period of 17 years. As of October 3, 2000, the Company was issued a third patent called "System and Method for Invivo Hematocrit Measurement Using Impedence and Pressure Plethysmography." The Company filed for a continuation of the third patent in June, 2000.

RAW MATERIALS. Materials and electronic components used in the production and development of ECG monitors and like products are components readily available through various suppliers.

COMPETITION. InMedica is not presently a significant competitive factor in the medical products industry. The medical products industry is dominated by large and well established corporations with vastly greater financial and personnel resources than those of InMedica. There can be no assurance that the products in which InMedica has an interest will be successfully developed and able to compete profitably in the marketplace. Further, there is no assurance that the Company will be able to complete research, development and marketing of its hematocrit technology in advance of any competitors that may be developing competing technologies.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs for the two years ended December 31, 2001 and 2000, were $ 13,786 and $55,059, respectively. None of the expenses were incurred on customer-sponsored research activities relating to the development of new products.

EMPLOYEES. InMedica and MicroCor had one full time and one part time employee as of December 31, 2001.

ITEM 2. PROPERTIES

The Company presently leases office space on a month to month basis located at 825 North 300 West, Suite N132, in Salt Lake City, Utah.

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

                                     Bid Price
     Quarter Ended             High               Low
                              ------             ------
     March 31, 2000           $  .44             $  .30
     June 30, 2000               .44                .28
     September 30, 2000          .38                .25
     December 31, 2000           .38                .10

     March 31, 2001              .13                .10
     June 30, 2001               .40                .12
     September 30, 2001          .20                .14
     December 31, 2001           .16                .11

On February 8, 2002, there were approximately 515 record holders of the InMedica Common Stock. Such record holders do not include individual participants in securities position listings. InMedica has not paid cash dividends on its Common Stock since organization. For the foreseeable future, InMedica expects that earnings, if any, will be retained for use in the business or be used to retire obligations of the Company.

Four stockholders own an aggregate of 21,016 shares of the Company's Series A Preferred Stock, which is 8% convertible preferred. There is no public market for the Series A Preferred Stock. Total aggregate annual dividends payable on the outstanding preferred stock for the year 2001 was $7,566 as of December 31, 2001. See Note 5 to the Consolidated Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  LIQUIDITY AND CAPITAL RESOURCES. During the year ended December 31, 2000, liquidity was generated primarily from borrowings from affiliates and from the sale of 100,000 shares of restricted common stock for $30,000. During the year 2001, liquidity was generated from the sale of stock by InMedica and its subsidiary MicroCor. Pursuant to a Stock Purchase Agreement (See "Business"), the Company issued 5,328,204 shares of its restricted common stock to Chi Lin Technologies, Inc. The Company's subsidiary, MicroCor, Inc. ("MicroCor"), issued an additional 29,420 shares of its restricted common stock to Chi Lin. In consideration of the stock issuances, Chi Lin gave InMedica its promissory notes to pay InMedica and MicroCor a total of $500,000 each according to the following schedule: $150,000 to each company on or before May 31, 2001, $75,000 to each company on or before July 1, 2001, $75,000 to each company on or before October 1, 2001, $50,000 to each company on or before January 1, 2002, $50,000 to each company on or before April 1, 2002, $50,000 to each company on or before July 1, 2002 and $50,000 to each company on or before October 1, 2002. As of December 31, 2001, InMedica and MicroCor had each received payments of $350,000 from Chi Lin. The amount of the transaction for InMedica and MicroCor combined was $1,000,000. The remaining amount due to InMedica of $150,000 is reflected as a stock subscription receivable in the consolidated financial statements. The remaining amount due MicroCor is reflected as a note receivable in the consolidated financial statements.

  The Company also issued common stock to satisfy obligations to insiders during 2001. (See "Certain Relationships and Related Transactions") The additional $300,000 of stock subscriptions receivable from Chi Lin are expected to provide minimum cash requirements for Company operations during the year 2002. Royalty income from J & J Medical, Inc. has now ceased. Borrowings from affiliates, if available, are not expected to be sufficient to provide future liquidity needs, retire debt and fund continued research and development. InMedica continues to look for other funding sources, however to date it has no commitments. Funds invested to develop the hematocrit device have been expensed as research and development.

  RESULTS OF OPERATIONS. InMedica incurred net losses in 2001 and 2000. The Company had an accumulated deficit of $7,929,019 as of December 31, 2001. Operating revenues have been derived only from royalties during the two-year period ended December 31, 2001. During the years ended December 31, 2001 and 2000 royalty revenue totaled $640 and $52,960, respectively. No further royalty revenues are expected from the J & J Medical, Inc. contract. The net loss for the year ended December 31, 2001 increased to $394,130 compared to the net loss of $288,251 for 2000, primarily due to a $52,320 decrease in royalty revenues during 2001 and an increase in total operating expenses of $86,918 during 2001. During 2001, the Company met its research and development and administrative expenditure requirements from existing cash and the issuance of stock. During 2001, research and development expense decreased $41,273 as research and development work was assumed by Chi Lin and interest expense decreased by $23,050 as debt and other obligations were satisfied by issuance of stock and cash payments.

ITEM 7. FINANCIAL STATEMENTS

                                                                    Beginning at Page
Independent Auditors' Report (Deloitte & Touche LLP)                         8

Report of Independent Public Accountants (Arthur Andersen LLP)               9

Consolidated Balance Sheet as of December 31, 2001                          10

Consolidated Statements of Operations for the
years ended December 31, 2001 and 2000                                      11

Consolidated Statements of Stockholders' Equity for the
years ended December 31, 2001 and 2000                                      12

Consolidated Statements of Cash Flows for the
years ended December 31, 2001 and 2000                                      13

Notes to Consolidated Financial Statements                                  14

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders of InMedica Development Corporation

We have audited the accompanying consolidated balance sheet of InMedica Development Corporation and subsidiary (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (all expressed in U.S. dollars). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Salt Lake City, Utah

January 16, 2002

Report of Independent Public Accountants

To InMedica Development Corporation:

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of InMedica Development Corporation (a Utah corporation) and subsidiary for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of InMedica Development Corporation and subsidiary and their cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring net loss, negative cash flows from operations and stockholders' deficit raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are discussed in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Arthur Andersen, LLP
Arthur Andersen, LLP

Salt Lake City, Utah
March 12, 2001

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY


CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2001
-----------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash                                                                                 $   106,739
   Securities available for sale                                                              2,196
   Prepaid expenses and other                                                                20,206
   Note receivable from Chi Lin                                                             150,000
                                                                                        -----------

TOTAL ASSETS                                                                            $   279,141
                                                                                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Related party consulting fees payable                                                $    18,000
   Note payable                                                                              14,000
   Accounts payable                                                                           3,629
   Accrued payroll                                                                            4,292
   Preferred stock dividends payable                                                          7,566
                                                                                        -----------

           Total current liabilities                                                         47,487
                                                                                        ===========
COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 5, and 7)

MINORITY INTEREST                                                                           175,857
                                                                                        -----------
STOCKHOLDERS' EQUITY:
   Preferred stock, 10,000,000 shares authorized; Series A cumulative convertible preferred stock, 8% cumulative, $4.50 par value, 1,000,000 shares designated,
     21,016 shares outstanding (aggregate liquidation preference of $102,137)                94,573
   Common stock, $.001 par value; 20,000,000 shares authorized,
     15,984,613 shares outstanding                                                           15,985
   Stock subscription receivable                                                           (150,000)
   Additional paid-in capital                                                             8,024,258
   Accumulated deficit                                                                   (7,929,019)
                                                                                        ===========

           Total stockholders' equity                                                        55,797
                                                                                        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $   279,141
                                                                                        ===========

See notes to the consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
-----------------------------------------------------------------------------------------------------
                                                                 2001                 2000
ROYALTY REVENUES                                             $      640           $   52,960
                                                             ----------           ----------
OPERATING EXPENSES:
  General and administrative                                    370,854              242,663
  Research and development                                       13,786               55,059
                                                             ==========           ==========

           Total operating expenses                             384,640              297,722
                                                             ----------           ----------

LOSS FROM OPERATIONS                                           (384,000)            (244,762)
                                                             ----------           ----------
OTHER INCOME (EXPENSE):
  Interest expense                                              (19,450)             (42,500)
  Other expenses, net                                           (15,957)                (989)
                                                             ==========           ==========

           Total other expense, net                             (35,407)             (43,489)
                                                             ----------           ----------

LOSS BEFORE MINORITY INTEREST                                  (419,407)            (288,251)

MINORITY INTEREST                                                25,287                    -
                                                             ----------           ----------

NET LOSS                                                       (394,120)            (288,251)

PREFERRED STOCK DIVIDENDS                                        (7,566)              (8,814)
                                                             ==========           ==========

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                   $ (401,686)          $ (297,065)
                                                             ==========           ==========

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)                $    (0.03)          $    (0.03)
                                                             ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (BASIC AND DILUTED)                            13,485,399            8,795,505
                                                             ==========           ==========

See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY ITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                     STOCK       ADDITIONAL
                                              PREFERRED STOCK                COMMON STOCK        SUBSCRIPTION      PAID IN
                                       ----------------------------  --------------------------    RECEIVABLE      CAPITAL
                                           SHARES        AMOUNT           SHARES        AMOUNT

Balance, January 1, 2000                   25,356   $   114,102         8,735,899    $    8,736                $    6,867,035

  Sale of common stock for cash                                           100,000           100                        29,900
  Conversion of Series A preferred
    stock to common stock                  (4,340)      (19,529)            6,510             6                        19,523
  Common stock issued to
    consultants for services                                                5,000             5                         1,870
  Common stock options granted
    to consultants for services                                                                                         6,691
  Preferred stock dividends
  Net loss
                                           ------   -----------        ----------    ----------  ------------  --------------

Balance, December 31, 2000                 21,016        94,573         8,847,409         8,847                     6,925,019

   Sale of common stock to Chi Lin
      Technologies (see Note 1)                                         5,328,204         5,329  $   (500,000)        494,671
   Gain on sale of subsidiary
      common stock                                                                                                    298,846
   Common stock issued to related
      party consultants                                                 1,809,000         1,809                       305,722
   Payments on stock subscription
      receivable                                                                                      350,000

   Preferred stock dividends

   Net loss
                                           ------   -----------        ----------    ----------  ------------  --------------
Balance, December 31, 2001
                                           21,016   $    94,573        15,984,613    $   15,985  $   (150,000) $    8,024,258
                                           ======   ===========        ==========    ==========  ============  ==============


                                                                            TOTAL
                                                                            STOCK-
                                                     ACCUMULATED           HOLDERS'
                                                       DEFICIT              EQUITY
                                                                          (DEFICIT)
Balance, January 1, 2000                         $   (7,230,268)       $  (240,395)

  Sale of common stock for cash                                             30,000
  Conversion of Series A preferred
    stock to common stock
  Common stock issued to
    consultants for services                                                 1,875
  Common stock options granted
    to consultants for services                                              6,691
  Preferred stock dividends                              (8,814)            (8,814)
  Net loss                                             (288,251)          (288,251)
                                                    -----------        -----------

Balance, December 31, 2000                           (7,527,333)          (498,894)

   Sale of common stock to Chi Lin
      Technologies (see Note 1)
   Gain on sale of subsidiary
      common stock                                                         298,846
   Common stock issued to related
      party consultants                                                    307,531
   Payments on stock subscription
      receivable                                                           350,000
   Preferred stock dividends                             (7,566)            (7,566)
   Net loss                                            (394,120)          (394,120)
                                                    -----------        -----------

Balance, December 31, 2001                       $   (7,929,019)       $    55,797
                                                    ===========        ===========

See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
----------------------------------------------------------------------------------------------------------------

                                                                                       2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $  (394,120)    $  (288,251)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                                           71             635
    Expense related to issuance of common stock
      and common stock options for services                                            104,119           8,566
    Minority interest in losses                                                        (25,287)              -
    Changes in assets and liabilities:
      Prepaid expenses and other                                                        (4,199)             44
      Decrease in royalties receivable                                                                  57,120
      Related party consulting fees payable                                             26,409          89,011
      Accrued interest on related party notes payable                                   18,100          18,904
      Accounts payable                                                                 (63,077)         27,560
      Accrued payroll                                                                   (3,483)          6,819
                                                                                   -----------     -----------
           Net cash used in operating activities                                      (341,467)        (79,592)
                                                                                   ===========     ===========
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings on note payable to related party                            39,900          58,688
   Payments on note payable to related party                                          (292,414)              -
   Proceeds from borrowings on note payable                                             18,000               -
   Payments on note payable                                                            (18,810)              -
   Proceeds from sale of common stock                                                        -          30,000
   Proceeds from stock subscription receivable                                         350,000               -
   Proceeds from note receivable from Chi Lin                                          350,000               -
   Preferred stock dividend                                                             (7,566)              -
                                                                                   ===========     ===========
           Net cash provided by financing activities                                   439,110          88,688
                                                                                   -----------     -----------

NET INCREASE IN CASH                                                                    97,643           9,096

CASH AT BEGINNING OF THE YEAR                                                            9,096            None
                                                                                   -----------     -----------

CASH AT END OF THE YEAR                                                            $   106,739     $     9,096
                                                                                   ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION - Cash paid during the year for interest                            $    62,495            None
                                                                                   ===========     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2001, the Company issued 1,684,000 shares of stock as payment for accrued consulting fees of $307,531. During the year ended December 31, 2001, the Company sold subsidiary common stock for a note receivable of $500,000.

See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS - InMedica Development Corporation ("InMedica") and its majority-owned subsidiary, MicroCor, Inc. ("MicroCor") (collectively referred to as the "Company"), historically have engaged in the research, development and sale of medical technology and fund raising to support such activities. During the years 1986 and 1987, MicroCor developed and marketed a portable electrocardiograph ("ECG") monitor and manufactured and sold about 450 units. In July 1989, MicroCor signed a research and development contract with Johnson and Johnson Medical, Inc. ("Johnson and Johnson") for further development of the ECG technology. As a result of the agreement, Johnson and Johnson manufactured and marketed a product line under the name of Dinamap Plus(TM) which incorporated the Company's ECG technology. Royalties received from Johnson and Johnson were the Company's sole source of revenue through the year 2000. In 2001, Johnson and Johnson stopped manufacturing and marketing the Dinamap Plus(TM) product line; therefore, MicroCor no longer receives royalties from Johnson and Johnson.

     Since 1989, the Company has engaged in research and development of a device to measure hematocrit non-invasively (the "Non-Invasive Hematocrit Technology" and/or the "Technology"). Hematocrit is the percentage of red blood cells in a given volume of blood. At the present time, the test for hematocrit is performed invasively by drawing blood from the patient and testing the blood sample in the laboratory.

     Commercialization of the Non-Invasive Hematocrit Technology is dependent upon favorable testing, Food and Drug Administration ("FDA") approval, financing of further research and development and, if warranted, financing of manufacturing and marketing activities. During 1999, the Company produced a transportable prototype device for use in demonstrating the technology. During 2000 and 2001, the Company continued to pursue further development of the technology.

     In May 2001, the Company entered into an agreement with Chi Lin Technology Co. Ltd.("Chi Lin"), a subsidiary of Chi Mei Group, Taiwan, R.O.C., to further develop, produce, and market the Technology (see Note 3). Under the agreement, Chi Lin also acquired stock in InMedica and stock in InMedica's subsidiary, MicroCor.

     BASIS OF PRESENTATION - The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated net losses of $394,120 and $288,251 in 2001 and 2000, respectively, and negative cash flows from operations of $341,467 and $79,592 in 2001 and 2000, respectively. As of December 31, 2001 and 2000, the Company had an accumulated deficit of $7,929,019 and $7,527,333, respectively. At December 31, 2001 and 2000, the Company had stockholders' equity (deficit) of $55,797 and $(498,894), respectively. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes pursuing additional strategic alliances and licensing agreements as well as preparation for the clinical trials that will be required for FDA approval for the medical products that are currently under development by Chi Lin utilizing the Non-Invasive Hematocrit Technology.

     PATENTS - The Company has three patents covering various aspects of its Technology which expire from 2013 to 2017.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of InMedica and MicroCor. All material intercompany accounts and transactions have been eliminated.

     REVENUE RECOGNITION - Royalty revenues are recognized as sales information is received from Johnson and Johnson and cash receipts are assured. In early 2001, the royalty agreement expired.

     NOTE RECEIVABLE - In June 2000, the Company licensed their Technology to an unrelated entity in exchange for a note receivable of $150,000, due June 19, 2001. On June 19, 2001, the entity defaulted on the note and the Company entered into a secured note receivable with the same entity for $165,000 which represents the outstanding principle plus accrued interest as of December 19, 2001. The secured note receivable bears interest at 10% annually and is due on June 19, 2002. The note is secured by all tangible and intangible assets of the entity. As collectibility of the note is uncertain, the note receivable has been fully reserved in the accompanying consolidated financial statements.

     EQUIPMENT AND FURNITURE - Equipment and furniture are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years.

     Equipment and furniture consisted of the following at December 31, 2001:

              Equipment                                       $ 242,260
              Furniture                                          10,729
                                                              ---------
                                                                252,989
              Less accumulated depreciation                    (252,989)
                                                              ---------

              Total                                               None
                                                              =========

     RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred.

     NET LOSS PER COMMON SHARE - Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share.

     INCOME TAXES - The Company accounts for income taxes using the asset and liability method. Deferred income taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized.

     STOCK OPTIONS - The Company accounts for its options issued to employees and directors under the stock incentive plan, formula stock option plan and certain options granted outside the plans issued to employees and directors under Accounting Principles Board Opinion No. 25.

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     COMPREHENSIVE INCOME - There are no components of comprehensive income other than the net loss.

     DERIVATIVE AND HEDGING ACTIVITIES - Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, requires that all derivative instruments be recognized as either assets or liabilities at fair market value. The adoption of this statement on January 1, 2001 had no impact on the Company.

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS - On June 29, 2001, SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, was approved by the Financial Accounting Standards Board (FASB). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill from past business combinations will no longer be amortized, but will be reviewed annually, or more frequently if impairment indicators arise. The Company believes that the impact of SFAS No. 142 will not be significant.

2.   INCOME TAXES

     As of December 31, 2001, deferred income tax assets consisted of the following:

       Net operating loss carryforwards                             $ 1,148,875
       Future deductions temporary differences related
         to compensation, reserves, and accruals                        175,794
       Less valuation allowance                                      (1,324,669)
                                                                    -----------

       Deferred income tax assets                                          None
                                                                    ===========

     The valuation allowance increased $69,862 and $42,854 in 2001 and 2000, respectively. At December 31, 2001, the Company has consolidated net operating loss carryforwards for federal income tax purposes of $3,063,667. These net operating loss carryforwards expire at various dates beginning in 2005 through 2019. Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

3.   COMMON STOCK TRANSACTIONS

     During 2000, the Company sold 100,000 shares of common stock to an unrelated party for $30,000 in cash. Additionally, 5,000 shares of common stock were issued to consultants for research and development services. The Company recognized $1,875 in compensation expense related to these 5,000 shares, which represented the market value of the stock on the date the shares were issued.

     During 2000, preferred stockholders converted 4,340 shares of Series A preferred stock into 6,510 shares of common stock. As indicated in Note 5, Series A preferred stockholders have the right to convert shares into common stock at a ratio of 1.5 shares of common stock per one share of preferred.

     On May 10, 2001 the Company entered into a Stock Purchase Agreement and Development, Licensing and Manufacturing Agreement with Chi Lin Technology Co. Ltd. of the Republic of China (Taiwan). Pursuant to the Stock Purchase Agreement, the Company issued 5,328,204 shares of its restricted common stock to Chi Lin. Its subsidiary, MicroCor, Inc. ("MicroCor"), also issued 29,420 shares of its restricted common stock to Chi Lin. Following these transactions, Chi Lin owned 33.3% of InMedica and 20% of MicroCor. In consideration of the stock issuances, Chi Lin gave InMedica its promissory notes to pay InMedica and MicroCor a total of $500,000 each according to the following schedule: $150,000 to each company on or before May 31, 2001, $75,000 to each company on or before July 1, 2001, $75,000 to each company on or before October 1, 2001, $50,000 to each company on or before January 1, 2002, $50,000 to each company on or before April 1, 2002, $50,000 to each company on or before July 1, 2002 and $50,000 to each company on or before October 1, 2002. As of December 31, 2001, InMedica and MicroCor had each received payments of $350,000 from Chi Lin. The amount of the transaction for InMedica and MicroCor combined was $1,000,000. The remaining amount due to InMedica of $150,000 is reflected as a stock subscription receivable in the accompanying consolidated financial statements. The remaining amount due MicroCor is reflected as a note receivable in the accompanying consolidated financial statements. In connection with this transaction, the Company issued 125,000 restricted shares of common stock to its president as payment of a finders fee and recorded expense of $21,250.

     Chi Lin was also granted anti-dilution rights permitting it to purchase additional shares to maintain its one third percentage ownership in InMedica. The agreement also provides that Chi Lin has the right to nominate two of five directors on the board of directors which they did in 2001.

     The Company also simultaneously entered into a Development, Licensing and Manufacturing Agreement with Chi Lin pursuant to which InMedica granted Chi Lin a world-wide license to develop and manufacture products utilizing the Non-Invasive Hematocrit Technology. The agreement also grants Chi Lin the exclusive license to distribute the products in Australia, New

     Zealand, and the countries of Asia (excluding Russia and the Middle East). InMedica retained distribution rights in North and South America, Europe, Africa, and the Middle East.

     During 2001, the Company issued 1,684,000 shares to related parties for accrued consulting fees totaling $203,412. Additional expense of $82,869 was recognized as the difference between the fair value of the stock on the day of issuance and the accrued consulting fees.

4.   STOCK OPTIONS

     STOCK INCENTIVE PLAN - The Company has in place an incentive stock option plan (the "Stock Incentive Plan") for eligible directors and key employees of the Company, covering 1,350,000 shares of the Company's common stock. Under the terms of the Stock Incentive Plan, the options granted may be either incentive stock options as defined in the Internal Revenue Code or nonqualified stock options. A committee composed of disinterested members of the Board of Directors has authority to determine, among other matters, which eligible key employees and directors are to receive options, the price at which the nonqualified options will be granted, the period in which the options are exercisable and the type of options to be granted. The exercise price for the incentive stock options may not be less than 100 percent of the fair market value of the common stock on the date of the grant. The Stock Incentive Plan contains antidilution provisions which provide for adjustments to option prices or quantities in the event of certain changes in the number of outstanding shares of common stock or the capitalization of the Company.

     Under the stock incentive plan at December 31, 2001, 31,500 fully vested shares were under option with exercise prices of $0.60 per share and remaining contractual lives of less than one year. There were no options granted, exercised, or forfeited during the years ended December 31, 2001 and 2000. During 2001, the Stock Incentive Plan expired. Options outstanding under the plan are exercisable until the end of their contractual life.

     FORMULA STOCK OPTION PLAN - The Company has in place a formula stock option plan (the "Formula Plan") for eligible directors of the Company, covering 100,000 shares of common stock. A committee of the Board of Directors has the authority to determine, among other matters, the term of the options and the period during which the options are exercisable. Under the terms of the Formula Plan, each member of the committee which administers the Stock Incentive Plan is eligible to receive nonqualified stock options pursuant to a formula set forth in the Formula Plan. The exercise price for options granted shall be 30 percent of the fair market value of the common stock on the date of the grant. The Formula Plan contains antidilution provisions which provide for adjustments to option prices or quantities in the event of certain changes in the number of outstanding shares of common stock or the capitalization of the Company.

     At December 31, 2001 and 2000, there were no shares under option under the Formula Plan. Prior to 2000, 4,500 options were issued to and exercised by directors of the Company. During 2001, the Formula Plan expired.

     OTHER STOCK OPTIONS - During 1995 through 2000, nonqualified options were issued to employees and consultants for services. All options are exercisable upon granting. A summary of this stock option activity for 2001 and 2000 was as follows:

                                                                  WEIGHTED
                                                                   AVERAGE
                                                      OPTION      EXERCISE
                                                      SHARES       PRICE
           Outstanding at January 1, 2000             663,500    $   0.68
             Granted                                   54,000        0.73
             Forfeited or expired                    (112,500)       0.41
                                                     --------    --------

           Outstanding at December 31, 2000           605,000        0.67
             Granted                                   None
             Forfeited or expired                    (175,000)       1.16
                                                     --------    --------

           Outstanding at December 31, 2001           430,000    $   0.48
                                                     ========    ========

     The following table summarizes information about stock options issued to employees outstanding at December 31, 2001:

                           OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
     -----------------------------------------------------------------      -------------------------------
                                          WEIGHTED
                                          AVERAGE         WEIGHTED                             WEIGHTED
       RANGE OF                         CONTRACTUAL       AVERAGE                               AVERAGE
       EXERCISE          NUMBER             LIFE          EXERCISE               NUMBER        EXERCISE
        PRICES        OUTSTANDING        (IN YEARS)        PRICE              EXERCISABLE        PRICE
        $0.30            75,000             3.8            $0.30                 75,000          $0.30
     ===========     =============     =============     =========          ==============  ===============

     The following table summarizes information about stock options issued to non-employees outstanding at December 31, 2001:

                           OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
     -----------------------------------------------------------------      -------------------------------
                                            WEIGHTED
                                             AVERAGE      WEIGHTED                             WEIGHTED
          RANGE OF                         CONTRACTUAL     AVERAGE                              AVERAGE
          EXERCISE           NUMBER           LIFE        EXERCISE               NUMBER        EXERCISE
           PRICES         OUTSTANDING      (IN YEARS)       PRICE             EXERCISABLE        PRICE
       $0.30 - $0.39        263,500            3.9          $0.36                  263,500       $0.36
           $0.73             54,000            1.4          $0.73                   54,000       $0.73
           $1.22             37,500            4.3          $1.22                   37,500       $1.22
     ----------------    -------------     -----------   -------------      ---------------   -------------

       $0.30 - $1.22        355,000            3.5          $0.51                  355,000       $0.51
     ================    =============     ===========   =============      ===============   =============

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

6.   NOTE PAYABLE

     During 2001, the Company entered into an unsecured note payable agreement in the amount of $18,000 with an insurance company. The note bears interest at 9.55% and is payable in monthly installments of $2,080 with the final payment due in August 2002. As of December 31, 2001, there was outstanding principal of $14,000 under the note.

7.   RELATED PARTY TRANSACTIONS

     During 2001 and 2000, the Company incurred interest expense of $18,100 and $41,523, respectively, on related party notes. As of December 31, 2001, there were no outstanding balances on these notes.

     The Company has a consulting arrangement with an entity owned by the Company's chairman whereby the Company agreed to pay $2,000 per month for 2000 and 2001. Either party can terminate the arrangement at any time upon 30 days prior notice. During 2000 and through May 31, 2001, unpaid amounts accrued interest at 10%. Beginning April 1, 2001, the agreement was modified to eliminate any future accrual of interest. As of December 31, 2001, $18,000 was owed under the arrangement.

     During 2000, the Company had a consulting arrangement with its treasurer whereby the Company paid $8,000 per quarter for services rendered.

     In 1997, the Company entered into a line of credit loan agreement with the chairman, and borrowed an initial amount thereunder of $355,000. Interest accrued at 10% on outstanding principle. During 2001, the line of credit was repaid and is no longer available to the Company.

                                     ******

  ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
  DISCLOSURES.

     On January 3, 2002, InMedica Development Corporation ("the Company") engaged Deloitte & Touche LLP as independent auditors to audit the Company's December 31, 2001 financial statements. The former accountants, Arthur Andersen LLP, were notified of their dismissal on January 4, 2002. The change was approved by the Company's board of directors.

     There have been no disagreements with the former independent accountants, Arthur Andersen LLP, on any matter of accounting principles, practice, financial statement disclosure or auditing scope or procedure nor have there been any reportable events relating to the former accountants' advice. The former accountants' reports for the last two years have not contained an adverse opinion or disclaimer of opinion. However the former accountants' reports have been modified for uncertainty as to whether the registrant would continue as a going concern. There was no qualification or modification as to audit scope or accounting principles.

                                    PART III

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  DIRECTORS AND EXECUTIVE OFFICERS OF INMEDICA. The following table furnishes information concerning the executive officers and directors of InMedica and their business backgrounds for at least the last five years.

  Name                          Age              Director Since
  Larry E. Clark                 79                   1995
  Ralph Henson                   57                   1999
  Richard Bruggeman              47                   1995
  Sheng Jung Chiang              56                   2001
  Ke-Shieng Yang                 47                   2001

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

  RALPH HENSON - Director, President and Chief Executive Officer. Prior to his employment with InMedica, Mr. Henson worked from 1986 to 1999 as Director of Sales and acting Director of Clinical Programs of In-line Diagnostics of Farmington, Utah. He was also employed from 1987 to 1994 with Mallinckrodt Medical in sales and marketing, including service as Export Sales and Marketing Manager for Mallinckrodt Sensor Systems of Hannef, Germany. From 1994 to 1995 he was national sales manager with HemoCue, Inc. of Mission Viejo, California.

  RICHARD BRUGGEMAN - Director and Secretary/Treasurer and Chief Financial Officer. Prior to his employment with InMedica, he was employed as Controller of Kitchen Specialties, Inc., from 1993 - 2001, a Salt Lake City firm distributing kitchen appliances in the United States and Canada. From 1986 until 1993 he was employed by the Company's subsidiary, MicroCor, Inc. as financial manager. During the period 1983-1985, he was a sole practitioner in accounting and from 1981-1983 he was employed by the Salt Lake City public accounting firm of Robison Hill & Co. He graduated from the University of Utah in 1981 with a B.S. degree in accounting.

  SHENG JUNG (ROBERT S.) CHIANG - Director. Mr. Chiang was vice president and secretary general of Onking Chain Store Co. Ltd. of the Republic of China (hereinafter "Taiwan") from November, 1988 through June, 2000 when he became the Vice President of Chi Lin Technology Co. Ltd. He has been employed with Chi Lin Technology since June, 2000. Mr. Chiang has a BA from the National Chen Chi University and an MBA from the National Taiwan University.

  KE-SHIENG YANG - Director. Dr. Yang was employed by Medical Physics, Inc., a Utah based medical research company from 1989 through January, 2001. He was also an assistant professor in the chemical fuels engineering department of the University of Utah from 1987 through January, 2001. From August 1999 until February, 2001 he was employed as deputy director of the Medical Devices Division of the Industrial Research Technology Institute, of Hainchu, Taiwan. Since February, 2001 he has been the head of the Biomedical Engineering Division for Chi Lin Technologies, Co. Ltd. of Taiwan. Dr. Yang received a BS in chemical engineering from the National Tsing Hua University and an MS in chemical engineering, ME in electrical engineering and PhD in chemical and fuels engineering from the University of Utah.

  Each director serves until the next annual meeting of shareholders or until a successor is elected and qualified. Officers serve at the pleasure of the board of directors. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and shareholders holding greater than ten percent are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of any such reports furnished to the Company, during the fiscal year ended December 31, 2001 all Section 16(a) filing requirements applicable to officers, directors and shareholders holding greater than ten percent were complied with, except the initial report on Form 3 of Chi Lin Technologies, a greater than 10% shareholder located in the Republic of China. The report was due in June, 2001 and was transmitted to the SEC July 31, 2001.

  ITEM 10. EXECUTIVE COMPENSATION.

  EXECUTIVE COMPENSATION. The table below discloses the compensation of the chief executive officer of the Company during the three fiscal years ended December 31, 2001:

                          Annual Compensation
                                                   Restricted Stock    Long Term Comp.
                                                        Awards          Common Stock
  Name                    Year   Salary    Bonus                      Underlying Options        Other
  ------------------------------------------------------------------------------------------------------
  Ralph Henson (CEO)      2001   $ 86,333    -            -                   -               $15,000(2)
  Ralph Henson (CEO)      2000   $ 69,999    -            -                   -                     -
  Ralph Henson (CEO)      1999   $  5,833    -            -                   -               $31,270(3)
  Larry E. Clark (CEO)    1999   $           -            -                   -               $12,000(4)

  DIRECTOR COMPENSATION. Directors may be compensated at the rate of $100 for attendance at each board meeting, but did not receive compensation for meetings in 2001 and 2000.

  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Compensation of officers and employees is determined by the Board of Directors. Officers, Ralph Henson and Richard Bruggeman are also members of the Board of Directors.

----------
(2) See "Certain Relationships and Related Transactions".
(3) Mr. Henson received 75,000 shares of restricted stock from the Company and an additional 25,000 restricted shares from Larry Clark in connection with his employment.
(4) Consulting fees accrued for payment to a corporation owned by Larry E.
Clark.

                    OPTIONS GRANTED IN THE LAST FISCAL YEAR(5)


                        % of Total
                         Options
                         Granted to       Exercise
             Options    Employees in        Price        Expiration
     Name    Granted      FY 2001         ($/Share)         Date
     -----------------------------------------------------------
      None

                      AGGREGATED OPTIONS EXERCISED IN LAST
                  FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                                            Value of Unexercised
                                           Number of            In-The-Money
                                      Unexercised Options    Options at Fiscal
                Shares                 at Fiscal Year End        Year End
              Acquired      Value         Exercisable/         Exercisable/
     Name   on Exercise    Realized      Unexercisable        Unexercisable
     -------------------------------------------------------------------------
     None

          The Company presently has no plan for the payment of any annuity or pension retirement benefits to any of its officers or directors, and no other remuneration payments, contingent or otherwise, are proposed to be paid in the future to any officer or director, directly or indirectly. The Company's 1991 Stock Incentive Plan and 1991 Formula Stock Option Plan expired during the year 2001. At December 31, 2001 there remained 31,500 fully vested options exercisable under the Stock Incentive Plan at $.60 per share which options will expire during 2002.

----------
(5) To persons in the executive compensation table.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table furnishes information concerning the common stock ownership of directors, officers, and principal shareholders as of February 8, 2002:

                                  Nature of             Number of
Name and Position                 Ownership            Shares Owned          Percent
--------------------------------------------------------------------------------------------
Chi Lin Technologies              Direct                 5,328,204              33.3%
717 No. 71, Te Lun RD
Jen Te Hsian
Tainan County, Taiwan
Principal Shareholder

Larry E. Clark                    Direct                 1,428,000
Chairman                          Indirect               1,219,025
                                                         ---------
                                  Total                  2,647,025              16.6%

Ralph Henson                      Direct                   225,000               1.4%
President, Director
Chief Executive Officer

Richard Bruggeman                 Direct and               174,387(6)            1.1%
Director, Chief                   Indirect                 464,975(7)            2.9%
Financial Officer                 Options                  106,500                .7%
                                                         ---------              ----
                                  Total                    745,862               4.6%

Sheng Jung (Robert S.) Chiang     Indirect                       *(8)
Director

Ke-Shieng Yang                    Indirect                       *(9)
Director

All Executive Officers            Direct and
and Directors as a                Indirect               8,839,591              55.3%
group (5 persons)                 Options                  106,500                .7%
                                                         ---------              ----
                                                Total    8,946,091              55.6%

Shares shown in the forgoing table as directly owned are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power. Calculations of the

----------
(6) Includes 400 shares held in individual retirement accounts and 4,620 shares held in a family trust of which Mr. Bruggeman is Trustee.
(7) Shares held by Mr. Bruggeman's wife.
(8) Mr. Chiang is vice president of Chi Lin Technologies Co. Ltd. which holds 5,328,204 shares.
(9) Mr. Yang is director of biomedical research of Chi Lin Technologies Co. Ltd. which holds 5,328,204 shares.

percentage of ownership of shares outstanding in the foregoing table are based on 15,984,613 shares outstanding and assume the exercise of options, to which the percentage relates. Rounding causes differences in totals from percentage ownerships shown.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

InMedica executed employment contracts with its Chief Executive Officer, Ralph Henson, and its Chief Financial Officer, Richard Bruggeman, on April 25, 2001. Mr. Henson's contract reaffirms the provisions of his prior contract (See 8-K of the Registrant dated December 1, 1999) except paragraphs one and two thereof which are amended and restated in their entirety to provide for his full time employment for the period April 1, 2001 until March 31, 2003. Compensation payable for his services during the period is $7,000 per month during the remainder of 2001 and $8,000 per month for the balance of the term of the contract. Mr. Henson continues to be a member of the Board of Directors of InMedica. Mr. Henson was also separately granted the right to earn a finders fee for raising up to $1,000,000 for the Company and its subsidiary. The fee was paid by issuing Mr. Henson 125,000 restricted shares of common stock of the Company valued at $21,250. See "Business General." Mr. Bruggeman's contract provides for his part time employment as the Chief Financial Officer of the Company from April 1, 2001 until March 31, 2003. He has the option to increase the employment to full time if warranted by the Company's business, at a compensation to be negotiated. Compensation under the contract is $3,500 per month beginning April 1, 2001 for the balance of the year 2001 and thereafter $4,000 per month for the remaining term of the contract. The Company entered into a consulting contract with Larry E. Clark, its Chairman, effective April 1, 2001, pursuant to which the Company pays the Chairman $2,000 per month in consulting fees. Fees under the contract are presently being accrued and are to be disbursed based on the cash availability of the Company.

On April 25, 2001, the Company paid Mr. Clark for accrued consulting fees and accrued interest by issuing to his family trust 1,219,025 shares of InMedica restricted common stock in satisfaction of $123,992 consulting fees payable and $22,291 accrued interest on the fees. The Company also paid Mr. Bruggeman for accrued consulting fees and accrued interest by issuing to him 464,975 shares of InMedica restricted common stock in satisfaction of $52,000 consulting fees payable and $3,797 interest. Shares were issued at $.12 per share. The estimated fair value of the shares issued to Mr. Clark and Mr. Bruggeman on April 25, 2001 was $.17 per share and accordingly, the Company recorded additional compensation expense of $82,869.

The Company executed two promissory notes dated April 26, 2001, payable to its Chairman, Larry E. Clark. The first note documented a series of existing loans from Mr. Clark to the Company of $262,250 principal and $26,899 accrued interest. The note was due in three payments as follows: $150,000 on or before May 31, 2001, $75,000 on or before July 15, 2001, and the balance on or before October 15, 2001. The second note documented an additional loan from Mr. Clark to the Company of $10,000 principal and $1,332 accrued interest. The note was due in two payments as follows: $5,000 on or before May 31, 2001, and the balance on or before

July 15, 2001. Accrued interest was included in the notes through May 31, 2001. Thereafter interest accrued at 10% per annum. As of October 2001, all obligations to Mr. Clark had been paid and the notes were retired.

                                     PART IV

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

Exhibit 1                     (10)      Consulting agreement with Larry E. Clark dated April 1, 2001

                              (10)      Stock Purchase Agreement between InMedica Development Corporation and Chi Lin Technology Co.
                                        Ltd. dated May 10, 2001 incorporated by reference to Form 10QSB for the period ended
                                        3/31/2001.

                              (10)      Development, Licensing and Manufacturing Agreement between

                                        InMedica Development Corporation and Chi Lin Technology Co. Ltd. dated May 10, 2001 incorporated by reference to Form 10QSB for the period ended 3/31/2001.

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

                              (16)      The letter of Arthur Andersen LLP to the Commission dated January 15, 2002 is incorporated by reference to the Form 8K/A1 filed by the company on January 18, 2002.

                              (21)      Subsidiaries of the Company (MicroCor, Inc., a Utah corporation)

(b) No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INMEDICA DEVELOPMENT CORPORATION

  Date:  March 13, 2002                         By /s/ Ralph Henson
                                                  RALPH HENSON, President
                                                  & Chief Executive Officer

                                                By /s/ Richard Bruggeman
                                                  RICHARD BRUGGEMAN
                                                  Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Larry E. Clark                                     DATE:  March 13, 2002
LARRY E. CLARK, Director


/s/ Richard Bruggeman                                  DATE:  March 13, 2002
RICHARD BRUGGEMAN, Director


/s/ Ralph Henson                                       DATE:  March 13, 2002
RALPH HENSON, Director


/s/ Sheng Jung Chiang                                  DATE:  March 13, 2002
SHENG JUNG (ROBERT S.) CHIANG,
  Director


/s/ Ke-Shieng Yang                                     DATE:  March 13, 2002
KE-SHIENG YANG, Director

                                  EXHIBIT INDEX

SK NUMBER  EXHIBIT NUMBER         DESCRIPTION
---------------------------------------------
10               1                Consulting agreement with Larry E. Clark
                                  dated April 1, 2001