Form 10QSB
period 2002-03-31
INMEDICA DEVELOPMENT CORP
filed 2002-05-10
CIK 726037

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10QSB

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2002

                          Commission File No. 0-12968

                        INMEDICA DEVELOPMENT CORPORATION
                        --------------------------------
       (Exact name of small business issuer as specified in its charter)



                 Utah                                    87-0397815
     -------------------------------                 ----------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation of organization)                  Identification Number)


                         825 North 300 West, Suite N132
                           Salt Lake City, Utah 84103
                           --------------------------
                    (Address of principal executive offices)


                         Registrant's telephone number:
                                 (801) 521-9300
                         ------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of May 1, 2002 was 15,984,613 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

    INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
             CONSOLIDATED BALANCE SHEET

                     ASSETS

                                        As of
                                      March 31,
                                        2002
                                     ----------
                                     (Unaudited)
CURRENT ASSETS:
   Cash                               $  6,577
   Securities available for sale         2,196
   Prepaid expenses and other           14,583
   Note receivable from Chi Lin        200,000
                                      --------
        Total current assets           223,356


EQUIPMENT AND FURNITURE,
  at cost, less accumulated
  depreciation of $252,990                 884
                                      --------
        Total assets                  $224,240
                                      ========

                 See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               As of
                                                                             March 31,
                                                                               2002
                                                                           ------------
                                                                            (Unaudited)
CURRENT LIABILITIES:
   Related party consulting fees payable                                   $     24,000
   Note payable                                                                   8,000
   Accounts payable                                                               1,000
   Accrued payroll                                                                  792
   Preferred stock dividend payable                                               5,674
                                                                           ------------
        Total current liabilities                                                39,466
                                                                           ------------
MINORITY INTEREST                                                               165,452
                                                                           ------------

STOCKHOLDERS' EQUITY:
   Preferred stock, 10,000,000 shares authorized;
    Series A preferred stock, cumulative and convertible,
    $4.50 par value, 1,000,000 shares designated, 21,016
    shares issued and outstanding                                                94,573
   Common stock, $.001 par value;
    20,000,000 shares authorized,
    15,984,613 issued and outstanding                                            15,985
   Stock subscription receivable                                               (100,000)
   Additional paid-in capital                                                 8,024,258
   Accumulated deficit                                                       (8,015,494)
                                                                           ------------
        Total stockholders' equity                                               19,322
                                                                           ------------
        Total liabilities and
         stockholders' equity                                              $    224,240
                                                                           ============

                 See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the Three
                                             Months Ended
                                               March 31,
                                         2002               2001
                                     ------------       ------------
                                                (Unaudited)
TOTAL ROYALTY REVENUES               $        -0-                640
                                     ------------       ------------

OPERATING EXPENSES:
  General and
    administrative                         91,928             60,026
  Research and
   development                              2,869              5,234
                                     ------------       ------------
    Total operating expenses               94,797             65,260
                                     ------------       ------------
LOSS FROM OPERATIONS                      (94,797)           (64,620)
                                     ------------       ------------
OTHER INCOME (EXPENSE):
  Other income, net                            39                  3
  Interest expense                           (241)           (10,362)
                                     ------------       ------------
   Total other expense, net                  (202)           (10,359)
                                     ------------       ------------
LOSS BEFORE MINORITY INTEREST             (94,999)           (74,979)

MINORITY INTEREST                          10,415                 --
                                     ------------       ------------
NET LOSS                                  (84,584)           (74,979)

PREFERRED STOCK DIVIDENDS                  (1,891)            (1,891)
                                     ------------       ------------
NET LOSS APPLICABLE TO
 COMMON STOCKHOLDERS                 $    (86,475)      $    (76,870)
                                     ============       ============
NET LOSS PER COMMON SHARE
  (BASIC AND DILUTED)                $       (.01)      $       (.01)
                                     ============       ============
Weighted average number
   of common shares outstanding        15,984,613          8,847,409
                                     ============       ============


                 See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For the Three
                                                  Months Ended
                                                    March 31,
                                                2002           2001
                                              --------       --------
                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $(84,584)      $(74,979)
                                              --------       --------
  Adjustments to reconcile net
    loss to net cash used in
    operating activities-
      Depreciation and amortization                 --             16
      Minority interest in losses              (10,415)            --
      Change in assets and liabilities
        Prepaid expenses and other               5,623          4,500
        Consulting fee payable to
          related party                          6,000         18,409
        Note payable                            (6,000)        (3,200)
        Accounts payable                        (2,619)        (8,083)
        Accrued payroll                         (3,500)        (6,983)
        Related-party payable                       --          5,678
                                              --------       --------
           Net cash used in
             operating activities              (95,495)       (64,642)
                                              --------       --------
CASH FLOWS USED IN INVESTING ACTIVITES -
  Purchase of equipment and furniture             (884)
                                              --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividend                      (3,783)            --
  Proceeds from borrowing on note
   payable and notes payable to
   related parties                                  --         58,000
                                              --------       --------
          Net cash provided by (used in)
            financing activities                (3,783)        58,000
                                              --------       --------

                 See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                        For the Three
                                        Months Ended
                                         March 31,
                                    2002            2001
                                 ---------       ---------
                                        (Unaudited)
NET DECREASE IN CASH              (100,162)         (6,642)

CASH AT BEGINNING OF PERIOD        106,739           9,096
                                 ---------       ---------
CASH AT END OF PERIOD            $   6,577       $   2,454
                                 =========       =========

                 See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of InMedica Development Corporation and its majority owned subsidiary, MicroCor, Inc. (the "Company") have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated net losses of $84,584 and $74,979 for the three month periods ended March 31, 2002 and 2001, respectively, and negative cash flows from operations of $95,493 and $64,642 for the three month periods ended March 31, 2002 and 2001, respectively. As of March 31, 2002, the Company had an accumulated deficit of $8,015,494. At March 31, 2002, the Company had a stockholders' equity of $19,322. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes pursuing additional strategic alliances and licensing agreements, and if warranted, preparation for clinical trials required for FDA approval for the medical products that are currently under development by Chi Lin utilizing the Non-invasive Hematocrit Technology.

The accompanying consolidated financial statements of the Company are unaudited. However, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation of results for the interim periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's annual report on form 10-KSB for the year ended December 31, 2001.

2.   Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of InMedica and MircoCor. All material inter-company accounts and transactions have been eliminated.

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

3.   Subsequent Event

On April 1, 2002, InMedica and MicroCor each received payments of $50,000 from Chi Lin in accordance with the May 10, 2001 Stock Purchase Agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES. During the three months ended March 31, 2002 liquidity was generated from the sale, in 2001, of stock by InMedica Development Corporation (the "Company") and its subsidiary MicroCor, Inc. ("MicroCor"). Pursuant to a Stock Purchase Agreement, the Company issued 5,328,204 shares of its restricted common stock to Chi Lin Technologies, Inc. ("Chi Lin"). MicroCor issued an additional 29,420 shares of its restricted common stock to Chi Lin. In consideration of the stock issuances, Chi Lin gave InMedica promissory notes to pay InMedica and MicroCor a total of $500,000 each according to the following schedule: $150,000 to each company on or before May 31, 2001, $75,000 to each company on or before July 1, 2001, $75,000 to each company on or before October 31, 2001, $50,000 to each company on or before January 1, 2002, $50,000 to each company on or before April 1, 2002, $50,000 to each company on or before July 1, 2002 and $50,000 to each company on or before October 1, 2002. As of March 31, 2002, InMedica and MicroCor had each received payments of $350,000 from Chi Lin. The amount of the transaction for InMedica and MicroCor combined was $1,000,000. Of the remaining $150,000 due to InMedica, $100,000 is reflected as a stock subscription receivable and $50,000 (which was received on April 1, 2002) is reflected as a note receivable in the consolidated financial statements. The remaining amount due MicroCor is reflected as a note receivable in the consolidated financial statements.

The additional $300,000 of stock subscriptions receivable from Chi Lin are expected to provide minimum cash requirements for Company operations during the next 12 months.

RESULTS OF OPERATIONS. InMedica incurred net losses during the three month periods ended March 31, 2002 and 2001. The Company had an accumulated deficit of $8,015,494 as of March 31, 2002. During the periods ended March 31, 2002 and 2001, royalty revenue totaled $0 and $640 respectively. No further royalty revenues are expected from the J&J Medical, Inc. contract. The net loss for the period ended March 31, 2002 increased to $84,584 compared to the net loss of $79,979 for 2001, primarily due to an increase in total operating expenses of $29,537 offset by a reduction in interest expenses of $10,121 and a minority interest in loss of $10,415. The increase in operating expenses is the result of increased salaries, benefits, rent and legal and accounting expense, as the Company increased operations after receiving funding from Chi Lin. These increases were partially offset by a decrease in research and development, as research and development activities were assumed by Chi Lin. Interest expense decreased during the period ended March 31, 2002 because certain debt and other obligations had been satisfied during 2001 by issuance of stock and cash payments.

     PART II - OTHER INFORMATION

Item 1. Legal Proceedings:
        None

Item 2. Changes in Securities:
        None

Item 3. Defaults Upon Senior Securities:
        None

Item 4. Submission of Matters to a Vote of Security Holders:
        None

Item 5. Other Information:
        None

Item 6. Exhibits and Reports on Form 8-K:

        Form 8-K: The Company filed a report on Form 8-K on January 7, 2002 (as amended January 18, 2002) reporting a change in accountant.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

                                        INMEDICA DEVELOPMENT CORPORATION

Dated: May 1, 2002

                                        By /s/ Ralph Henson
                                           ------------------------
                                           Ralph Henson, CEO


                                        By /s/ Richard Bruggeman
                                           ------------------------
                                           Richard Bruggeman, Treasurer