Form 10QSB
period 2002-06-30
INMEDICA DEVELOPMENT CORP
filed 2002-08-14
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10 - QSB

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

Commission File No. 0-12968

INMEDICA DEVELOPMENT CORPORATION
(Exact name of small business issuer as specified in its charter)

Utah	87–0397815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

825 N. 300 West, Suite N132, Salt Lake City, Utah 84103
(Address of principal executive offices)

Registrant’s telephone number including area code (801) 521-9300

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s only class of common stock, par value $.001 per share, as of August 6, 2002 was 15,984,613 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

ASSETS

As of June 30, 2002
(Unaudited)

CURRENT ASSETS:
Cash	$39,664
Securities available for sale	2,196
Prepaid expenses and other	8,958
Note Receivable from Chi Lin	150,000

Total current assets	200,818

EQUIPMENT AND FURNITURE, at cost, less accumulated depreciation of $253,034	840

Total assets	$201,658

See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET(CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

As Of June 30, 2002
(Unaudited)

CURRENT LIABILITIES:
Related party consulting fees payable	$30,000
Note payable	4,000
Accounts payable	2,300
Preferred stock dividend payable	7,555

Total current liabilities	43,855

MINORITY INTEREST	154,949

STOCKHOLDERS’ EQUITY:
Preferred stock, 10,000,000 shares authorized; Series A preferred stock, cumulative and convertible, $4.50 par value, 1,000,000 shares designated, 21,016 shares outstanding	94,573
Common stock, $.001 par value; 20,000,000 shares authorized, 15,984,613 issued and outstanding	15,985

Stock subscription receivable	(50,000)
Additional paid-in capital	8,024,258
Accumulated deficit	(8,081,962)

Total stockholders’ equity	2,854
Total liabilities and stockholders’ equity	$201,658

See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)

TOTAL ROYALTY REVENUES	$—	$—	$—	$640

OPERATING EXPENSES:
General and administrative	72,417	181,574	164,345	241,600
Research and development	2,537	2,430	5,406	7,664

Total operating expenses	74,954	184,004	169,751	249,264

LOSS FROM OPERATIONS	(74,954)	(184,004)	(169,751)	(248,624)

OTHER INCOME (EXPENSE):
Other income, net	36	4	75	7
Interest expense	(161)	(6,764)	(402)	(17,126)

Total other expense, net	(125)	(6,760)	(327)	(17,119)

LOSS BEFORE MINORITY INTEREST	(75,079)	(190,764)	(170,078)	(265,743)

MINORITY INTEREST	10,503	7,056	20,918	7,056

NET LOSS	(64,576)	(183,708)	(149,160)	(258,687)

PREFERRED STOCK DIVIDENDS	(1,892)	(1,892)	(3,783)	(3,783)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(66,468)	(185,600)	(152,943)	(262,470)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$—	$(.01)	$(.01)	$(.02)

Weighed average number of common shares outstanding	15,984,613	13,124,963	15,984,613	10,998,002

See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2002	2001
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(149,160)	$(258,687)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	43	32
Issuance of stock for consulting fees	—	105,450
Minority interest in losses	(20,918)	(7,056)
Change in assets and liabilities-
Prepaid expenses and other	11,248	9,000
Related party consulting fee payable	12,000	—
Accounts payable	(1,329)	(59,558)
Accrued payroll	(4,292)	(6,983)
Note payable	(10,000)	(13,210)

Net cash used in operating activities	(162,408)	(231,012)

CASH FLOWS USED IN INVESTING ACTIVITIES -
Purchase of equipment and furniture	(884)	—

See notes to consolidated financial statements.

	For the Six Months Ended June 30,
	2002	2001
	(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from stock subscription receivable	50,000	225,000
Proceeds from note receivable from Chi Lin	50,000	225,000
Proceeds from borrowing on notes payable and notes payable to related parties	—	58,000
Preferred stock dividend	(3,783)	—
Payments on related-party notes payable and interest	—	(132,537)

Net cash provided by financing activities	96,217	375,463

NET INCREASE (DECREASE) IN CASH	(67,075)	144,451

CASH AT BEGINNING OF THE PERIOD	106,739	9,096

CASH AT END OF THE PERIOD	$39,664	$153,547

See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements of InMedica Development Corporation (“InMedica”) and its majority owned subsidiary, MicroCor, Inc. (“MicroCor”) (collectively, the “Company”) have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company generated net losses of $149,160  and $258,687  for the six months ended June 30, 2002 and 2001, respectively, and negative cash flows from operations of $162,408 and $231,012 for the six month periods ended June 30, 2002 and 2001, respectively.  As of June 30, 2002, the Company has an accumulated deficit of $8,081,962.  At June 30, 2002, the Company had stockholders’ equity of $2,854.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.  Management’s operating plan includes pursuing additional strategic alliances and licensing agreements, and if warranted, preparation for clinical trials required for FDA approval for any medical product that might be developed using the Non-invasive Hematocrit Technology.

The accompanying consolidated financial statements of the Company are unaudited.  However, in management’s opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation of results for the interim periods shown, have been made.  Results for interim periods are not necessary indicative of those to be expected for the full year.  These consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes to consolidated financial statements included in the Company’s annual report on form 10-KSB for the year ended December 31, 2001.

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

3.             Subsequent Events

On July 1, 2002, InMedica and MicroCor each received payments of $50,000 from Chi Lin in accordance with the May 10, 2001 Stock Purchase Agreement.

4.             Note Receivable

In June, 2000, the Company licensed its technology to an unrelated entity in exchange for a note receivable of $150,000, due June 19, 2001.   On June 19, 2001, the entity defaulted on the note and the Company requested and received a secured note receivable from the entity for $165,000 which represents principle and accrued interest as of December 19, 2001.   The secured note receivable bears interest at 10% annually and was due on June 19, 2002.  However, the entity again defaulted on the note and the Company is in the process of extending the due date. The note is secured by all tangible and intangible assets of the entity.   Because collectibility of the note is uncertain, the note receivable has been fully reserved in the accompanying consolidated financial statements.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Liquidity and Capital Resources

For the three and six month periods ended June 30, 2002 liquidity was provided by proceeds received as a result of the sale of stock during 2001. Pursuant to a stock Purchase Agreement, InMedica Development Corporation, (the “Company”) issued 5,328,204 shares of its restricted common stock to Chi Lin Technologies, Inc. (“Chi Lin”).  The Company’s subsidiary, MicroCor, Inc. (“MicorCor”) issued an additional 29,420 shares of its restricted common stock to Chi Lin.  In consideration of the stock issuances, Chi Lin gave InMedica promissory notes to pay InMedica and MicroCor a total of $500,000 each according to the following schedule:  $150,000 to each company on or before May 31, 2001, $75,000 to each company on or before July 1, 2001, $75,000 to each company on or before October 31, 2001, $50,000 to each company on or before January 1, 2002, $50,000 to each company on or before April 1, 2002, $50,000 to each company on or before July 1, 2002 and $50,000 to each company on or before October 1, 2002.  As of June 30, 2002, InMedica and MicroCor had each received payments of $400,000 from Chi Lin. The aggregate purchase price of the InMedica and MicroCor stock was $1,000,000.

The remaining $100,000 due to InMedica on the subscription is reflected in the consolidated financial statements as a $50,000 stock subscription receivable and a $50,000 note receivable.  The remaining $100,000 due MicroCor is reflected as a note receivable in the consolidated financial statements.

The remaining $200,000 due from Chi Lin is expected to provide minimum cash requirements for Company operations during the next six months.

Results of Operations

InMedica incurred net losses during the three and six month periods ended June 30, 2002 and 2001.  The Company had an accumulated deficit of $8,081,962 as of June 30, 2002.  During the six month periods ended June 30, 2002 and 2001, royalty revenue totaled $0 and $640 respectively. No revenues from operations were received during the three month periods ended June 30, 2002 and 2001.  No further royalty revenues are expected from the J&J Medical, Inc. contract.  The net loss for the six month period ended June 30, 2002 decreased to $149,160 compared to the net loss of $258,687 for the same period in 2001, primarily due to costs incurred in 2001 associated with issuance of restricted common stock in satisfaction of accrued consulting fees and accrued interest.  The net loss for the three month period ended June 30, decreased from $183,708 in 2001 to $64,576 in 2002 primarily due to the same costs associated with satisfaction of accrued fees and interest. All other costs, for the three and six month periods ended  June 30, 2002, remained relatively constant in comparison to costs for the three and six month periods ended June 30, 2001

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings:

None

Item 2.                 Changes in Securities:

None

Item 3.                 Defaults Upon Senior Securities:

None

Item 4.                 Submission of Matters to a Vote of Security Holders:

None

Item 5.                 Other Information:

The Company has received the resignation of Dr. Ke-shieng Yang as a member of the Board of Directors of the Company effective August 2, 2002.  Chi Lin Technologies Co., Ltd. of Taiwan (“Chi Lin”), the Company’s affiliate in the development of the hematocrit technology, has also advised that Dr. Yang resigned as head of the biomedical research division of Chi Lin and left the employment of Chi Lin.  The Company and Chi Lin are working to select a replacement to lead the project.

Item 6.                 Exhibits and reports on Form 8–K:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMEDICA DEVELOPMENT CORPORATION

/s/ Ralph Henson
By Ralph Henson, President

/s/ Richard Bruggeman
Date: August 12, 2002	By Richard Bruggeman, Treasurer

CERTIFICATION PURSUANT TO

18 U.S.C.SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies in his capacity as an officer of InMedica Development Corporation (the “Company”) that the Quarterly Report of the Company on Form 10QSB for the periods ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.

/s/ Ralph Henson
Ralph Henson, Chief Executive Officer

/s/ Richard Bruggeman
Richard Bruggeman, Chief Financial Officer