Form 10QSB
period 2002-09-30
INMEDICA DEVELOPMENT CORP
filed 2002-11-04
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                                  Form 10 - QSB


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2002


                           Commission File No. 0-12968


                        INMEDICA DEVELOPMENT CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)




            Utah                                            87-0397815
-----------------------------                      -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                        Identification Number)

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


The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of October 29, 2002 was 15,984,613 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET



                                     ASSETS

                                         As of
                                     September 30,
                                          2002
                                     --------------
                                       (Unaudited)

CURRENT ASSETS:
   Cash                             $     69,911
   Securities available for sale           2,196
   Prepaid expenses and other              3,331
   Note Receivable from Chi Lin           50,000
                                    ------------

        Total current assets             125,438

EQUIPMENT AND FURNITURE,
   at cost, less accumulated
   depreciation of $253,078                  796
                                    ------------

        Total assets                $    126,234
                                    ============












                 See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET(CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               As Of
                                           September 30,
                                                2002
                                           -------------
                                            (Unaudited)


CURRENT LIABILITIES:
   Related party consulting fees payable     $   36,000
   Accounts payable                               1,000
   Preferred stock dividend payable               9,457
                                             ----------


        Total current liabilities                46,457
                                             ----------

MINORITY INTEREST                               144,055
                                             ----------


STOCKHOLDERS' EQUITY:
   Preferred stock, 10,000,000
    shares authorized; Series A
    preferred stock, cumulative
    and convertible, $4.50 par
    value, 1,000,000 shares
    designated, 21,016 shares
    outstanding                                 94,573
   Common stock, $.001 par value;
    20,000,000 shares authorized,
    15,984,613 issued and outstanding           15,985

   Stock subscription receivable               (50,000)
   Additional paid-in capital                8,024,247
   Accumulated deficit                      (8,149,083)
                                            ----------

        Total stockholders'
         deficit                               (64,278)
                                            ----------
        Total liabilities and
         stockholders' deficit              $  126,234
                                            ==========


                 See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Three            For the Nine
                                  Months Ended             Months Ended
                                   September 30,            September 30,
                              ----------------------  -----------------------
                                2002        2001         2002        2001
                              ---------- -----------  ----------- -----------
                                   (Unaudited)              (Unaudited)


TOTAL ROYALTY REVENUES        $      -     $    -     $      -     $     640
                              -----------  ---------- ------------ ---------

OPERATING EXPENSES:
  General and
    administrative                 70,042     65,063      234,387    306,663
  Research and
    development                     5,953      3,055       11,359     10,719
                              -----------  ---------- -----------  ---------

  Total operating expenses         75,995     68,118      245,746    317,382
                              ------------ ---------- ------------ ---------


LOSS FROM OPERATIONS              (75,995)   (68,118)    (245,746)  (316,742)
                              -----------  ---------  -----------  ---------

OTHER INCOME (EXPENSE):
  Other income, net                    32          9          107         16
  Interest expense                   (161)    (1,951)        (563)   (19,077)
                              -----------  ---------  -----------  ---------

  Total other expense, net           (129)    (1,942)        (456)   (19,061)
                              -----------  ---------  -----------  ---------


LOSS BEFORE MINORITY INTEREST     (76,124)   (70,060)    (246,202)  (335,803)

MINORITY INTEREST                  10,894      8,775       31,812     15,831
                              ----------- ----------  ----------- ----------

NET LOSS                          (65,230)   (61,285)    (214,390)  (319,972)

PREFERRED STOCK DIVIDENDS          (1,891)    (1,891)      (5,674)    (5,674)
                              ----------- ----------  ----------- ----------

NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS             (67,121)   (63,176)    (220,064)  (325,646)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)                $  -   $      -    $     (.01) $    (.03)
                                  ======= ==========  =========== ==========

Weighed average number
  of common shares
  outstanding                  15,984,613 15,984,613   15,984,613 12,678,472
                               ========== ==========   ========== ==========

                 See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                           For the Nine Months Ended
                                                 September 30,
                                             2002             2001
                                            -----            -------
                                                  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                               $  (214,390)    $  (319,972)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities-
      Depreciation and amortization               87              50
      Issuance of stock for
          consulting fees                         -          105,450
      Minority interest in losses            (31,812)        (15,831)
      Change in assets and liabilities-
        Prepaid expenses and other            16,875          13,500
        Related party consulting fee payable  18,000              -
        Accounts payable                      (2,629)        (53,878)
        Accrued payroll                       (4,292)         (6,983)
        Note payable                         (14,000)        (14,810)
                                           ----------      ---------

          Net cash used in
           operating activities             (232,161)       (292,474)
                                           ----------      ---------


CASH FLOWS USED IN INVESTING ACTIVITIES -
  Purchase of equipment and furniture           (884)            -
                                           ----------       ---------











             See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                             For the Nine Months Ended
                                                   September 30,
                                               2002             2001
                                              ------           -------
                                          (Unaudited)



CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from stock subscription receivable  100,000         300,000
 Proceeds from note receivable from Chi Lin   100,000         300,000
 Proceeds from borrowing on notes payable
    and notes payable to related parties           -           58,000
 Preferred stock dividend                      (3,783)            -
 Payments on related-party notes
    payable and interest                           -         (213,599)
                                            ---------       ---------

       Net cash provided by
         financing activities                 196,217         444,401
                                            ---------       ---------



NET INCREASE (DECREASE)IN CASH                (36,828)        151,927

CASH AT BEGINNING OF THE PERIOD               106,739           9,096
                                            ---------       ---------

CASH AT END OF THE PERIOD                   $  69,911       $ 161,023
                                            =========       =========











                 See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. Basis of Presentation

The accompanying unaudited consolidated financial statements of InMedica Development Corporation ("InMedica") and its majority owned subsidiary, MicroCor, Inc. ("MicroCor") (collectively, the "Company") have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated net losses of $214,390 and $319,972 for the nine months ended September 30, 2002 and 2001, respectively, and negative cash flows from operations of $232,161 and $292,474 for the nine month periods ended September 30, 2002 and 2001, respectively. As of September 30, 2002, the Company has an accumulated deficit of $8,149,083. At September 30, 2002, the Company had stockholders' deficit of $64,278. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes pursuing additional strategic alliances and licensing agreements, and if warranted, preparation for clinical trials required for FDA approval for any medical product that might be developed using the Non-invasive Hematocrit Technology.

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

3.       Subsequent Events

On October 2, 2002, InMedica and MicroCor each received payments of $50,000 from Chi Lin in accordance with the May 10, 2001 Stock Purchase Agreement.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Liquidity and Capital Resources

     For the three and nine month periods ended September 30, 2002 liquidity was provided by proceeds received as a result of the sale of stock during 2001. Pursuant to a stock Purchase Agreement, InMedica Development Corporation, (the "Company") issued 5,328,204 shares of its restricted common stock to Chi Lin Technologies, Inc. ("Chi Lin"). The Company's subsidiary, MicroCor, Inc. ("MicorCor") issued an additional 29,420 shares of its restricted common stock to Chi Lin. In consideration of the stock issuances, Chi Lin gave InMedica promissory notes to pay InMedica and MicroCor a total of $500,000 each according to the following schedule: $150,000 to each company on or before May 31, 2001, $75,000 to each company on or before July 1, 2001, $75,000 to each company on or before October 31, 2001, $50,000 to each company on or before January 1, 2002, $50,000 to each company on or before April 1, 2002, $50,000 to each company on or before July 1, 2002 and $50,000 to each company on or before October 1, 2002. As of September 30, 2002, InMedica and MicroCor had each received payments of $450,000 from Chi Lin. The aggregate purchase price of the InMedica and MicroCor stock was $1,000,000.

The remaining $50,000 due to InMedica on the subscription is reflected in the consolidated financial statements as a $50,000 stock subscription receivable. The remaining $50,000 due MicroCor is reflected as a note receivable in the consolidated financial statements.

The remaining $100,000 due from Chi Lin is expected to provide minimum cash requirements for Company operations during the next six months.


Results of Operations

     InMedica incurred net losses during the three and nine month periods ended September 30, 2002 and 2001. The Company had an accumulated deficit of $8,149,083 as of September 30, 2002. During the nine month periods ended September 30, 2002 and 2001, royalty revenue totaled $0 and $640 respectively. No revenues from operations were received during the three month periods ended September 30, 2002 and 2001. No further royalty revenues are expected from the J&J Medical, Inc. contract. The net loss for the nine month period ended September 30, 2002 decreased to $214,390 compared to the net loss of $319,972 for the same period in 2001, primarily due to costs incurred in 2001 associated with issuance of restricted common stock in satisfaction of accrued consulting fees and accrued interest. The net loss for the three month period ended September 30, increased from $61,285 in 2001 to $65,230 in 2002. Costs, for the three and nine month periods ended September 30, 2002, remained relatively constant in comparison to costs for the three and nine month periods ended September 30, 2001.

ITEM 3.     DISCLOSURE CONTROLS AND PROCEDURES

        The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and 15d - 14(c)) have functioned effectively so as to provide those officers the information necessary to evaluate whether:

     (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading, with respect to the period covered by this Quarterly Report on Form 10-QSB, and

     (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented therein.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were required or taken.

     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:
          None

Item 2.   Changes in Securities:
          None

Item 3.   Defaults Upon Senior Securities:
          None

Item 4.   Submission of Matters to a Vote of Security Holders:
          None

Item 5.   Other Information:

         During October, 2002, the Board of Directors of the Company appointed Dr. Mao-Song Lee to fill the vacancy on the board of directors of the Company created in August of 2002 by the resignation of Dr. Ke-shieng Yang.

         Since 2001, Dr. Lee has been employed by Chi Lin Technology Co. Ltd. as Technical Vice President. From 1998 until 2000 he was General Manager, Pilot Plants for Union Chemical Laboratories, Industrial Technology Research Institute of the Republic of China (Taiwan). During the period 1994-1997 he was Director of the Engineering Plastics Division for Union Chemical Laboratories, Industrial Technology Research Institute. From 1983 until 1991 he was Director of the Polymer Division, Union Chemical Laboratories, Industrial Technology Research Institute. He received a B.S. and M.S. from the National Cheng Kung University of Taiwan in 1970 and 1972, respectively. He also received a Ph.D. and an M.B.A. from the National Tsing Hua University of Taiwan in 1987 and from the National Cheng Chi University in 1994, respectively.

Item 6.   Exhibits and reports on Form 8-K:

                EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
                         FORM 10QSB - SEPTEMBER 30, 2002

EXHIBIT NUMBER             DESCRIPTION
      99               Sarbanes-Oxley Section 906 Certification

         The Company filed form 8-K on October 22, 2002 reporting the dismissal of Deloitte & Touche as its independent accountant and the appointment of Robison Hill & Co. as its independent accountant.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INMEDICA DEVELOPMENT CORPORATION


                                                /s/ Ralph Henson
                                                -----------------------------
                                                By Ralph Henson, President


                                                /s/ Richard Bruggeman
                                                -----------------------------
Date:  October 31, 2002                         By Richard Bruggeman, Treasurer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

         I, Ralph Henson,certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of InMedica Development Corporation.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: October 31, 2002


/s/ Ralph Henson
-----------------------
Ralph Henson, President

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

         I, Richard Bruggeman, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of InMedica Development Corporation.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: October 31, 2002


/s/ Richard Bruggeman
---------------------
Richard Bruggeman,
 Chief Financial Officer