Form 10KSB
period 2002-12-31
INMEDICA DEVELOPMENT CORP
filed 2003-03-31
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934
                      For the Year Ended December 31, 2002

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
           Common Stock, $.001 par value     None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing require-ments for the past 90 days. [X] yes [ ] no

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosures will be con-tained, to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB [X ]

Issuer's revenues for its most recent fiscal year: $ 0. The aggregate market value of voting stock held by non-affiliates of the registrant as of March 12, 2003 was approximately $428,701(1). The number of shares outstanding of the issuer's common stock, $.001 par value, as of March 13, 2003 was 15,984,613.

DOCUMENTS INCORPORATED BY REFERENCE: None

---------------------
(1) Based on 7,145,022 non-affiliate shares at $.06 per share, the average bid and asked price on that date.

                                     PART I

ITEM 1. BUSINESS.

General. InMedica Development Corporation ("InMedica") was incorporated as a Utah corporation on June 16, 1983. During the last three fiscal years, InMedica's primary activity has been the operation of the business of MicroCor, Inc. ("MicroCor"), an 80% owned subsidiary. MicroCor was acquired effective December 31, 1985 and has engaged in the development or sale of certain medical technology products. During the last fiscal year, InMedica and MircoCor received no revenues from operations. (See "Results of Operations").

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

In consideration of the stock issuances, Chi Lin gave InMedica its Promissory Notes committing to pay InMedica and MicroCor a total of $500,000 each in a series of payments commencing May 31, 2001 and ending October 1, 2002.. As of December 31, 2002, InMedica and MicroCor had each received payments of $500,000 from Chi Lin. InMedica is now searching for other sources or opportunities to fund operations.

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

Note Receivable. In June 2000, the Company licensed its hematocrit technology to an unrelated entity in exchange for a note receivable of $150,000, due June 19,

2001. On June 19, 2001, the entity defaulted on the note and the entity subsequently granted the Company a secured note receivable for $165,000 (the "Note") that represents the outstanding principle and accrued interest as of December 19, 2001. The Note bears interest at 10% annually and was due on June 19, 2002. The Note is secured by all tangible and intangible assets of the entity. As collection of the Note is uncertain, it has been fully reserved in the consolidated financial statements. As of December 31, 2002, the full amount of the Note plus accrued interest is unpaid and the entity is in default.

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

Product Development. For the past 12 years, the Company has conducted research or engaged in fund raising to support development of a method for measuring hematocrit non-invasively (without drawing blood) and has applied for patents covering this technology. Hematocrit is the percentage of blood volume made up by red blood cells and is a common laboratory test currently performed invasively by drawing a blood sample from the patient. During May 1997, the Company employed Dr. Gail Billings, a bio-medical researcher and, effective August 29, 1997, the Company engaged Medical Physics, Inc., a biomedical research company located in Salt Lake City, Utah to conduct further research and development on the project. The researchers engaged in additional research through 1998. During 1999, the researchers completed production of a transportable prototype device for use in demonstrating the technology. See "Business General" for a description of a Development, Licensing and Manufacturing Agreement with Chi Lin Technologies Co. Ltd. entered into during 2001.

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

Patents. As of December 12, 1995, the Company's application for a patent entitled "Method and Apparatus for Non-Invasively Determining Hematocrit," was allowed by the U.S. Patent Office and the Patent issued on June 18, 1996 with a term of 17 years. The Company was also issued an additional patent that claims priority from October 4, 1990, the date of filing of the Company's "Method and Apparatus for Non-Invasively Determining Hematocrit". The patent term runs from October 4, 1990 for a period of 17 years. As of October 3, 2000, the Company was issued a third patent called "System and Method for In-Vivo Hematocrit Measurement Using Impedance and Pressure Plethysmography." The Company filed for a continuation of the third patent in June, 2000.

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

Research and Development Costs. Research and development costs for the two years ended December 31, 2002 and 2001, were $10,020 and $13,786, respectively. None of the expenses were incurred on customer-sponsored research activities relating to the development of new products.

Employees. InMedica and MicroCor had one full time and one part time employee as of December 31, 2002.

ITEM 2. PROPERTIES

The Company presently leases office space on a month to month basis located at 825 North 300 West, Suite N132, in Salt Lake City, Utah.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 16, 2002 a special shareholder meeting was held to elect directors (see "Officers and Directors" for the names of members of the board of directors, which was re-elected in its entirety), to amend the articles of incorporation to increase the authorized shares of common stock from 20,000,000 to 40,000,000 and to ratify the appointment of Robison, Hill & Co., Salt Lake City, as the independent public accountants of the Company. The increase in authorized shares was approved by a vote of 9,034,151 shares in favor, none opposed and 56,667 abstaining. The appointment of Robison Hill & Co. was approved by the affirmative vote of 9,090,818 shares with none opposed or abstaining.


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

                                            Bid Price
     Quarter Ended                    High             Low
                                   --------          -------

     March 31, 2001                  $.13             $ .10
     June 30, 2001                    .40               .12
     September 30, 2001               .20               .14
     December 31, 2001                .16               .11

     March 31, 2002                   .15               .11
     June 30, 2002                    .15               .08
     September 30, 2002               .09               .05
     December 31, 2002                .09               .03

On March 13, 2003 there were approximately 517 record holders of the InMedica Common Stock. Such record holders do not include individual participants in securities position listings. InMedica has not paid cash dividends on its Common Stock since organization. For the foreseeable future, InMedica expects that earnings, if any, will be retained for use in the business or be used to retire obligations of the Company.

Four stockholders own an aggregate of 21,016 shares of the Company's Series A Preferred Stock, which is 8% convertible preferred. There is no public market for the Series A Preferred Stock. Total aggregate annual dividends payable on the outstanding preferred stock for the year 2002 was $11,349 as of December 31, 2002. See Note 5 to the Consolidated Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. During the years 2002 and 2001, liquidity was generated from the sale of stock by InMedica and its subsidiary MicroCor pursuant to the Stock Purchase Agreement dated May 10, 2001. As of December 31, 2002 InMedica and MicroCor had each received payments of $500,000 from Chi Lin and Chi Lin's stock purchase obligation has now been satisfied.

The funds generated from the sale of stock in 2001 were the sole source of the Company's cash flow and are sufficient to meet the Company's operating expenses only through June 30, 2003. While the Company has in the past borrowed from affiliates, any borrowing in the future from affiliates, if available, is not expected to be sufficient to provide future liquidity needs, retire obligations and fund continued research and development. InMedica continues to look for other funding sources, however to date it has no commitments. Funds invested to develop the hematocrit device have been expensed as research and development.

Results of Operations. InMedica incurred net losses in 2002 and 2001. The Company had an accumulated deficit of $8,224,043 as of December 31, 2002. During the years ended December 31, 2002 and 2001 royalty revenue totaled $0 and $640, respectively. No revenues from operations are expected in the foreseeable future. The net loss for the year ended December 31, 2002 decreased to $287,458 compared to the net loss of $394,120 for 2001. Higher expenses in 2001 were due primarily to additional compensation expense of $82,869 from stock issued in 2001. During 2002, the Company met its research and development and administrative expenditure requirements from existing cash flow from the issuance of stock in 2001. During 2002, research and development expense continued to decrease as research and development work was assumed by Chi Lin and interest expense decreased by $19,022 because debt and other obligations had been satisfied by issuance of stock and cash payments in 2001.

ITEM 7.  FINANCIAL STATEMENTS

Independent Auditors' Report (Robison, Hill & Company)
Independent Auditors' Report (Deloitte & Touche LLP)
Consolidated Balance Sheet as of December 31, 2002
Consolidated Statements of Operations for the years ended
         December 31, 2002 and 2001
Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended
         December 31, 2002 and 2001
Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of InMedica Development Corporation

         We have audited the accompanying consolidated balance sheet of InMedica Development Corporation and subsidiary (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (all expressed in U.S. dollars). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements for the year ended December 31, 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Sincerely,



                                                    /S/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
January 27, 2003

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of InMedica Development Corporation

We  have  audited  the  accompanying   consolidated  statements  of  operations,
stockholders' equity, and cash flows of InMedica Development Corporation and subsidiary (the "Company") for the year ended December 31, 2001 (all expressed in U.S. dollars). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of the Company's operations and cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Salt Lake City, Utah


January 16, 2002

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                                    December 31,
                                                                                                        2002
                                                                                                 -------------------
ASSETS
Current Assets
  Cash & Cash Equivalents                                                                        $           97,431
   Securities Available For Sale                                                                                  1
   Prepaid Expenses & Other                                                                                   1,450
                                                                                                 -------------------
        Total Current Assets                                                                                 98,882
                                                                                                 -------------------

Equipment & Furniture, at Cost,
   Less Accumulated Depreciation of $253,122                                                                    752
                                                                                                 -------------------

TOTAL ASSETS                                                                                     $           99,634
                                                                                                 ===================

LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
   Related Party Consulting Fees Payable                                                         $           42,000
   Accounts Payable                                                                                           1,704
   Preferred Stock Dividends Payable                                                                         11,349
                                                                                                 -------------------
        Total Current Liabilities                                                                            55,053
                                                                                                 -------------------

Minority Interest                                                                                           133,808
                                                                                                 -------------------

Stockholders' Equity
   Preferred Stock, 10,000,000 shares authorized; Series A cumulative convertible preferred stock, 8% cumulative, $4.50 par value,
     1,000,000 shares designated, 21,016 shares outstanding (aggregate
     liquidation preference of $105,922)                                                                     94,573
  Common Stock, $.001 par value: 40,000,000 shares authorized,
     15,982,993 share outstanding                                                                            15,983
Additional Paid-in Capital                                                                                8,024,260
Accumulated Deficit                                                                                     (8,224,043)
                                                                                                 -------------------
        Total Stockholders' Equity                                                                         (89,227)
                                                                                                 -------------------

TOTAL LIABILITIES &  STOCKHOLDERS' EQUITY                                                        $           99,634
                                                                                                 ===================



   The accompanying notes are an integral part of these financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      For the Years Ended
                                                                                          December 31,
                                                                             ---------------------------------------
                                                                                    2002                2001
                                                                             ------------------- -------------------

ROYALTY REVENUES                                                             $                -  $              640
                                                                             ------------------- -------------------

OPERATING EXPENSES
   General & Administrative                                                             316,874             370,854
   Research & Development                                                                10,020              13,786
                                                                             ------------------- -------------------
        Total Operating Expense                                                         326,894             384,640

LOSS FROM OPERATIONS                                                                  (326,894)           (384,000)
                                                                             ------------------- -------------------

OTHER INCOME (EXPENSE)
   Interest Expense, Net                                                                  (428)            (19,450)
   Other Expenses, Net                                                                  (2,195)            (15,957)
                                                                             ------------------- -------------------
        Total Other Expenses, Net                                                       (2,623)            (35,407)
                                                                             ------------------- -------------------

LOSS BEFORE MINORITY INTEREST                                                         (329,517)           (419,407)

MINORITY INTEREST                                                                        42,059              25,287
                                                                             ------------------- -------------------

NET LOSS                                                                              (287,458)           (394,120)

PREFERRED STOCK DIVIDENDS                                                               (7,566)             (7,566)
                                                                             ------------------- -------------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                     $      (295,024)    $      (401,686)
                                                                             =================== ===================

NET LOSS PER COMMON SHARE (BASIC & DILUTED)                                  $           (0.02)          $   (0.03)
                                                                             =================== ===================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING (BASIC & DILUTED)                                                     15,982,993          13,485,399
                                                                             =================== ===================


   The accompanying notes are an integral part of these financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                             Stock        Additional
                                       Preferred Stock              Common Stock         Subscription       Paid-in     Accumulated
                                    Shares       Amount        Shares          Amount      Receivable       Capital       Deficit
                                 -----------   -----------   -----------    -----------    -----------    -----------   -----------

Balance, January 1, 2001              21,016   $    94,573     8,847,409    $     8,847    $      --      $ 6,925,019   $(7,527,333)

Sale of common stock to
  Chi Lin Technology
   (see Note 1)                         --            --       5,328,204          5,329       (500,000)       494,671          --
Gain on sale of subsidiary
   common stock                         --            --            --             --             --          298,846          --
Common stock issued to
   related party consultants            --            --       1,809,000          1,809           --          305,722          --
Payments on stock subscription
   receivable                           --            --            --             --          350,000           --            --
Preferred stock dividends               --            --            --             --             --             --          (7,566)
Net loss                                --            --            --             --             --             --        (394,120)
                                 -----------   -----------   -----------    -----------    -----------    -----------   -----------

Balance, December 31, 2001            21,016        94,573    15,984,613         15,985       (150,000)     8,024,258    (7,929,019)

Shares cancelled                        --            --          (1,620)            (2)          --                2          --
Payments on stock subscription
   receivable                           --            --            --             --          150,000           --            --
Preferred stock dividends               --            --            --             --             --             --          (7,566)
Net loss                                --            --            --             --             --             --        (287,458)
                                 -----------   -----------   -----------    -----------    -----------    -----------   -----------

Balance, December 31, 2002            21,016   $    94,573    15,982,993    $    15,983    $      --      $ 8,024,260   $(8,224,043)
                                 ===========   ===========   ===========    ===========    ===========    ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Years Ended
                                                                                          December 31,
                                                                             ---------------------------------------
                                                                                    2002                2001
                                                                             ------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                    $      (287,458)    $      (394,120)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                                         133                  71
      Write down of assets                                                                2,195                   -
      Expense related to issuance of common stock
         and common stock options for services                                                -             104,119
      Minority interest in losses                                                      (42,059)            (25,287)
      Changes in assets and liabilities:
         Prepaid expenses and other                                                      18,756             (4,199)
         Related party consulting fees payable                                           24,000              26,409
         Accrued interest on related party notes payable                                      -              18,100
         Accounts payable                                                               (1,925)            (63,077)
         Accrued payroll                                                                (4,292)             (3,483)
                                                                             ------------------- -------------------
                   Net cash used in operating activities                              (290,650)           (341,467)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment & furniture                                                      (885)                   -
                                                                             ------------------- -------------------
                   Net cash used in investing activities                                  (885)                   -

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings on note payable to related party                                  -              39,900
   Payments on note payable to related party                                                  -           (292,414)
   Proceeds from borrowing on note payable                                                    -              18,000
   Payments on note payable                                                            (14,000)            (18,810)
   Proceeds from stock subscription receivable                                          150,000             350,000
   Proceeds from note receivable from Chi Lin                                           150,000             350,000
   Preferred stock dividend                                                             (3,773)             (7,566)
                                                                             ------------------- -------------------
                   Net cash provided by financing activities                            282,227             439,110

NET INCREASE IN CASH                                                                    (9,308)              97,643
CASH AT BEGINNING OF THE YEAR                                                           106,739               9,096
                                                                             ------------------- -------------------
CASH AT END OF THE YEAR                                                      $           97,431   $         106,739
                                                                             =================== ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   Cash paid during the year for interest                                    $              563  $           62,495

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES

         During the year ended December 31, 2001, the Company issued 1,684,000 shares of stock as payment for accrued consulting fees of $307,531. During the year ended December 31, 2001, the Company sold subsidiary common stock for a note receivable of $500,000.

   The accompanying notes are an integral part of these financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

         InMedica Development Corporation ("InMedica") and its majority-owned subsidiary, MicroCor, Inc. ("MicroCor") (collectively referred to as the "Company"), historically have engaged in the research, development and sale of medical technology and fund raising to support such activities. During the years 1986 and 1987, MicroCor developed and marketed a portable electrocardiograph ("ECG") monitor and manufactured and sold about 450 units. In July 1989, MicroCor signed a research and development contract with Johnson and Johnson Medical, Inc. ("Johnson and Johnson") for further development of the ECG technology. As a result of the agreement, Johnson and Johnson manufactured and marketed a product line under the name of Dinamap PlusTM which incorporated the Company's ECG technology. Royalties received from Johnson and Johnson were the Company's sole source of revenue through the year 2000. In 2001, Johnson and Johnson stopped manufacturing and marketing the Dinamap PlusTM product line; therefore, MicroCor no longer receives royalties from Johnson and Johnson.

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

         Commercialization of the Non-Invasive Hematocrit Technology is dependent upon favorable testing, Food and Drug Administration ("FDA") approval, financing of further research and development and, if warranted, financing of manufacturing and marketing activities. During 1999, the Company produced a transportable prototype device for use in demonstrating the technology. During 2001 and 2002, the Company continued to pursue further development of the technology.

         In May 2001, the Company entered into an agreement with Chi Lin Technology Co. Ltd. ("Chi Lin"), a subsidiary of Chi Mei Group, Taiwan, R.O.C., to further develop, produce, and market the Technology (see Note 3). Under the agreement, Chi Lin also acquired stock in InMedica and stock in InMedica's subsidiary, MicroCor.

Basis of Presentation

         The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated net losses

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation (Continued)

of $287,458 and $394,120 in 2002 and 2001, respectively, and negative cash flows from operations of $290,650 and $341,467 in 2002 and 2001, respectively. As of December 31, 2002 and 2001, the Company had an accumulated deficit of $8,224,043 and $7,929,019, respectively. At December 31, 2002 and 2001, the Company had stockholders' equity (deficit) of ($89,227) and $55,797, respectively. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes pursuing additional strategic alliances and licensing agreements as well as preparation for the clinical trials that will be required for FDA approval for the medical products that are currently under development, pursuant to the Chi Lin development agreement, utilizing the Non-Invasive Hematocrit Technology.

Patents

         The  Company  has  three  patents   covering  various  aspects  of  its
Technology which expire from 2013 to 2017.

Principles of Consolidation

         The consolidated financial statements include the accounts of InMedica and MicroCor. All material inter-company accounts and transactions have been eliminated.

Revenue Recognition

         Royalty revenues are recognized as sales information is received from Johnson and Johnson and cash receipts are assured. In early 2001, Johnson & Johnson stopped manufacturing and marketing the Dinamap PlusTM product line and the Company no longer receives royalties from Johnson and Johnson.

Income Taxes

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

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equipment and Furniture

         Equipment and furniture are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years. Equipment and furniture consisted of the following at December 31, 2002:

         Equipment                                  $           242,686
         Furniture                                               11,188
                                                    -------------------
                                                                253,874
                                                    -------------------
         Less accumulated depreciation                         (253,122)
                                                    -------------------

         Total                                      $               752
                                                    ===================

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

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally ccepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

         There are no components of comprehensive income other than the net loss.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options

         The Company accounts for its options issued to employees and directors under the stock incentive plan, formula stock option plan and certain options granted outside the plans issued to employees and directors under Accounting Principles Board Opinion No. 25. The Stock incentive plan and the formula stock option plan expired in 2001 and all options outstanding under the plans expired during 2002

Derivative and Hedging Activities

         Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative instruments be recognized as either assets or liabilities at fair market value. The adoption of this statement on January 1, 2001 had no impact on the Company.

Cash Equivalents

         For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

NOTE 2 - INCOME TAXES

         As of December 31, 2002, deferred income tax assets consisted of the following:

Net operating loss carryforwards                             $        1,143,970
Future deductions temporary differences related
  to compensation, reserves, and accruals                                52,851
Less valuation allowance                                             (1,196,821)
                                                             ------------------
Deferred income tax assets                                   $                -
                                                             ==================

         The valuation allowance decreased $127,848 in 2002 and increased $69,862 in 2001, respectively. At December 31, 2002, the Company has consolidated net operating loss carryforwards for federal income tax purposes of $3,373,034. These net operating loss carryforwards expire at various dates beginning in 2005 through 2022. Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001


NOTE 3 - COMMON STOCK TRANSACTIONS

         On May 10, 2001 the Company entered into a Stock Purchase Agreement and Development, Licensing and Manufacturing Agreement with Chi Lin Technology Co. Ltd. of the Republic of China (Taiwan). Pursuant to the Stock Purchase Agreement, the Company issued 5,328,204 shares of its restricted common stock to Chi Lin. Its subsidiary, MicroCor, Inc. ("MicroCor"), also issued 29,420 shares of its restricted common stock to Chi Lin. Following these transactions, Chi Lin owned 33.3% of InMedica and 20% of MicroCor. In consideration of the stock issuances, Chi Lin gave InMedica its promissory notes to pay InMedica and MicroCor a total of $500,000 each according to an installment payment schedule. As of October 2, 2002, InMedica and MicroCor had each received total installment payments of $500,000 from Chi Lin. The amount of the transaction for InMedica and MicroCor combined was $1,000,000. In connection with this transaction, the Company issued 125,000 restricted shares of common stock to its president as payment of a finders fee and recorded expense of $21,250.

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

         On December 16, 2002, at the annual meeting of shareholders, the shareholders approved an increase in the authorized shares from 20,000,000 to 40,000,000. On December 19, 2002, the Company filed amended articles of incorporation with the state of Utah authorizing 40,000,000 shares of common stock.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001

NOTE 4 - STOCK OPTIONS

Stock Incentive Plan

         The Company had in place an incentive stock option plan (the "Stock Incentive Plan") for eligible directors and key employees of the Company, covering 1,350,000 shares of the Company's common stock. Under the terms of the Stock Incentive Plan, the options granted were either incentive stock options as defined in the Internal Revenue Code or non-qualified stock options. A committee composed of disinterested members of the Board of Directors had authority to determine, among other matters, which eligible key employees and directors were to receive options, the price at which the non-qualified options would be granted, the period in which the options were exercisable and the type of options granted. The exercise price for the incentive stock options could not be less than 100 percent of the fair market value of the common stock on the date of the grant. The Stock Incentive Plan contained anti-dilution provisions which provided for adjustments to option prices or quantities in the event of certain changes in the number of outstanding shares of common stock or the capitalization of the Company.

         Under the stock incentive plan at December 31, 2001, 31,500 fully vested shares were under option with exercise prices of $0.60 per share and remaining contractual lives of less than one year. There were no options granted, exercised, or forfeited during the years ended December 31, 2001 and 2000. During 2001, the Stock Incentive Plan expired. As of December 31, 2002 there are no outstanding options under the plan.

Formula Stock Option Plan

         The Company had in place a formula stock option plan (the "Formula Plan") for eligible directors of the Company, covering 100,000 shares of common stock. A committee of the Board of Directors had the authority to determine, among other matters, the term of the options and the period during which the options were exercisable. Under the terms of the Formula Plan, each member of the committee which administered the Stock Incentive Plan was eligible to receive non-qualified stock options pursuant to a formula set forth in the Formula Plan. The exercise price for options granted were 30 percent of the fair market value of the common stock on the date of the grant. The Formula Plan contained anti-dilution provisions which provided for adjustments to option prices or quantities in the event of certain changes in the number of outstanding shares of common stock or the capitalization of the Company.

         At December 31, 2002 and 2001, there were no shares under option under the Formula Plan. Prior to 2000, 4,500 options were issued to and exercised by directors of the Company. During 2001, the Formula Plan expired.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001

NOTE 4 - STOCK OPTIONS (Continued)

Other Stock Options

         During 1995 through 2000, non-qualified options were issued to employees and consultants for services. All options are exercisable upon granting. A summary of this stock option activity for 2002 and 2001 was as follows:

                                                                        Weighted
                                                                        Average
                                                           Option       Exercise
                                                           Shares        Price
                                                         ---------     ---------

Outstanding at January 1, 2001                           $ 605,000     $    0.67
  Granted                                                     --            --
  Forfeited or expired                                    (175,000)         1.16
                                                         ---------     ---------

Outstanding at December 31, 2001                           430,000          0.48
  Granted                                                     --            --
  Forfeited or expired                                        --            --
                                                         ---------     ---------

Outstanding at December 31, 2002                         $ 430,000     $    0.48
                                                         =========     =========

The following table summarizes information about stock options issued to employees outstanding at December 31, 2002:

                             Options Outstanding                                                Options Exercisable
------------------------------------------------------------------------------         ---------------------------------------
                                             Weighted
                                             Average            Weighted                                        Weighted
     Range of                              Contractual           Average                                        Average
     Exercise             Number               Life             Exercise                     Number             Exercise
      Prices           Outstanding          (in years)            Price                   Exercisable            Price
------------------- ------------------- ------------------- ------------------         ------------------- -------------------

      $0.30               75,000               2.8                $0.30                      75,000              $0.30
=================== =================== =================== ==================         =================== ===================

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001


NOTE 4 - STOCK OPTIONS (Continued)

The following table summarizes information about stock options issued to non-employees outstanding at December 31, 2002:

                             Options Outstanding                                                Options Exercisable
------------------------------------------------------------------------------         ---------------------------------------
                                             Weighted
                                             Average            Weighted                                        Weighted
     Range of                              Contractual           Average                                        Average
     Exercise             Number               Life             Exercise                     Number             Exercise
      Prices           Outstanding          (in years)            Price                   Exercisable            Price
------------------- ------------------- ------------------- ------------------         ------------------- -------------------

  $0.30 - $0.39          263,500               2.9                $0.36                     263,500              $0.36
      $0.73               54,000               0.4                $0.73                      54,000              $0.73
      $1.22               37,500               3.3                $1.22                      37,500              $1.22
------------------- ------------------- ------------------- ------------------         ------------------- -------------------

  $0.30 - $1.22          355,000               3.5                $0.51                     355,000              $0.51
=================== =================== =================== ==================         =================== ===================

NOTE 5 - PREFERRED STOCK

         The Company is authorized to issue 10,000,000 shares of preferred stock. The Company's board of directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock ("Series A Preferred") with a par value of $4.50 per share. Holders of the Series A Preferred receive annual cumulative dividends of eight percent, payable quarterly, which dividends are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid. As of December 31, 2002, preferred stock dividends payable in the amount of $11,349, or $0.54 per share are due and payable. Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends. Series A Preferred stockholders have the right to convert each share of Series A Preferred to the Company's common stock at a rate of 1.5 common shares to 1 preferred share.

NOTE 6 - NOTE PAYABLE

         During 2001, the Company entered into an unsecured note payable agreement in the amount of $18,000 with an insurance company. The note bears interest at 9.55% and is payable in monthly installments of $2,080 with the final payment due in August 2002. As of December 31, 2002, there was no outstanding principal under the note.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2002 AND 2001

NOTE 7 - RELATED PARTY TRANSACTIONS

         During 2002 and 2001, the Company incurred interest expense of $0 and $18,100, respectively, on related party notes. As of December 31, 2002, there were no outstanding balances on these notes.

         The Company has a consulting arrangement with an entity owned by the Company's chairman whereby the Company agreed to pay $2,000 per month for 2001 and 2002. Either party can terminate the arrangement at any time upon 30 days prior notice. During 2000 and through May 31, 2001, unpaid amounts accrued interest at 10%. Beginning April 1, 2001, the agreement was modified to eliminate any future accrual of interest. As of December 31, 2002, $42,000 was owed under the arrangement.

         In 1997, the Company entered into a line of credit loan agreement with the chairman, and borrowed an initial amount thereunder of $355,000. Interest accrued at 10% on outstanding principle. During 2001, the line of credit was repaid and is no longer available to the Company.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

           On January 3, 2002, the Company engaged Deloitte & Touche as independent accountants to audit the Company's December 31, 2001 financial statements. The former accountants, Arthur Andersen LLP, were notified of their dismissal on January 4, 2002. The change was approved by the Company's board of directors.

         On October 17, 2002, the Company engaged Robison, Hill & Co., as independent auditors to audit the Company's December 31, 2002 financial statements. The former accountants, Deloitte & Touche, were notified of their dismissal on October 17, 2002. The change was approved by the Company's board of directors.

         During the registrant's two most recent fiscal years and any subsequent interim period preceding the foregoing dismissals there were no disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of the former accountants would have caused them to make reference to the subject matter of the disagreement(s) in connection with their reports. The former accountants' reports for the period of their engagement did not contain an adverse opinion or disclaimer of opinion. However the former accountants' reports were each modified for uncertainty as to whether the registrant would continue as a going concern. There was no qualification or modification as to audit scope or accounting principles


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers of InMedica. The following table furnishes information concerning the executive officers and directors of InMedica and their business backgrounds for at least the last five years.

     Name                           Age                           Director Since
     Larry E. Clark                 81                                1995
     Ralph Henson                   58                                1999
     Richard Bruggeman              48                                1995
     Sheng Jung Chiang              57                                2001
     Mao-Song Lee                   54                                2002

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

SHENG JUNG (ROBERT S.) CHIANG - Director. Mr. Chiang was vice president and secretary general of Onking Chain Store Co. Ltd. of the Republic of China (hereinafter "Taiwan") from November, 1988 through June, 2000 when he became the Vice President of Chi Lin Technology Co. Ltd. He has been employed with Chi Lin Technology since February 1, 2001. Mr. Chiang has a BA from the National Chen Chi University and an MBA from the National Taiwan University.

MAO-SONG LEE - Director. Dr. Lee was appointed as a director of the Company during October 2002. Since 2001 he has been employed by Chi Lin Technology Co., Ltd., as Technical Vice President. From 1998 until 2000 he was General Manager, Pilot Plants for Union Chemical Laboratories, Industrial Technology Research Institute of the Republic of China (Taiwan). During the period 1994-1997 he was Director of the Engineering Plastics Division for Union Chemical Laboratories, Industrial Technology Research Institute. From 1983 until 1991 he was Director of the Polymer Division, Union Chemical Laboratories, Industrial Technology Research Institute. He received a B.S. and M.S. from the National Cheng Kung University of Taiwan in 1970 and 1972, respectively. He also received a Ph.D. and an M.B.A. from the National Tsing Hua University of Taiwan in 1987 and from the National Cheng Chi University in 1994, respectively.

Each director serves until the next annual meeting of shareholders or until a successor is elected and qualified. Officers serve at the pleasure of the board of directors. Section 16(a) of the Securities Exchange Act of 1934 requires the

Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and shareholders holding greater than ten percent are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of any such reports furnished to the Company, during the fiscal year ended December 31, 2002 all Section 16(a) filing requirements applicable to officers, directors and shareholders holding greater than ten percent were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation. The table below discloses the compensation of the chief executive officer of the Company during the three fiscal years ended December 31, 2002:

                     Annual Compensation
                                        Restricted Stock Long Term Comp.
                                              Awards    Common Stock
Name                   Year Salary  Bonus             Underlying Options  Other
Ralph Henson (CEO)     2002 $ 96,000   -         -            -             -
Ralph Henson (CEO)     2001 $ 86,333   -         -            -       $15,000(2)
Ralph Henson (CEO)     2000 $ 69,999   -         -            -             -

Director Compensation. Directors may be compensated at the rate of $100 for attendance at each board meeting, but did not receive compensation for meetings in 2002 and 2001.

Compensation Committee Interlocks and Insider Participation. Compensation of officers and employees is determined by the Board of Directors. Officers, Ralph Henson and Richard Bruggeman are also members of the Board of Directors.


--------------
(2) See "Certain Relationships and Related Transactions".

     OPTIONS GRANTED IN THE LAST FISCAL YEAR3

              % of Total
              Options
              Granted to        Exercise
     Options  Employees in       Price               Expiration
Name Granted   FY 2001         ($/Share)               Date
--------------------------------------------------------------------------------
None


AGGREGATED OPTIONS EXERCISED IN LAST
FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                            Value of Unexercised
                                         Number of                In-The-Money
                                     Unexercised Options      Options at Fiscal
           Shares                    at Fiscal Year End             Year End
          Acquired      Value           Exercisable/               Exercisable/
Name     on Exercise    Realized        Unexercisable             Unexercisable
--------------------------------------------------------------------------------
None

         The Company presently has no plan for the payment of any annuity or pension retirement benefits to any of its officers or directors, and no other remuneration payments, contingent or otherwise, are proposed to be paid in the future to any officer or director, directly or indirectly. The Company's 1991 Stock Incentive Plan and 1991 Formula Stock Option Plan expired during the year 2001. At December 31, 2001 there remained 31,500 fully vested options exercisable under the Stock Incentive Plan at $.60 per share which options expired during 2002. At December 31, 2002 there were no fully vested options exercisable under the Stock Incentive Plan.


-------------------
(3) To persons in the executive compensation table.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table furnishes information concerning the common stock ownership of directors, officers, and principal shareholders as of March 18, 2003:

                                  Nature of          Number of
Name and Position                 Ownership         Shares Owned         Percent
--------------------------------------------------------------------------------
Chi Lin Technologies              Direct              5,328,204            33.3%
717 No. 71, Te Lun RD
Jen Te Hsian
Tainan County, Taiwan
Principal Shareholder

Larry E. Clark                    Direct              1,428,000
Chairman                          Indirect            1,219,025
                                                      ---------
                                  Total               2,647,025            16.6%

Ralph Henson                      Direct                225,000             1.4%
President, Director
Chief Executive Officer

Richard Bruggeman                 Direct and            174,387(4)          1.1%
Director, Chief                   Indirect              464,975(5)          2.9%
Financial Officer                 Options                75,000             0.5%
                                                        -------             ---
                                  Total                 714,362             4.5%

Sheng Jung (Robert S.) Chiang     Indirect                    *(6)
Director

Mao-Song Lee                      Indirect                    *(7)
Director

All Executive Officers            Direct and
and Directors as a                Indirect            8,839,591            55.3%
group (5 persons)                 Options                75,000             0.5%
                                                      ---------            ----
                                  Total               8,914,591            55.8%

Shares shown in the forgoing table as directly owned are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power. Calculations of the percentage of ownership of shares outstanding in the foregoing table are based on 15,984,613 shares outstanding and assume the exercise of options, to which the percentage relates. Rounding causes differences in totals from percentage ownership shown.

------------------
(4) Includes 400 shares held in individual retirement accounts and 4,620 shares held in a family trust of which Mr. Bruggeman is Trustee.
(5) Shares held by Mr. Bruggeman's wife.
(6) Mr. Chiang is vice president of Chi Lin Technologies Co. Ltd. which holds 5,328,204 shares.
(7) Dr. Lee is director of biomedical research of Chi Lin Technologies Co. Ltd. which holds 5,328,204 shares.

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

                           (3) Articles of Amendment, dated June 16, 1995 to the Articles of Incorporation of the Company adopting a class of Preferred Stock, incorporated by reference to Exhibit 1 to Form 10-QSB for the period ended September 30, 1995

                           (3) Articles of Amendment, dated September 25, 1995 to the Articles of Incorporation of the Company adopting a Series A Preferred Stock, incorporated by reference to Exhibit 2 to Form 10-QSB for the period ended September 30, 1995

                           (3) Articles of Amendment, dated December 18, 2002 to Articles of Incorporation of the Company increasing the authorized shares of common stock from 20,000,000 to 40,000,000.

                           (10) Consulting agreement with Larry E. Clark dated April 1, 2001, incorporated by reference to the Exhibits to Form 10KSB for the year 2002.

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

                           (10) First Amendment to the Hematocrit Development and Option Agreement between InMedica Development Corporation and Medical Physics, dated March 1, 1998, incorporated by reference to Exhibit 1 to the Company's Form 10KSB for the year ended December 31, 1997.

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

                           (16) The Letter of Deloitte & Touche LLP to the Commission dated October 18, 2002 is incorporated by reference to the Form 8K filed by the Company on October 22, 2002.

                           (21) Subsidiaries of the Company (MicroCor, Inc., a Utah corporation)

                           (99)     Sarbanes-Oxley Section 906 Certification



(b) The Company filed a Form 8K on October 22, 2002 reporting a change in the Company's certified public accountant.

ITEM 14. CONTROLS AND PROCEDURES.
The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and 15d - 14(c)) have functioned effectively so as to provide those officers the information necessary to evaluate whether: (i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading, with respect to the period covered by this Annual Report on Form 10-KSB, and (ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented therein. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were required or taken.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INMEDICA DEVELOPMENT CORPORATION

  Date:  March 25, 2003                         By /s/ Ralph Henson
                                                  RALPH HENSON, President
                                                  & Chief Executive Officer

                                                By /s/ Richard Bruggeman
                                                  RICHARD BRUGGEMAN
                                                  Chief Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Larry E. Clark                                        DATE:  March 25, 2003
LARRY E. CLARK, Director


/s/ Richard Bruggeman                                     DATE:  March 25, 2003
RICHARD BRUGGEMAN, Director


/s/ Ralph Henson                                          DATE:  March 25, 2003
RALPH HENSON, Director


/s/ Sheng Jung Chiang                                     DATE:  March 25, 2003
SHENG JUNG (ROBERT S.) CHIANG,
  Director


/s/ Mao-Song Lee                                          DATE:  March 25, 2003
MAO-SONG LEE, Director

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Ralph Henson, certify that:

1. I have reviewed this annual report on Form 10-KSB of InMedica Development Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and precedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March  25, 2003


/s/ Ralph Henson
Ralph Henson,
 President

                       CERTIFICATE PURSUANT TO SECTION 302
                        OF THE SABANES-OXLEY ACT OF 2002


I, Richard Bruggeman, certify that:

1. I have reviewed this annual report on Form 10-KSB of InMedica Development Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls: and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  March  25, 2003



/s/ Richard Bruggeman
Richard Bruggeman
 Chief Financial Officer

                EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
                         FORM 10-KSB - DECEMBER 31, 2002

EXHIBIT NUMBER                              DESCRIPTION

                  3 Articles of Amendment, dated December 18, 2002 to Articles of Incorporation of the Company increasing the authorized shares of common stock from 20,000,000 to 40,000,000.

                  99       Sarbanes-Oxley Section 906 Certification

                              ARTICLES OF AMENDMENT
                                     to the
                            ARTICLES OF INCORPORATION
                                       of
                        INMEDICA DEVELOPMENT CORPORATION

         Pursuant to the provisions of the Utah Business Corporation Act, the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation:

         FIRST: The name of the corporation is InMedica Development Corporation.

         SECOND: The first sentence of Article IV, paragraph (a), of the articles of incorporation of the Company was amended and restated in its entirety upon approval by the shareholders of the corporation on December 16, 2002, so as to read as follows:

           "The total number of common shares which this corporation shall have authority to issue is 40,000,000, par value of $0.001 per share."

No other changes to the articles of incorporation are effected by this amendment and the only change from the existing Article IV, paragraph (a) first sentence, is the substitution of "40,000,000" for "20,000,000" as it appears above.

         THIRD: The number of shares of the Corporation outstanding at the time of such adoption was 15,984,613; and the number of shares entitled to vote thereon was 15,984,613.

         FOURTH: The designation and number of outstanding shares of each class entitled to vote thereon as a class were as follows, each share being entitled to one vote:

        Class                  Number of Shares        Shares Represented at the
                                                       Meeting

Common Stock, $1.00 par value       15,984,613                9,090,818

         FIFTH: The number of shares voted for such amendment was 9,034,151; and the number of shares voted against such amendment was none.

         Dated this  18th day of December, 2002.

                                          INMEDICA DEVELOPMENT CORPORATION


                                          By _/s/Ralph Henson__________________
                                             Ralph Henson,  President

                                          /s/RichardBruggeman__________________
                                           Richard Bruggeman, Secretary

STATE OF UTAH       )
                                : ss
COUNTY OF SALT LAKE )

         I, Scott R. Jenkins, Notary Public, do hereby
certify that on this 18th, day of December, 2002 personally
appeared before me Ralph Henson and Richard Bruggeman
who being by me first duly sworn, declared that they are the
President and Secretary of InMedica Development Corporation,
that they signed the  foregoing  document as  President  and
Secretary  of the Corporation, respectively, and that the statements therein contained are true.
                          /s/ Scott R. Jenkins    _____________________________
                              NOTARY PUBLIC

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         Each of the undersigned hereby certifies in his capacity as an officer of InMedica Development Corporation (the Company) that the Annual Report of the Company on Form 10KSB for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.


/s/ Ralph Henson
Ralph Henson,
 Chief Executive Officer



/s/ Richard Bruggeman
Richard Bruggeman,
 Chief Financial Officer