Form 10QSB
period 2003-03-31
INMEDICA DEVELOPMENT CORP
filed 2003-05-14
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2003

                           Commission File No. 0-12968

                        INMEDICA DEVELOPMENT CORPORATION
                        --------------------------------
       (Exact name of small business issuer as specified in its charter)



             Utah                                   87-0397815
-------------------------------                   ----------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of May 1, 2003 was 15,982,993 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                      ASSETS
                                     ------
                                               As of
                                             March 31,
                                              2003
                                           (Unaudited)
                                           -----------

        CURRENT ASSETS:
           Cash                             $   39,478
           Securities available for sale             1
           Prepaid expenses and other              825

                                            ----------
                Total current assets            40,304


        EQUIPMENT AND FURNITURE,
          at cost, less accumulated
          depreciation of $253,167                 708

                                            ----------


                Total assets                $   41,012
                                            ==========














            See notes to consolidated financial statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------

                                                          As of
                                                         March 31,
                                                           2003
                                                          ------
                                                       (Unaudited)

        CURRENT LIABILITIES:
           Related party consulting fees payable       $    48,000
           Accounts payable                                  1,000
           Preferred stock dividend payable                 13,240
                                                      ------------

                Total current liabilities                   62,240
                                                       -----------

            MINORITY INTEREST                              124,208
                                                       -----------

        STOCKHOLDERS' EQUITY:
           Preferred stock, 10,000,000
            shares authorized; Series A
            preferred stock, cumulative and
            convertible, $4.50 par value,
            1,000,000 shares designated,
            21,016 shares issued and
            outstanding                                     94,573
           Common stock, $.001 par value;
            40,000,000 shares authorized,
            15,982,993 issued and outstanding               15,983
           Additional paid-in capital                    8,024,260
           Accumulated deficit                          (8,280,252)
                                                        ----------

                Total stockholders' equity                (145,436)
                                                        ----------
                Total liabilities and
                 stockholders' equity                   $  41,012
                                                        ==========











            See notes to consolidated financial statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Three
                                               Months Ended
                                                 March 31,
                                             2003        2002
                                           --------    --------
                                                (Unaudited)
          TOTAL ROYALTY REVENUES            $   -0-         -0-
                                           --------    --------

          OPERATING EXPENSES:
            General and
              administrative                 62,097      91,928
            Research and
             development                      1,841       2,869
                                           --------    --------
              Total operating expenses       63,938      94,797
                                           --------    --------

          LOSS FROM OPERATIONS              (63,938)    (94,797)
                                           --------    --------

          OTHER INCOME (EXPENSE):
            Other income, net                    20          39
            Interest expense                    -0-        (241)
                                           --------    --------
             Total other expense, net            20        (202)
                                           --------    --------

          LOSS BEFORE MINORITY INTEREST     (63,918)    (94,999)

           MINORITY INTEREST                  9,600      10,415
                                           --------    --------
          NET LOSS                          (54,318)    (84,584)

          PREFERRED STOCK DIVIDENDS          (1,891)     (1,891)
                                           --------    --------

          NET LOSS APPLICABLE TO
           COMMON STOCKHOLDERS             $(56,209) $ (86,475)
                                           ========   ========
          NET LOSS PER COMMON SHARE
            (BASIC AND DILUTED)            $   (.00)  $   (.01)
                                           ========   ========

          Weighted average number
           of common shares outstanding   15,982,993 15,982,993
                                           =========  =========



            See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Three
                                                    Months Ended
                                                      March 31,
                                                    2003       2002
                                                  --------   --------
                                                     (Unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                  $ (54,318) $( 84,584)
       Adjustments to reconcile net
         loss to net cash used in
         operating activities-
           Depreciation and amortization                44        -0-
           Minority interest in losses              (9,600)   (10,415)
           Change in assets and liabilities
             Prepaid expenses and other                625      5,623
             Consulting fee payable to
               related party                         6,000      6,000
               Note payable                            -0-     (6,000)
             Accounts payable                         (704)    (2,619)
             Accrued payroll                           -0-     (3,500)
                                                  --------   --------
                Net cash used in
                  operating activities             (57,953)   (95,495)
                                                  --------   --------

     CASH FLOWS USED IN INVESTING ACTIVITES:
       Purchase of equipment and furniture             -0-       (884)
                                                  --------   --------
                       Net cash used in investing
                         activities                    -0-       (884)
                                                 ---------  ---------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Preferred stock dividend                        -0-     (3,783)

                                                  -------- -------
                Net cash used in financing
                  activities                           -0-     (3,783)
                                                  ---------- --------








           See notes to consolidated financial statements.

                INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                   For the Three
                                                   Months Ended
                                                     March 31,
                                                   2003     2002
                                                ---------- -------
                                                    (Unaudited)


   NET DECREASE IN CASH                          (57,953)    (100,162)

   CASH AT BEGINNING OF PERIOD                    97,431      106,739
                                                 -------     --------

   CASH AT END OF PERIOD                        $ 39,478      $ 6,577
                                                 =======      =======

























          See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements of InMedica Development Corporation and its majority owned subsidiary, MicroCor, Inc. (the "Company") have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated net losses of $54,318 and $84,584 for the three month periods ended March 31, 2003 and 2002, respectively, and negative cash flows from operations of $57,953 and $95,495 for the three month periods ended March 31, 2003 and 2002, respectively. As of March 31, 2003, the Company had an accumulated deficit of $8,280,252. At March 31, 2003, the Company had a stockholders' equity (deficit) of $(145,436). These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes pursuing additional strategic alliances and licensing agreements, and if warranted, preparation for the clinical trials that will be required for FDA approval for the medical products that are currently under development, pursuant to the Chi Lin development agreement, utilizing the Non-invasive Hematocrit Technology.

The accompanying consolidated financial statements of the Company are unaudited. However, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation of results for the interim periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's annual report on form 10-KSB for the year ended December 31, 2002.

2_       Summary of Significant Accounting Policies

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES. During the three months ended March 31, 2003 liquidity resulted from the sale of stock by InMedica and its subsidiary MicroCor pursuant to the Stock Purchase Agreement dated May 10, 2001. As of March 31, 2003 InMedica and MicroCor had each received payments of $500,000 from Chi Lin and Chi Lin's stock purchase obligation has now been satisfied.

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

RESULTS OF OPERATIONS. InMedica incurred net losses during the three month period ended March 31, 2003 and 2002. The Company had an accumulated deficit of $8,280,252 as of March 31, 2003. No revenues from operations are expected in the foreseeable future. The net loss for the period ended March 31, 2003 decreased to $54,318 compared to the net loss of $84,584 for 2002, primarily due to an decrease in total operating expenses of $30,859. The decrease in operating expenses is the result of reduced insurance costs, accounting and legal fees.

Item 3:   Controls and Procedures

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

                            INMEDICA DEVELOPMENT CORPORATION
Dated: May 1, 2003
--------------------
                                By /s/ Ralph Henson
                                -------------------
                                Ralph Henson, CEO


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

DATE: May 1, 2003


/s/ Ralph Henson_______
Ralph Henson, President

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

DATE: May 1, 2003


/s/ Richard Bruggeman____
Richard Bruggeman,
 Chief Financial Officer

        EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
                   FORM 10QSB - SEPTEMBER 30, 2002

EXHIBIT NUMBER             DESCRIPTION
      99               Sarbanes-Oxley Section 906                  Certification

                 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies in his capacity as an officer of InMedica Development Corporation (the Company) that the Quarterly Report of the Company on Form 10QSB for the period ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.


/s/ Ralph Henson
 Ralph Henson, Chief Executive Officer

/s/ Richard Bruggeman
Richard Bruggeman, Chief Financial Officer