Form 10QSB
period 2003-06-30
INMEDICA DEVELOPMENT CORP
filed 2003-08-14
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10 - QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2003

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

             825 N. 300 West, Suite N132, Salt Lake City, Utah 84103
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

The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of August 12, 2003 was 15,982,993 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET



                                     ASSETS

                                       As of
                                      June 30,
                                        2003
                                    ------------
                                    (Unaudited)

CURRENT ASSETS:
   Cash                             $     20,117
   Securities available for sale               1
   Prepaid expenses and other                200
                                    ------------

        Total current assets              20,318

EQUIPMENT AND FURNITURE,
   at cost, less accumulated
   depreciation of $253,211                  663
                                    ------------

        Total assets                $     20,981
                                    ============













                 See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET(CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                As Of
                                               June 30,
                                                 2003
                                             ----------
                                             (Unaudited)


CURRENT LIABILITIES:
   Related party consulting fees payable     $   54,000
   Accounts payable                               1,000
   Preferred stock dividend payable              15,132
                                             ----------

        Total current liabilities                70,132
                                             ----------

MINORITY INTEREST                               121,843
                                             ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, 10,000,000
    shares authorized; Series A
    preferred stock, cumulative
    and convertible, $4.50 par
    value, 1,000,000 shares
    designated, 21,016 shares
    outstanding                                 94,573
   Common stock, $.001 par value;
    40,000,000 shares authorized,
    15,982,993 issued and outstanding           15,983
   Additional paid-in capital                8,024,260
   Accumulated deficit                      (8,305,810)
                                            ----------

        Total stockholders'
         equity                               (170,994)
                                            ----------
        Total liabilities and
         stockholders' equity               $   20,981
                                            ==========


                 See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Three            For the Six
                                  Months Ended             Months Ended

                                    June 30,                 June 30,
                              ----------------------  -----------------------
                                2003        2002         2003        2002
                              ---------- -----------  ----------- -----------
                                    (Unaudited) (Unaudited)

TOTAL ROYALTY REVENUES        $         -  $        - $         -  $       -
                              -----------  ---------- -----------  ---------

OPERATING EXPENSES:
  General and

    administrative                 21,165     72,417       83,262    164,345
  Research and
    development                     4,884      2,537        6,725      5,406
                              -----------  ---------- -----------  ---------

  Total operating expenses         26,049     74,954       89,987    169,751
                              ------------ ---------- ------------ ---------


LOSS FROM OPERATIONS              (26,049)   (74,954)     (89,987)  (169,751)
                              -----------  ---------  -----------  ---------

OTHER INCOME (EXPENSE):
  Other income, net                    19         36           39         75
  Interest expense                    -         (161)          -        (402)
                              -----------  ---------  -----------  ---------

  Total other expense, net             19       (125)          39       (327)
                              -----------  ---------  -----------  ---------


LOSS BEFORE MINORITY INTEREST     (26,030)   (75,079)     (89,948)  (170,078)

MINORITY INTEREST                   2,364     10,503       11,964     20,918
                              ----------- ----------  ----------- ----------

NET LOSS                          (23,666)   (64,576)     (77,984)  (149,160)

PREFERRED STOCK DIVIDENDS          (1,892)    (1,892)      (3,783)    (3,783)
                              ----------- ----------  ----------- ----------

NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS             (25,558)   (66,468)     (81,767)  (152,943)

NET LOSS PER COMMON SHARE
  (BASIC AND DILUTED)         $          -          -  $      (.01) $    (.01)
                              ============ ==========  =========== ==========

Weighed average number
  of common shares
  outstanding                   15,982,993 15,984,613   15,982,993 15,984,613
                              ============ ==========  =========== ===========

                 See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           For the Six Months Ended
                                                   June 30,
                                            ------------------------
                                             2003             2002
                                            -----            -------
                                                  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                               $   (77,984)    $  (149,160)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities-
      Depreciation and amortization               88              43
      Issuance of stock for
          consulting fees                         -               -
      Minority interest in losses            (11,964)        (20,918)
      Change in assets and liabilities-
        Prepaid expenses and other             1,250          11,248
        Related party consulting fee payable  12,000          12,000
        Accounts payable                        (704)         (1,329)
        Accrued payroll                           -           (4,292)
        Note payable                              -          (10,000)
                                           ---------       ---------

          Net cash used in
           operating activities              (77,314)       (162,408)
                                           ---------       ---------

CASH FLOWS USED IN INVESTING ACTIVITIES -
  Purchase of equipment and furniture             -             (884)
                                           ---------        --------











             See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                            For the Six Months Ended
                                            ------------------------
                                             2003             2002
                                            -----            -------
                                                    (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from stock subscription receivable       -      50,000
 Proceeds from note receivable from Chi Lin        -      50,000
 Proceeds from borrowing on notes payable
    and notes payable to related parties           -          -
 Preferred stock dividend                          -      (3,783)
 Payments on related-party notes
    payable and interest                           -          -
                                            ---------    ---------

       Net cash provided by
         financing activities                      -       96,217
                                           ----------  ----------



NET INCREASE (DECREASE)IN CASH               (77,314)    (67,075)

CASH AT BEGINNING OF THE PERIOD               97,431      106,739
                                            --------    ---------

CASH AT END OF THE PERIOD                   $ 20,117      $39,664
                                            =========    ========


                See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       Basis of Presentation

The accompanying unaudited consolidated financial statements of InMedica Development Corporation and its majority owned subsidiary, MicroCor, Inc. (collectively the "Company") have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated net losses of $77,984 and $149,160 for the six month periods ended June 30, 2003 and 2002, respectively, and negative cash flows from operations of $77,314 and $162,408 for the six month periods ended June 30, 2003 and 2002, respectively. As of June 30, 2003, the Company had an accumulated deficit of $8,305,810. At June 30, 2003, the Company had a stockholders' deficit of $(170,994). These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes pursuing additional strategic alliances and licensing agreements, and if warranted, preparation for the clinical trials that will be required for FDA approval for the medical products that are currently under development, pursuant to the Chi Lin development agreement, utilizing the Non-invasive Hematocrit Technology.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Plan of Operation.

        The remaining funds of the Company are expected to satisfy the Company's cash needs only through the end of September, 2003. The Company continues to search for strategic partners or sources of funding in order to continue future research and development on its hematocrit technology and pay administrative costs. Ongoing research and development has been funded by Chi Lin Technologies, Inc., although the Company continues to seek funding from other sources. The Company has no present assurance that additional funding will be obtained. If funding should be obtained, the Company plans to use those funds to complete the ongoing work on the engineering prototype currently under development and to test the prototype in order to assess its performance. If satisfactory test results are obtained, the Company then plans to use the engineering prototype as a model to produce a number of manufacturing prototypes which could be used in clinical trials and submissions that the Company anticipates would be required to obtain approval for marketing by the FDA. The Company currently has no commitments for funding to complete this work. The Company's two employees continue to work for the Company and their salaries are being accrued.

Liquidity and Capital Resources.

    During the three and six month periods ended June 30, 2003 liquidity resulted from the sale of stock by InMedica and its subsidiary MicroCor pursuant to the Stock Purchase Agreement dated May 10, 2001. As of June 30, 2003 InMedica and MicroCor had each received payments of $500,000 from Chi Lin and Chi Lin's stock purchase obligation has now been satisfied. The funds generated from the sale of stock in 2001 were the sole source of the Company's cash flow and are sufficient to meet the Company's operating expenses only through September 30, 2003. While the Company has in the past borrowed from affiliates, any borrowing in the future from affiliates, if available, is not expected to be sufficient to provide future liquidity needs, retire obligations and fund continued research and development.

Results of Operations.

    InMedica incurred net losses during the three and six month periods ended June 30, 2003 and 2002. The Company had an accumulated deficit of $8,305,810 as of June 30, 2003. No revenues from operations are expected in the foreseeable future. The net loss for the six month period ended June 30, 2003 decreased to $77,984 compared to the net loss of $149,160 for 2002, primarily due to an decrease in total operating expenses of $79,764. The net loss for the three month period ended June 30, 2003 decreased to $23,666 compared to the net loss of $64,576 for the three months ended June 30, 2002, primarily due to a decrease in total operating expenses of $48,905. The decrease in operating expenses for both comparative periods is the result of reduced insurance costs, payroll, accounting and legal fees.

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

     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:  None

Item 2.   Changes in Securities and Use of Proceeds: None

Item 3.   Defaults Upon Senior Securities: None

Item 4.   Submission of Matters to a Vote of Security Holders: None

Item 5.   Other Information: None

Item 6.   Exhibits and reports on Form 8-K: See Exhibit Index.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INMEDICA DEVELOPMENT CORPORATION


                                /s/ Ralph Henson
                                --------------------------
                                By Ralph Henson, President

                                /s/ Richard Bruggeman
                                --------------------------
Date:  August 12, 2003          By Richard Bruggeman, Treasurer
-----------------------

        EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
                   FORM 10QSB - JUNE 30, 2003

EXHIBIT NUMBER    DESCRIPTION

     31.1 Section 302 Certifications of Ralph Henson

     31.2 Section 302 Certifications of Richard Bruggeman

     32.1 Sarbanes-Oxley Section 906 Certification of Ralph Henson

     32.2 Sarbanes-Oxley Section 906 Certification of Richard Bruggeman