Form 10QSB
period 2003-09-30
INMEDICA DEVELOPMENT CORP
filed 2003-11-14
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                  Form 10 - QSB


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2003


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


The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of November 10, 2003 was 15,982,993 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET



                                     ASSETS

                                        As of
                                    September 30,
                                        2003
                                     (Unaudited)

CURRENT ASSETS:
   Cash                             $     11,982
   Securities available for sale               1
   Prepaid expenses and other                200
                                    ------------

        Total current assets              12,183

EQUIPMENT AND FURNITURE,
   at cost, less accumulated
   depreciation of $253,255                  619
                                    ------------






        Total assets                $     12,802
                                    ============








                 See notes to consolidated financial statements.

                  INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET(CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               As Of
                                            September 30,
                                               2003
                                            (Unaudited)

CURRENT LIABILITIES:
   Related party consulting fees payable     $   60,000
   Accounts payable                               7,560
   Preferred stock dividend payable              17,023
                                             ----------


        Total current liabilities                84,583
                                             ----------

MINORITY INTEREST                               119,742
                                             ----------


STOCKHOLDERS' EQUITY:
   Preferred stock,  10,000,000
    shares  authorized;  Series A
    preferred  stock, cumulative
    and convertible,  $4.50 par
    value,  1,000,000 shares
    designated, 21,016 shares
    outstanding                                  94,573
   Common stock, $.001 par value;
    40,000,000 shares authorized,
    15,982,993 issued and outstanding            15,983
   Additional paid-in capital                 8,024,260
   Accumulated deficit                       (8,326,339)
                                             ----------

        Total stockholders'
         equity                                (191,523)
                                             ----------
        Total liabilities and
         stockholders' equity                $   12,802
                                             ==========


                 See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Three            For the Nine
                                  Months Ended             Months Ended
                          September 30, September 30,
                                  2003         2002      2003         2002
                                     (Unaudited)           (Unaudited)


TOTAL ROYALTY REVENUES        $       -    $      -   $       -    $     -
                              -----------  ---------- -----------  ---------

OPERATING EXPENSES:
  General and
    administrative                 17,167     70,042      100,429    234,387
  Research and
    development                     3,581      5,953       10,306     11,359
                              -----------  ---------- -----------  ---------

  Total operating expenses         20,748     75,995      110,735    245,746
                              ------------ ---------- ------------ ---------

 LOSS FROM OPERATIONS              (20,748)   (75,995)    (110,735)  (245,746)
                               -----------  ---------  -----------  ---------

OTHER INCOME (EXPENSE):
  Other income, net                     7         32           46        107
  Interest expense                    -         (161)          -        (563)
                              -----------  ---------  -----------  ---------

  Total other expense, net              7       (129)          46       (456)
                              -----------  ---------  -----------  ---------


LOSS BEFORE MINORITY INTEREST     (20,741)   (76,124)    (110,689)  (246,202)

MINORITY INTEREST                   2,103     10,894       14,067     31,812
                              ----------- ----------  ----------- ----------

NET LOSS                          (18,638)   (65,230)     (96,622)  (214,390)

PREFERRED STOCK DIVIDENDS          (1,891)    (1,892)      (5,674)    (5,674)
                              ----------- ----------  ----------- ----------

NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS             (20,529)   (67,121)    (102,296)  (220,064)

NET LOSS PER COMMON SHARE
  (BASIC AND DILUTED)          $      -           -    $     (.01) $    (.01)
                              =========== ===========  =========== ==========

Weighed average number
  of common shares
  outstanding                  15,982,993  15,984,613   15,982,993 15,984,613

                 See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                           For the Nine Months Ended
                                               September 30,
                                             2003             2002
                                            -----            -------
                                                  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                               $   (96,622)    $  (214,390)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities-
      Depreciation and amortization              133              87
      Issuance of stock for
          consulting fees                         -               -
      Minority interest in losses            (14,067)        (31,812)
      Change in assets and liabilities-
        Prepaid expenses and other             1,250          16,875
        Related party consulting fee payable  18,000          18,000
        Accounts payable                       5,857          (2,629)
        Accrued payroll                           -           (4,292)
        Note payable                              -          (14,000)
                                           ---------       ---------
          Net cash used in
           operating activities              (85,449)       (232,161)
                                           ---------       ---------


CASH FLOWS USED IN INVESTING ACTIVITIES -
  Purchase of equipment and furniture             -             (884)
                                           ---------        --------











             See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                        For the Nine Months Ended
                                              September  30,
                                               2003        2002
                                                  (Unaudited)



CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from stock subscription receivable       -     100,000
 Proceeds from note receivable from Chi Lin        -     100,000
 Preferred stock dividend                          -      (3,783)
                                            ---------    -------


       Net cash provided by
         financing activities                      -     196,217
                                           ----------  ---------



NET INCREASE (DECREASE)IN CASH               (85,449)    (36,828)

CASH AT BEGINNING OF THE PERIOD               97,431      106,739
                                            --------    ---------

CASH AT END OF THE PERIOD                   $ 11,982      $69,911
                                            =========    ========













                See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       Basis of Presentation

The accompanying unaudited consolidated financial statements of InMedica Development Corporation and its majority owned subsidiary, MicroCor, Inc. (collectively the "Company") have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated net losses of $96,622 and $214,390 for the nine month periods ended September 30, 2003 and 2002, respectively, and negative cash flows from operations of $85,449 and $232,161 for the nine month periods ended September 30, 2003 and 2002, respectively. As of September 30, 2003, the Company had an accumulated deficit of $8,326,339. At September 30, 2003, the Company had a stockholders' deficit of $(191,523). These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes pursuing additional strategic alliances and licensing agreements, and if warranted, preparation for the clinical trials that will be required for FDA approval for the medical products that are currently under development, pursuant to the Chi Lin development agreement, utilizing the Non-invasive Hematocrit Technology.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND PLAN OF OPERATION

Plan of Operation.

        The remaining funds of the Company are expected to satisfy the Company's cash needs only through the end of December 31, 2003. The Company continues to search for strategic partners or sources of funding in order to continue future research and development on its hematocrit technology and pay administrative costs. Ongoing research and development has been funded by Chi Lin Technologies, Inc., although the Company continues to seek funding from other sources. The Company has no present assurance that additional funding will be obtained. If funding should be obtained, the Company plans to use those funds to complete the ongoing work on the engineering prototype currently under development and to test the prototype in order to assess its performance. If satisfactory test results are obtained, the Company then plans to use the engineering prototype as a model to produce a number of manufacturing prototypes which could be used in clinical trials and submissions that the Company anticipates would be required to obtain approval for marketing by the FDA. The Company currently has no commitments for funding to complete this work.

        For the three month period ended June 30, 2003 the Company's President and Chief Financial Officer each were paid wages of $1 per month. Since July 1, 2003 the Company's President and Chief Financial Officer work for the Company without pay and with no accrual of those unpaid wages. No decision has been made to determine how those reduced wages and unpaid wages will be settled.

Liquidity and Capital Resources.

    During the three and nine month periods ended September 30, 2003 liquidity resulted from the previous sale of stock by InMedica and its subsidiary MicroCor pursuant to the Stock Purchase Agreement dated May 10, 2001. As of October 2, 2002 InMedica and MicroCor had each received payments of $500,000 from Chi Lin and Chi Lin's stock purchase obligation was satisfied. The funds generated from the sale of stock in 2001 were the sole source of the Company's cash flow and are sufficient to meet the Company's operating expenses only through December 31, 2003. While the Company has in the past borrowed from affiliates, any borrowing in the future from affiliates, if available, is not expected to be sufficient to provide future liquidity needs, retire obligations and fund continued research and development.

Results of Operations.

    InMedica incurred net losses during the three and nine month periods ended September 30, 2003 and 2002. The Company had an accumulated deficit of $8,326,339 as of September 30, 2003. No revenues from operations are expected in the foreseeable future. The net loss for the nine month period ended September 30, 2003 decreased to $96,622 compared to the net loss of $214,390 for 2002, primarily due to an decrease in total operating expenses of $135,011. The net loss for the three month period ended September 30, 2003 decreased to $18,638 compared to the net loss of $65,230 for the three months ended September 30, 2002, primarily due to a decrease in total operating expenses of $55,247. The decrease in operating expenses for both comparative periods is the result of reduced insurance costs, payroll, accounting and legal fees.

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

                                INMEDICA DEVELOPMENT CORPORATION


                                /s/ Ralph Henson
                                -----------------------------
                                By Ralph Henson, President


                                /s/ Richard Bruggeman
                                -----------------------------
Date:  November 10, 2003        By Richard Bruggeman, Treasurer

        EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
                   FORM 10QSB -September 30, 2003

EXHIBIT NUMBER    DESCRIPTION

         31.1     Section 302 Certifications of Ralph Henson
         31.2     Section 302 Certifications of Richard Bruggeman
         32.1     Sarbanes-Oxley Section 906 Certification of Ralph Henson
         32.2     Sarbanes-Oxley Section 906 Certification of Richard Bruggeman