Form 10KSB
period 2003-12-31
INMEDICA DEVELOPMENT CORP
filed 2004-03-30
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934
                      For the Year Ended December 31, 2003

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
           Common Stock, $.001 par value                  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing require-ments for the past 90 days. [X] yes [ ] no Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosures will be con-tained, to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB [X ]

Issuer's revenues for its most recent fiscal year: $ 0. The aggregate market value of voting stock held by non-affiliates of the registrant as of March 12, 2004 was approximately $428,701 (1). The number of shares outstanding of the issuer's common stock, $.001 par value, as of March 13, 2004 was 15,984,613.

(1) Based on 7,145,022 non-affiliate shares at $.06 per share, the average bid and asked price on that date.

DOCUMENTS INCORPORATED BY REFERENCE: None

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

The Company also entered into a Development, Licensing and Manufacturing Agreement with Chi Lin pursuant to which InMedica granted Chi Lin a world-wide license to develop and manufacture products based on the hematocrit technology. The primary product to be developed is a device capable of non-invasive hematocrit measurement. The agreement also grants Chi Lin the exclusive license to distribute the products in Australia, New Zealand, and the countries of Asia (excluding Russia and the Middle East). InMedica retained distribution rights in other areas of the world. In January 2004 the Company entered into discussions with a medical company which would allow that company to evaluate the commercial and technical utility of the hematocrit technology for the purpose of pursuing a possible business venture. As a part of this process funds have been advanced to the Company providing the operating overhead during the period of evaluation.

Note Receivable. In June 2000, the Company licensed its hematocrit technology to an unrelated entity in exchange for a note receivable of $150,000, due June 19, 2001. On June 19, 2001, the entity defaulted on the note and the entity subsequently granted the Company a secured note receivable for $165,000 (the "Note") that represents the outstanding principle and accrued interest as of December 19, 2001. The Note bears interest at 10% annually and was due on June 19, 2002. The Note is secured by all tangible and intangible assets of the entity. As collection of the Note is uncertain, it has been fully reserved in the consolidated financial statements. As of December 31, 2003, the full amount of the Note plus accrued interest is unpaid and the entity is in default.

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

Product Development. For the past 14 years, the Company has conducted research or engaged in fund raising to support development of a method for measuring hematocrit non-invasively (without drawing blood) and has applied for patents covering this technology. Hematocrit is the percentage of blood volume made up by red blood cells and is a common laboratory test currently performed invasively by drawing a blood sample from the patient. During May 1997, the Company employed Dr. Gail Billings, a bio-medical researcher and, effective August 29, 1997, the Company engaged Medical Physics, Inc., a biomedical research company located in Salt Lake City, Utah to conduct further research and development on the project. The researchers engaged in additional research through 1998. During 1999, the researchers completed production of a transportable prototype device for use in demonstrating the technology. See "Business General" for a description of a Development, Licensing and Manufacturing Agreement with Chi Lin Technologies Co. Ltd. entered into during 2001.

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

Patents. As of December 12, 1995, the Company's application for a patent entitled "Method and Apparatus for Non-Invasively Determining Hematocrit," was allowed by the U.S. Patent Office and the Patent issued on June 18, 1996 with a term of 17 years. The Company was also issued an additional patent that claims priority from October 4, 1990, the date of filing of the Company's "Method and Apparatus for Non-Invasively Determining Hematocrit". The patent term runs from October 4, 1990 for a period of 20 years. As of October 3, 2000, the Company was issued a third patent called "System and Method for In-Vivo Hematocrit Measurement Using Impedance and Pressure Plethysmography." The Company filed for a continuation of the third patent in June, 2000 and in December 2003 the Company received a Notice of Allowance of Claim from the U.S. Patent and Trademark office

Raw Materials. Materials and electronic components used in the production and development of ECG monitors and like products are components readily available through various suppliers.

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

Research and Development Costs. Research and development costs for the two years ended December 31, 2003 and 2002, were $24,723 and $10,020 respectively. None of the expenses were incurred on customer-sponsored research activities relating to the development of new products.

Employees. InMedica and MicroCor had one full time and one part time employee as of December 31, 2003.

Item 2. Properties

The Company presently leases office space on a month to month basis located at 825 North 300 West, Suite N132, in Salt Lake City, Utah.

Item 3. Legal Proceedings

There are no pending legal proceedings.



Item 4. Submission of Matters to a Vote of Security Holders

None

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

                                    Bid Price
     Quarter Ended                    High             Low
                                   --------          -------

     March 31, 2002                  $.15             $ .11
     June 30, 2002                    .15               .08
     September 30, 2002               .09               .05
     December 31, 2002                .09               .03

     March 31, 2003                   .07               .06
     June 30, 2003                    .07               .07
     September 30, 2003               .08               .07
     December 31, 2003                .10               .03

On March 15, 2004 there were approximately 520 record holders of the InMedica Common Stock. Such record holders do not include individual participants in securities position listings. InMedica has not paid cash dividends on its Common Stock since organization. For the foreseeable future, InMedica expects that earnings, if any, will be retained for use in the business or be used to retire obligations of the Company.

Four stockholders own an aggregate of 21,016 shares of the Company's Series A Preferred Stock, which is 8% convertible preferred. There is no public market for the Series A Preferred Stock. Total aggregate annual dividends payable on the outstanding preferred stock for the year 2003 was $18,914 as of December 31, 2003. See Note 5 to the Consolidated Financial Statements.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources. During the years 2003 and 2002, liquidity was generated from the sale of stock by InMedica and its subsidiary MicroCor pursuant to the Stock Purchase Agreement dated May 10, 2001. As of December 31, 2002 InMedica and MicroCor had each received payments of $500,000 from Chi Lin and Chi Lin's stock purchase obligation has now been satisfied. In January 2004 the Company entered into discussions with a medical company which would allow that company to evaluate the commercial and technical utility of the hematocrit technology for the purpose of pursuing a possible business venture. As a part of this process funds have been advanced to the Company providing a minimal operating overhead for the Company during the period of evaluation.


The funds generated from the sale of stock in 2001 were the sole source of the Company's cash flow and were sufficient to meet the Company's minimal operating expenses through December 31, 2003. While the Company has in the past borrowed from affiliates, any borrowing in the future from affiliates, if available, is not expected to be sufficient to provide future liquidity needs, retire obligations and fund continued research and development. InMedica continues to look for other funding sources, however to date it has no commitments. Funds invested to develop the hematocrit device have been expensed as research and development.

Results of Operations. InMedica incurred net losses in 2003 and 2002. The Company had an accumulated deficit of $8,400,761 as of December 31, 2003. No revenues were received in 2003 and 2002. No revenues from operations are expected in the foreseeable future. The net loss for the year ended December 31, 2003 decreased to $169,152 compared to the net loss of $287,458 for 2002. Reduced expenditures in 2003 resulted from significant reductions in accounting/audit fees, insurance expense, payroll and legal fees. During 2003, the Company met its research and development and administrative expenditure requirements from existing cash available from the issuance of stock in 2001. During 2003, research and development expense increased as a result of patent maintenance and filing fees. During 2003, research and development work continued to be funded by Chi Lin.

Item 7. Financial Statements

                        INMEDICA DEVELOPMENT CORPORATION


                                       -:-

                          INDEPENDENT AUDITORS' REPORT


                           DECEMBER 31, 2003 AND 2002

                                    CONTENTS

                                                                                                               Page

Independent Auditors' Report (Robison, Hill & Co.)..............................................................F-1

Consolidated Balance Sheet as of December 31, 2003 and 2002.....................................................F-3

Consolidated Statements of Operations for the
Years Ended December 31, 2003 and 2002..........................................................................F-4

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 2003 and 2002..........................................................................F-5

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2003 and 2002..........................................................................F-6

Notes to Consolidated Financial Statements......................................................................F-7

Robison, Hill & Co.                                 Certified Public Accountants
A PROFESSIONAL CORPORATION
                                                         Brent M. Davies, CPA
                                                         David O. Seal, CPA
                                                         W. Dale Westenskow, CPA
                                                         Barry D. Loveless, CPA




                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of InMedica Development Corporation

         We have audited the accompanying consolidated balance sheet of InMedica Development Corporation and subsidiary (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years then ended (all expressed in U.S. dollars). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements for the years ended December 31, 2003 and 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     Sincerely,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 29, 2004

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                December 31,        December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------
ASSETS
Current Assets
  Cash & Cash Equivalents                                                    $            1,226  $           97,431
   Securities Available For Sale                                                              1                   1
   Prepaid Expenses & Other                                                                 200               1,450
                                                                             ------------------  ------------------
        Total Current Assets                                                              1,427              98,882
                                                                             ------------------  ------------------

Equipment & Furniture, at Cost,
   Less Accumulated Depreciation of $253,299
        and $253,122, respectively                                                          575                 752
                                                                             ------------------  ------------------

TOTAL ASSETS                                                                 $            2,002  $           99,634
                                                                             ==================  ==================

LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
   Related Party Consulting Fees Payable                                     $           66,000  $           42,000
   Accounts Payable                                                                      24,039               1,704
   Accrued Expenses                                                                      54,912                   -

   Preferred Stock Dividends Payable                                                     18,914              11,349
                                                                             ------------------  ------------------
        Total Current Liabilities                                                       163,865              55,053
                                                                             ------------------  ------------------

Minority Interest                                                                       104,082             133,808
                                                                             ------------------  ------------------

Stockholders' Equity
   Preferred Stock, 10,000,000 shares authorized; Series A
cumulative
     convertible preferred stock, 8% cumulative, $4.50 par value,
     1,000,000 shares designated, 21,016 shares outstanding
(aggregate
     liquidation preference of $113,487)                                                 94,573              94,573
  Common Stock, $.001 par value: 40,000,000 shares authorized,
     15,982,993 share outstanding                                                        15,983              15,983
Additional Paid-in Capital                                                            8,024,260           8,024,260
Accumulated Deficit                                                                  (8,400,761)         (8,224,043)
                                                                             ------------------  ------------------
        Total Stockholders' Equity                                                     (265,945)            (89,227)
                                                                             ------------------  ------------------

TOTAL LIABILITIES &  STOCKHOLDERS' EQUITY                                    $            2,002  $           99,634
                                                                             ==================  ==================


   The accompanying notes are an integral part of these financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      For the Years Ended
                                                                                          December 31,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------

ROYALTY REVENUES                                                             $                -  $                -
                                                                             ------------------  ------------------

OPERATING EXPENSES
   General & Administrative                                                             174,203             316,874
   Research & Development                                                                24,723              10,020
                                                                             ------------------  ------------------
        Total Operating Expense                                                         198,926             326,894

LOSS FROM OPERATIONS                                                                   (198,926)           (326,894)
                                                                             ------------------  ------------------

OTHER INCOME (EXPENSE)
   Interest Income (Expense)                                                                 47                (428)
   Other Expenses, Net                                                                        -              (2,195)
                                                                             ------------------  ------------------
        Total Other Expenses, Net                                                            47              (2,623)
                                                                             ------------------  ------------------

LOSS BEFORE MINORITY INTEREST                                                          (198,879)           (329,517)

MINORITY INTEREST                                                                        29,727              42,059
                                                                             ------------------  ------------------

NET LOSS                                                                               (169,152)           (287,458)

PREFERRED STOCK DIVIDENDS                                                                (7,566)             (7,566)
                                                                             ------------------  ------------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                   $         (176,718) $         (295,024)
                                                                             ==================  ==================

NET LOSS PER COMMON SHARE (BASIC & DILUTED)                                  $          (0.01)   $          (0.02)
                                                                             ==================  ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING (BASIC & DILUTED)                                                     15,982,993          15,982,993
                                                                             ==================  ==================



   The accompanying notes are an integral part of these financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                             Stock       Additional
                                      Preferred Stock              Common Stock           Subscription    Paid-in       Accumulated
                                   Shares        Amount        Shares         Amount       Receivable      Capital        Deficit
                                 -----------   -----------   -----------    -----------    -----------    -----------   -----------
Balance, January 1, 2002 .....        21,016   $    94,573    15,984,613    $    15,985    $  (150,000)   $ 8,024,258   $(7,929,019)

Shares cancelled .............          --            --          (1,620)            (2)          --                2          --
Payments on stock subscription
   receivable ................          --            --            --             --          150,000           --            --
Preferred stock dividends ....          --            --            --             --             --             --          (7,566)
Net loss .....................          --            --            --             --             --             --        (287,458)
                                 -----------   -----------   -----------    -----------    -----------    -----------   -----------

Balance, December 31, 2002 ...        21,016        94,573    15,982,993         15,983           --        8,024,260    (8,224,043)

Preferred stock dividends ....          --            --            --             --             --             --          (7,566)
Net loss .....................          --            --            --             --             --             --        (169,152)


                                 -----------   -----------   -----------    -----------    -----------    -----------   -----------

Balance, December 31, 2003 ...        21,016   $    94,573    15,982,993    $    15,983    $      --      $ 8,024,260   $(8,400,761)
                                 ===========   ===========   ===========    ===========    ===========    ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Years Ended
                                                                                          December 31,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                  $         (169,152) $         (287,458)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                                         177                 133
      Write down of assets                                                                    -               2,195
      Expense related to issuance of common stock
         and common stock options for services                                                -                   -
      Minority interest in losses                                                       (29,727)            (42,059)
      Changes in assets and liabilities:
         Prepaid expenses and other                                                       1,250              18,756
         Related party consulting fees payable                                           24,000              24,000
         Accounts payable                                                                22,335              (1,925)
         Accrued payroll                                                                 54,912              (4,292)
                                                                             ------------------  ------------------
                   Net cash used in operating activities                                (96,205)           (290,650)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment & furniture                                                          -                (885)
                                                                             ------------------  ------------------
                   Net cash used in investing activities                                      -                (885)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on note payable                                                                   -             (14,000)
   Proceeds from stock subscription receivable                                                -             150,000
   Proceeds from note receivable from Chi Lin                                                 -             150,000
   Preferred stock dividend                                                                   -              (3,773)
                                                                             ------------------  ------------------
                   Net cash provided by financing activities                                  -             282,227

NET INCREASE IN CASH                                                                    (96,205)             (9,308)
CASH AT BEGINNING OF THE YEAR                                                            97,431             106,739
                                                                             ------------------  ------------------
CASH AT END OF THE YEAR                                                      $            1,226  $           97,431
                                                                             ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   Cash paid during the year for interest                                    $                -  $              563

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES

         None.


   The accompanying notes are an integral part of these financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

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

         Commercialization of the Non-Invasive Hematocrit Technology is dependent upon favorable testing, Food and Drug Administration ("FDA") approval, financing of further research and development and, if warranted, financing of manufacturing and marketing activities. During 1999, the Company produced a transportable prototype device for use in demonstrating the technology. During 2002 and 2003, the Company continued to pursue further development of the technology.

         In May 2001, the Company entered into an agreement with Chi Lin Technology Co. Ltd. ("Chi Lin"), a subsidiary of Chi Mei Group, Taiwan, R.O.C., to further develop, produce, and market the Technology (see Note 3). Under the agreement, Chi Lin also acquired stock in InMedica and stock in InMedica's subsidiary, MicroCor.

Basis of Presentation

         The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated net losses

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Basis of Presentation (Continued)

of $169,152 and $287,458 in 2003 and 2002, respectively, and negative cash flows from operations of $96,205 and $290,650 in 2003 and 2002, respectively. As of December 31, 2003 and 2002, the Company had an accumulated deficit of $8,400,761 and $8,224,043, respectively. At December 31, 2003 and 2002, the Company had stockholders' equity (deficit) of ($265,945) and ($89,227), respectively. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes pursuing additional strategic alliances and licensing agreements as well as preparation for the clinical trials that will be required for FDA approval for the medical products that are currently under development, pursuant to the Chi Lin development agreement, utilizing the Non-Invasive Hematocrit Technology.

Patents

         The  Company  has  three  patents   covering  various  aspects  of  its
Technology which expire from 2010 to 2013.

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

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Equipment and Furniture

         Equipment and furniture are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years.

Equipment and furniture consisted of the following at December 31, 2003 and 2002:

Equipment                                                   $         242,686   $         242,686
Furniture                                                              11,188              11,188
                                                            -----------------   -----------------
                                                                      253,874             253,874
                                                            -----------------   -----------------
Less accumulated depreciation                                        (253,299)           (253,122)
                                                            -----------------   -----------------

Total                                                       $             575   $             752
                                                            =================   =================

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

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002


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

NOTE 2 - INCOME TAXES

         As of December 31, 2003, deferred income tax assets consisted of the following:

Net operating loss carryforwards                                                                 $        1,215,091
Future deductions temporary differences related
  to compensation, reserves, and accruals                                                                    34,076
Less valuation allowance                                                                                 (1,249,167)
                                                                                                 ------------------
Deferred income tax assets                                                                       $                -
                                                                                                 ==================

         The  valuation  allowance  increased  $52,346  in  2003  and  decreased
$127,848 in 2002, respectively. At December 31, 2003, the Company has consolidated net operating loss carryforwards for federal income tax purposes of $3,563,707. These net operating loss carryforwards expire at various dates beginning in 2005 through 2023. Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

NOTE 3 - COMMON STOCK TRANSACTIONS

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

         Under the stock incentive plan at December 31, 2001, 31,500 fully vested shares were under option with exercise prices of $0.60 per share and remaining contractual lives of less than one year. There were no options granted, exercised, or forfeited during the years ended December 31, 2001 and 2000. During 2001, the Stock Incentive Plan expired. As of December 31, 2003 there are no outstanding options under the plan.

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

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

NOTE 4 - STOCK OPTIONS (Continued)
----------------------

         At December 31, 2003 and 2002, there were no shares under option under the Formula Plan. Prior to 2000, 4,500 options were issued to and exercised by directors of the Company. During 2001, the Formula Plan expired.

Other Stock Options

         During 1995 through 2000, non-qualified options were issued to employees and consultants for services. All options are exercisable upon granting. A summary of this stock option activity for 2003 and 2002 was as follows:

                                                                                                      Weighted
                                                                                                      Average
                                                                                   Option             Exercise
                                                                                   Shares              Price
                                                                             ------------------  ------------------

Outstanding at January 1, 2002                                               $          430,000  $             0.48
  Granted                                                                                     -                   -
  Forfeited or expired                                                                        -                   -
                                                                             ------------------  ------------------

Outstanding at December 31, 2002                                                        430,000                0.48
  Granted                                                                                     -                   -
  Forfeited or expired                                                                  (54,000)               0.73
                                                                             ------------------  ------------------

Outstanding at December 31, 2003                                             $          376,000  $             0.44
                                                                             ==================  ==================

The following table summarizes information about stock options issued to employees outstanding at December 31, 2003:

                             Options Outstanding                                                Options Exercisable
-----------------------------------------------------------------------------          --------------------------------------
                                             Weighted
                                             Average            Weighted                                        Weighted
     Range of                              Contractual           Average                                        Average
     Exercise             Number               Life             Exercise                     Number             Exercise
      Prices           Outstanding          (in years)            Price                   Exercisable            Price
------------------  ------------------  ------------------  -----------------          ------------------  ------------------


      $0.30               75,000               1.8                $0.30                      75,000              $0.30
==================  ==================  ==================  =================          ==================  ==================

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002


NOTE 4 - STOCK OPTIONS (Continued)
----------------------

The following table summarizes information about stock options issued to non-employees outstanding at December 31, 2003:

                             Options Outstanding                                                Options Exercisable
-----------------------------------------------------------------------------          --------------------------------------
                                             Weighted
                                             Average            Weighted                                        Weighted
     Range of                              Contractual           Average                                        Average
     Exercise             Number               Life             Exercise                     Number             Exercise
      Prices           Outstanding          (in years)            Price                   Exercisable            Price
------------------  ------------------  ------------------  -----------------          ------------------  ------------------

  $0.30 - $0.39          263,500               1.9                $0.36                     263,500              $0.36
      $1.22               37,500               2.3                $1.22                      37,500              $1.22
------------------  ------------------  ------------------  -----------------          ------------------  ------------------

  $0.30 - $1.22          301,000               2.0                $0.47                     301,000              $0.47
==================  ==================  ==================  =================          ==================  ==================

NOTE 5 - PREFERRED STOCK

         The Company is authorized to issue 10,000,000 shares of preferred stock. The Company's board of directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock ("Series A Preferred") with a par value of $4.50 per share. Holders of the Series A Preferred receive annual cumulative dividends of eight percent, payable quarterly, which dividends are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid. As of December 31, 2003, preferred stock dividends payable in the amount of $18,914, or $0.90 per share are due and payable. Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends. Series A Preferred stockholders have the right to convert each share of Series A Preferred to the Company's common stock at a rate of 1.5 common shares to 1 preferred share.

NOTE 7 - RELATED PARTY TRANSACTIONS

         The Company has a consulting arrangement with an entity owned by the Company's chairman whereby the Company agreed to pay $2,000 per month for 2001 and 2002. Either party can terminate the arrangement at any time upon 30 days prior notice. During 2000 and through May 31, 2001, unpaid amounts accrued interest at 10%. Beginning April 1, 2001, the agreement was modified to eliminate any future accrual of interest. As of December 31, 2003, $66,000 was owed under the arrangement.

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

     Name                              Age                       Director Since
     Larry E. Clark                     82                                 1995
     Ralph Henson                       59                                 1999
     Richard Bruggeman                  49                                 1995
     Sheng Jung Chiang                  58                                 2001
     Mao-Song Lee                       55                                 2002

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

RICHARD BRUGGEMAN - Director and Secretary/Treasurer and Chief Financial Officer. Mr. Bruggeman is employed with Kitchen Resource, Inc., a Utah based firm distributing kitchen appliances and is also employed part time by the Company. During 2002 he was employed full time by the Company. Prior to his full time employment with InMedica, he was employed as Controller of Kitchen Specialties, Inc., from 1993 - 2001, a Salt Lake City firm distributing kitchen appliances in the United States and Canada. From 1986 until 1993 he was employed by the Company's subsidiary, MicroCor, Inc. as financial manager. During the period 1983-1985, he was a sole practitioner in accounting and from 1981-1983 he was employed by the Salt Lake City public accounting firm of Robison Hill & Co. but has had no further affiliation with Robison Hill & Co. since that time. He graduated from the University of Utah in 1981 with a B.S. degree in accounting.

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

Each director serves until the next annual meeting of shareholders or until a successor is elected and qualified. Officers serve at the pleasure of the board of directors. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and shareholders holding greater than ten percent are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of any such reports furnished to the Company, during the fiscal year ended December 31, 2003 all Section 16(a) filing requirements applicable to officers, directors and shareholders holding greater than ten percent were complied with.

Audit Committee Financial Expert

The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."


Item 10. Executive Compensation.

Executive Compensation. The table below discloses the compensation of the chief executive officer of the Company during the three fiscal years ended December 31, 2003:

                                        Annual Compensation
                                                      Restricted Stock                                Long Term Comp.
                                                            Awards                                      Common Stock
     Name                     Year Salary  Bonus                                 Underlying Options            Other
     ---------------------------------------------------------------------------------------------------------------
      Ralph Henson (CEO)     2003 $ 24,000   -                 -                          -                        -
      Ralph Henson (CEO)     2002 $ 96,000   -                 -                          -                        -
      Ralph Henson (CEO)     2001 $ 86,333   -                 -                          -                  $15,000 (2)

         Director Compensation. Directors may be compensated at the rate of $100 for attendance at each board meeting, but did not receive compensation for meetings in 2003 and 2002.

         Compensation Committee Interlocks and Insider Participation. Compensation of officers and employees is determined by the Board of Directors. Officers, Ralph Henson and Richard Bruggeman are also members of the Board of Directors.






     OPTIONS GRANTED IN THE LAST FISCAL YEAR (3)

                  % of Total
                    Options
                   Granted to         Exercise
          Options  Employees in      Price               Expiration
     Name Granted   FY 2001         ($/Share)               Date
     ------------------------------------------------------------
      None



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

     None

(2)  See "Certain Relationships and Related Transactions".
(3)  To persons in the executive compensation table.

         The Company presently has no plan for the payment of any annuity or pension retirement benefits to any of its officers or directors, and no other remuneration payments, contingent or otherwise, are proposed to be paid in the future to any officer or director, directly or indirectly. The Company's 1991 Stock Incentive Plan and 1991 Formula Stock Option Plan expired during the year 2001. At December 31, 2001 there remained 31,500 fully vested options exercisable under the Stock Incentive Plan at $.60 per share which options expired during 2002. At December 31, 2003 there were no fully vested options exercisable under the Stock Incentive Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table furnishes information concerning the common stock ownership of directors, officers, and principal shareholders as of March 18, 2003:

                                                Nature of                Number of
     Name and Position                 Ownership            Shares Owned                 Percent
     --------------------------------------------------------------------------------------------
     Chi Lin Technologies              Direct               5,328,204                      33.3%
     717 No. 71, Te Lun RD
     Jen Te Hsian
     Tainan County, Taiwan
     Principal Shareholder

     Larry E. Clark                    Direct                 978,000
     Chairman                          Indirect             1,219,025
                                                            ---------
                                       Total                2,197,025                      13.7%

     Ralph Henson                      Direct                 225,000                       1.4%
     President, Director
     Chief Executive Officer

     Richard Bruggeman                 Direct and             174,387 (4)                   1.1%
     Director, Chief                   Indirect               464,975 (5)                   2.9%
     Financial Officer                 Options                 75,000                       0.5%
                                                               ------                       ----
                                       Total                  714,362                       4.5%

     Sheng Jung (Robert S.) Chiang     Indirect                     * (6)
     Director

     Mao-Song Lee                      Indirect                     * (7)
Director

All Executive Officers                 Direct and
and Directors as a                     Indirect             8,389,591                      52.5%
group (5 persons)                      Options                 75,000                       0.5%
                                                           ----------                      ------
                                       Total                8,464,591                      53.0%

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

Item 12. Certain Relationships and Related Transactions.

InMedica executed employment contracts with its Chief Executive Officer, Ralph Henson, and its Chief Financial Officer, Richard Bruggeman, on April 25, 2001. Mr. Henson's contract reaffirmed the provisions of his prior contract (See 8-K of the Registrant dated December 1, 1999) except paragraphs one and two thereof which are amended and restated in their entirety to provide for his full time employment for the period April 1, 2001 until March 31, 2003. Compensation payable for his services during the period was $7,000 per month during the remainder of 2001 and $8,000 per month for the balance of the term of the contract which expired on March 31, 2003. Mr. Henson also continued to be a member of the Board of Directors of InMedica. Mr. Henson was also separately granted the right to earn a finders fee for raising up to $1,000,000 for the
Company and its subsidiary. The fee was paid by issuing Mr. Henson 125,000 restricted shares of common stock of the Company valued at $21,250. See "Business General." Mr. Bruggeman's contract provided for his part time employment as the Chief Financial Officer of the Company from April 1, 2001 until March 31, 2003. He had the option to increase the employment to full time if warranted by the Company's business, at a compensation to be negotiated. Compensation under the contract was $3,500 per month beginning April 1, 2001 for the balance of the year 2001 and thereafter $4,000 per month for the remaining term of the contract which expired on March 31, 2003. The Company entered into a consulting contract with Larry E. Clark, its Chairman, effective April 1, 2001, pursuant to which the Company pays the Chairman $2,000 per month in consulting fees. Fees under the contract are presently being accrued and are to be disbursed based on the cash availability of the Company.

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

                           (21) Subsidiaries of the Company (MicroCor, Inc., a Utah corporation)

                           (31)     Sarbanes-Oxley Section 302 Certification

                           (32)     Sarbanes-Oxley Section 906 Certification


(b) Reports on Form 8-K. None

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


Item 15. Principal Accountant Fees and Services

         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2003 and 2002:

                         Service                                  2003                   2002
              ------------------------------                ------------------     ------------------
              Audit Fees                                        $ 12,100                $ 9,890
              Audit-Related Fees                                    -                      -
              Tax Fees                                               300                    575
              All Other Fees                                        -                      -
                                                            ------------------     ------------------
              Total                                             $ 12,400               $ 10,465
                                                            ==================     ==================

Audit Fees. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Audit Committee, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

         The Audit Committee pre-approved 100% of the Company's 2003 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        INMEDICA DEVELOPMENT CORPORATION

  Date:  March 25, 2004                         By /s/ Ralph Henson
                                                RALPH HENSON, President
                                                & Chief Executive Officer

                                                By /s/ Richard Bruggeman
                                                RICHARD BRUGGEMAN
                                                Chief Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Larry E. Clark                               DATE:  March 25, 2004
LARRY E. CLARK, Director


/s/ Richard Bruggeman                            DATE:  March 25, 2004
RICHARD BRUGGEMAN, Director


/s/ Ralph Henson                                 DATE:  March 25, 2004
RALPH HENSON, Director


                                                 DATE:  March 25, 2004
SHENG JUNG (ROBERT S.) CHIANG,
  Director


                                                 DATE:  March 25, 2004
Mao-Song Lee, Director