Form 10QSB
period 2004-03-31
INMEDICA DEVELOPMENT CORP
filed 2004-05-13
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                   Form 10QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2004

                           Commission File No. 0-12968

                        INMEDICA DEVELOPMENT CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)



        Utah                                                     87-0397815
-----------------------------                                   ------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of May 1, 2004 was 15,982,993 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                              ASSETS
                              ------
                                              As of
                                             March 31,
                                              2004
                                           (Unaudited)
                                           -----------

        CURRENT ASSETS:
           Cash                             $    1,407
           Securities available for sale             1
           Prepaid expenses and other              200

                                            ----------
                Total current assets             1,608


        EQUIPMENT AND FURNITURE,
          at cost, less accumulated
          depreciation of $253,343                 531

                                            ----------


                Total assets                $    2,139
                                            ==========






















            See notes to consolidated financial statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------
                                                           As of
                                                         March 31,
                                                            2004
                                                          ------
                                                        (Unaudited)

        CURRENT LIABILITIES:
           Related party consulting fees payable       $    72,000
           Accrued expenses                                 54,912
           Note Payable                                     42,772
           Accounts payable                                 19,971
           Preferred stock dividend payable                 20,806
                                                      ------------

                Total current liabilities                  210,461
                                                       -----------

            MINORITY INTEREST                               98,651
                                                       -----------

        STOCKHOLDERS' EQUITY:
           Preferred stock,  10,000,000
            shares  authorized; Series A
            preferred stock, cumulative and
            convertible, $4.50 par value,
            1,000,000 shares designated,
            21,016 shares issued and
            outstanding                                     94,573
           Common stock, $.001 par value;
            40,000,000 shares authorized,
            15,982,993 issued and outstanding               15,983
           Additional paid-in capital                    8,024,260
           Accumulated deficit                          (8,441,789)
                                                        ----------

                Total stockholders equity                 (306,973)
                                                        ----------
                Total liabilities and
                 stockholders' equity                   $   2,139
                                                        ==========











            See notes to consolidated financial statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Three
                                               Months Ended
                                                 March 31,
                                             2004        2003
                                           --------    --------
                                                (Unaudited)
          TOTAL ROYALTY REVENUES            $   -0-         -0-
                                           --------    --------

          OPERATING EXPENSES:
            General and
              administrative                 40,810      62,097
            Research and
             development                      3,756       1,841
                                           --------    --------
              Total operating expenses       44,566      63,938
                                           --------    --------

          LOSS FROM OPERATIONS              (44,566)    (63,938)
                                           --------    --------

          OTHER INCOME:
            Other income, net                   -0-          20
                                           --------    --------
             Total other income, net            -0-          20
                                           --------    --------

          LOSS BEFORE MINORITY INTEREST     (44,566)    (63,918)

          MINORITY INTEREST                   5,430       9,600
                                           --------    --------
          NET LOSS                          (39,136)    (54,318)

          PREFERRED STOCK DIVIDENDS          (1,892)     (1,891)
                                           --------    --------

          NET LOSS APPLICABLE TO
           COMMON STOCKHOLDERS             $(41,028) $ (56,209)
                                           ========   ========
          NET LOSS PER COMMON SHARE
            (BASIC AND DILUTED)            $   (.00)  $   (.00)
                                           ========   ========

          Weighted average number
          of common shares outstanding   15,982,993    15,982,993
                                           =========  =========






            See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Three
                                                    Months Ended
                                                      March 31,
                                                    2003       2003
                                                  --------   --------
                                                     (Unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                  $ (39,136) $( 54,318)
       Adjustments to reconcile net
         loss to net cash used in
         operating activities-
           Depreciation and amortization                44         44
           Minority interest in losses              (5,430)    (9,600)
           Change in assets and liabilities
             Prepaid expenses and other                -0-        625
             Consulting fee payable to
               related party                         6,000      6,000
             Accounts payable                       (4,069)      (704)
                                                  --------   --------
                Net cash used in
                  operating activities             (42,591)   (57,953)
                                                  --------   --------

     CASH FLOWS USED IN INVESTING ACTIVITES:
       Purchase of equipment and furniture             -0-        -0-
                                                  --------   --------
                       Net cash used in investing
                         activities                    -0-        -0-
                                                  --------   --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Preferred stock dividend                        -0-        -0-
             Note payable                           42,772        -0-
                                                  --------   --------
                Net cash used in financing
                  activities                        42,772        -0-
                                                  --------   --------















           See notes to consolidated financial statements.

                INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                     For the Three
                                                     Months Ended
                                                        March 31,
                                                      2004     2003
                                                   ---------- -------
                                                      (Unaudited)


   NET INCREASE (DECREASE) IN CASH                   181      (57,953)

   CASH AT BEGINNING OF PERIOD                     1,226       97,431
                                                 -------     --------

   CASH AT END OF PERIOD                        $  1,407      $39,478
                                                 =======      =======






































          See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements of InMedica Development Corporation and its majority owned subsidiary, MicroCor, Inc. (the "Company") have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated net losses of $39,136 and $54,318 for the three month periods ended March 31, 2004 and 2003, respectively, and negative cash flow from operations of $42,591 and $57,953 for the three month period ended march 31, 2004 and 2003. As of March 31, 2004, the Company had an accumulated deficit of $8,441,789. At March 31, 2004, the Company had a stockholders' equity (deficit) of $(306,973). These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes pursuing additional strategic alliances and licensing agreements, and if warranted, preparation for the clinical trials that will be required for FDA approval for the medical products that are under development, pursuant to the Chi Lin development agreement, utilizing the Non-invasive Hematocrit Technology.

The accompanying consolidated financial statements of the Company are unaudited. However, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation of results for the interim periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's annual report on form 10-KSB for the year ended December 31, 2003.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources. During the twelve months ended December 31, 2003 liquidity resulted from the sale of stock by InMedica and its subsidiary MicroCor pursuant to the Stock Purchase Agreement dated May 10, 2001. As of March 31, 2004 InMedica and MicroCor had each received payments of $500,000 from Chi Lin and Chi Lin's stock purchase obligation has now been satisfied.

        The funds generated from the sale of stock in 2001 were the sole source of the Company's cash flow and were sufficient to meet the Company's operating expenses only through December 31, 2003. While the Company has in the past borrowed from affiliates, any borrowing in the future from affiliates, if available, is not expected to be sufficient to provide future liquidity needs, retire obligations and fund continued research and development.

        During the three months ended March 31, 2004 some limited operating funds were provided by cash advances from an entity that is investigating participation in development of the Hematocrit technology. However at this time there is no definitive agreement for development and the entity may withdraw from further participation at any time. The Company will continue to look for other sources of funding pending a final decision by the entity regarding participation.

        Results of Operations. InMedica incurred net losses during the three month period ended March 31, 2004 and 2003. The Company had an accumulated deficit of $8,441,789 as of March 31, 2004. No revenues from operations are expected in the foreseeable future. The net loss for the period ended March 31, 2004 decreased to $39,136 compared to the net loss of $54,318 for 2003 primarily due to a decrease in total operating expenses of $19,372. The decrease in operating expenses is the result of reduced insurance costs, payroll, accounting and legal fees.

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

                            INMEDICA DEVELOPMENT CORPORATION
Dated: May 10, 2004
--------------------
                                By /s/ Ralph Henson
                                -------------------
                                Ralph Henson, CEO


                                By /s/ Richard Bruggeman
                                ------------------------
                                Richard Bruggeman, Treasurer

        EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
                   FORM 10QSB - SEPTEMBER 30, 2002

EXHIBIT NUMBER             DESCRIPTION
                  31.1 Sarbanes-Oxley Section 302 Certification
                  31.2 Sarbanes-Oxley Section 302 Certification

                  32.1 Sarbanes-Oxley Section 906 Certification