Form 10QSB
period 2004-06-30
INMEDICA DEVELOPMENT CORP
filed 2004-08-13
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                  Form 10 - QSB


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2004


                           Commission File No. 0-12968


                        INMEDICA DEVELOPMENT CORPORATION
        (Exact name of small business issuer as specified in its charter)



            Utah                                                 87-0397815
-----------------------------                             ----------------------
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


The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of August 3, 2004 was 15,982,993 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET



                                     ASSETS

                                        As of
                                       June 30,
                                         2004
                                      (Unaudited)

CURRENT ASSETS:
   Cash                             $      1,643
   Securities available for sale               1
   Prepaid expenses and other                200
                                    ------------

        Total current assets               1,844

EQUIPMENT AND FURNITURE,
   at cost, less accumulated
   depreciation of $253,388                  486
                                    ------------






        Total assets                $      2,330
                                    ============







                See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET(CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 As Of
                                                June 30,
                                                  2004
                                              (Unaudited)


CURRENT LIABILITIES:
   Related party consulting fees payable     $   78,000
   Accrued expenses                              54,912
   Note payable                                  95,869
   Accounts payable                              20,871
   Preferred stock dividend payable              22,697
                                             ----------


        Total current liabilities               272,349
                                             ----------

MINORITY INTEREST                                90,751
                                             ----------


STOCKHOLDERS' EQUITY:
   Preferred stock, 10,000,000
    shares authorized; Series A
    preferred stock, cumulative
    and convertible, $4.50 par
    value, 1,000,000 shares
    designated, 21,016 shares
    outstanding                                 94,573
   Common stock, $.001 par value;
    40,000,000 shares authorized,
    15,982,993 issued and outstanding           15,983
   Additional paid-in capital                8,024,260
   Accumulated deficit                      (8,495,586)
                                            ----------

        Total stockholders'
         equity                               (360,770)
                                            ----------
        Total liabilities and
         stockholders' equity               $    2,330
                                            ==========

                See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Three            For the Six
                                  Months Ended             Months Ended
                                    June 30,                 June 30,
                              ----------------------  -----------------------
                                2004        2003         2004        2003
                              ---------- -----------  ----------- -----------
                                    (Unaudited) (Unaudited)

TOTAL ROYALTY REVENUES        $      -     $    -     $      -     $     -
                              -----------  ---------- ------------ ----------

OPERATING EXPENSES:
  General and
    administrative                 54,140     21,165       94,950     83,262
  Research and
    development                     5,668      4,884        9,424      6,725
                              -----------  ---------- -----------  ---------

  Total operating expenses         59,808     26,049      104,374     89,987
                              ------------ ---------- ------------ ---------


LOSS FROM OPERATIONS              (59,808)   (26,049)    (104,374)   (89,987)
                              -----------  ---------  -----------  ---------

OTHER INCOME (EXPENSE):
  Other income, net                   -           19          -           39
  Interest expense                    -          -            -          -
                              -----------  ---------  -----------  ----------

  Total other expense, net            -           19          -           39
                              -----------  ---------- -----------  ---------


LOSS BEFORE MINORITY INTEREST     (59,808)   (26,030)    (104,374)   (89,948)

MINORITY INTEREST                   7,901      2,364       13,331     11,964
                              ----------- ----------  ----------- ----------

NET LOSS                          (51,907)   (23,666)     (91,043)   (77,984)

PREFERRED STOCK DIVIDENDS          (1,891)    (1,892)      (3,783)    (3,783)
                              ----------- ----------  ----------- ----------

NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS             (53,798)   (25,558)     (94,826)   (81,767)

NET LOSS PER COMMON SHARE
  (BASIC AND DILUTED)          $      -        -       $     (.01) $    (.01)
                              =========== ===========  =========== ==========

Weighed average number
  of common shares
  outstanding                  15,982,993  15,982,993   15,982,993  15,982,993
                              =========== ===========  ===========  ==========

                See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                            For the Six Months Ended
                                                   June 30,
                                            ------------------------
                                             2004             2003
                                            -----            -------
                                                  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                               $   (91,043)    $   (77,984)
  Adjustments to reconcile net
    Loss to net cash used in
    Operating activities-
      Depreciation and amortization               90              88
      Issuance of stock for
          consulting fees                         -               -
      Minority interest in losses            (13,331)        (11,964)
      Change in assets and liabilities-
        Prepaid expenses and other                -            1,250
        Related party consulting fee payable  12,000          12,000
        Accounts payable                      (3,168)           (704)
                                           ---------       ---------

          Net cash used in
           operating activities              (95,452)       (77,314)
                                           ----------     ---------


CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of equipment and furniture             -               -
                                           ---------        --------











                 See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                            For the Six Months Ended
                                                   June 30,
                                            ------------------------
                                             2004             2003
                                            -----            -------
                                                  (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividend                        -          -
        Note payable                          95,869         -
                                           ---------    ---------

       Net cash provided by
         financing activities                 95,869          -
                                           ----------  ---------



NET INCREASE (DECREASE)IN CASH                   417     (77,314)

CASH AT BEGINNING OF THE PERIOD                1,226      97,431
                                            --------    --------

CASH AT END OF THE PERIOD                   $  1,643     $20,117
                                            =========    ========


                See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       Basis of Presentation

The accompanying unaudited consolidated financial statements of InMedica Development Corporation and its majority owned subsidiary, MicroCor, Inc. (collectively the Company) have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated net losses of $91,043 and $77,984 for the six month periods ended June 30, 2004 and 2003, respectively, and negative cash flows from operations of $95,452 and $77,314 for the six month periods ended June 30, 2004 and 2003, respectively. As of June 30, 2004, the Company had an accumulated deficit of $8,495,586. At June 30, 2004, the Company had a stockholders' deficit of $(360,770). These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes pursuing strategic alliances (in addition to the Chi Lin Development Agreement) and licensing agreements, and if warranted, preparation for the clinical trials that will be required for FDA approval for the medical products that are under development, utilizing the Non-invasive Hematocrit Technology.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION


         LIQUIDITY AND CAPITAL RESOURCES.

         The funds generated from the sale of stock in 2001 were the sole source of the Company's cash flow from May 10, 2001 until December 31, 2003 and were sufficient to meet the Company's operating expenses only through December 31, 2003. While the Company has in the past borrowed from affiliates, any borrowing in the future from affiliates, if available, is not expected to be sufficient to provide future liquidity needs, retire obligations and fund continued research and development.

         During the six months ended June 30, 2004 some limited operating funds were provided by cash advances from an entity that is investigating participation in development of the Hematocrit technology. However at this time there is no definitive agreement for development and the entity may withdraw from further participation at any time. The Company will continue to look for other sources of funding pending a final decision by the entity regarding participation.

         RESULTS OF OPERATIONS. InMedica incurred net losses during the six month period ended June 30, 2004 and 2003. The Company had an accumulated deficit of $8,495,586 as of June 30, 2004. No revenues from operations are expected in the foreseeable future. The net loss from operations for the three month period ended June 30, 2004 increased to $59,808 compared to the net loss of $26,049 for 2003 primarily due to an increase in general and administrative expenses of $32,975. The increase in operating expenses is the result of increased payroll, legal and patent fees. Payroll for the three month period ended June 30, 2003 was paid at a significantly reduced amount compared to the same period ended June 30, 2004. This was an effort made by certain key employees to conserve cash.









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

Item 1.     Legal Proceedings:  None

Item 2.     Changes in Securities and Use of Proceeds: None

Item 3.     Defaults Upon Senior Securities: None

Item 4.     Submission of Matters to a Vote of Security Holders:
            None

Item 5. Other Information: On July 20, 2004 MicroCor was issued a fourth patent: Patent 6,766,191 "System and method for in-vivo hematocrit measurement using impedance and pressure plethysmography."


Item 6.   Exhibits and reports on Form 8-K: See Exhibit Index.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        INMEDICA DEVELOPMENT CORPORATION


                                /s/ Ralph Henson
                                ----------------
                                By Ralph Henson, President


                                /s/ Richard Bruggeman
                                ---------------------
Date:  August 12, 2004          By Richard Bruggeman, Treasurer
              --

        EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
                   FORM 10QSB - JUNE 30, 2004

EXHIBIT NUMBER    DESCRIPTION
         31.1     Section 302 Certifications of Ralph Henson
         31.2     Section 302 Certifications of Richard Bruggeman
         32.1     Sarbanes-Oxley Section 906 Certification of Ralph Henson
         32.2     Sarbanes-Oxley Section 906 Certification of Richard Bruggeman