Form 10QSB
period 2004-09-30
INMEDICA DEVELOPMENT CORP
filed 2004-11-15
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                  Form 10 - QSB


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2004
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


The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of November 9, 2004 was 16,382,993 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET



                                     ASSETS

                                        As of
                                      September 30,
                                         2004
                                      (Unaudited)

CURRENT ASSETS:
   Cash                             $      2,898
   Note receivable                       270,000
   Securities available for sale               1
   Prepaid expenses and other                200
                                    ------------

        Total current assets             273,099

EQUIPMENT AND FURNITURE,
   at cost, less accumulated
   depreciation of $253,432                  442
                                    ------------






        Total assets                $    273,541
                                    ============







                See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 As Of
                                              September 30,
                                                  2004
                                              (Unaudited)


CURRENT LIABILITIES:
   Related party consulting fees payable     $   84,000
   Accrued expenses                              54,912
   Note payable                                 108,970
   Interest payable                               2,605
   Accounts payable                              20,879
   Preferred stock dividend payable              24,589
                                             ----------


        Total current liabilities               295,955
                                             ----------

MINORITY INTEREST                               (62,386)
                                             ----------


STOCKHOLDERS' EQUITY:
   Preferred stock, 10,000,000
    shares authorized; Series A
    preferred stock, cumulative
    and convertible, $4.50 par
    value, 1,000,000 shares
    designated, 21,016 shares
    outstanding                                 94,573
   Common stock, $.001 par value;
    40,000,000 shares authorized,
    15,982,993 issued and outstanding           15,983
   Additional paid-in capital                8,264,260
   Accumulated deficit                      (8,334,844)
                                            ----------

        Total stockholders'
         equity                                 39,972
                                            ----------
        Total liabilities and
         stockholders' equity               $  273,541
                                            ==========

                See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Three            For the Nine
                                  Months Ended             Months Ended
                                  September 30,            September 30,
                                  2004       2003         2004        2003
                                    (Unaudited)             (Unaudited)

TOTAL ROYALTY REVENUES        $      -    $    -     $      -     $     -
                              ----------- ---------- ------------ ----------

OPERATING EXPENSES:
  General and
    administrative                 58,595     17,167      153,545    100,429
  Research and
    development                       505      3,581        9,929     10,306
                              -----------  ---------- -----------  ---------

  Total operating expenses         59,100     20,748      163,474    110,735
                              ------------ ---------- ------------ ---------


LOSS FROM OPERATIONS              (59,100)   (20,748)    (163,474)  (110,735)
                              -----------  ---------  -----------  ---------

OTHER INCOME (EXPENSE):
  Gain from sale of subsidary      60,000        -         60,000        -
  Other income,                    11,202          7       11,202         46
  Interest expense                 (2,605)       -         (2,605)       -
                              -----------  ---------  -----------  ----------

  Total other income, net          68,597          7       68,597         46
                              -----------  ---------- -----------  ---------

LOSS BEFORE MINORITY INTEREST       9,497   (20,741)      (94,877)  (110,689)

MINORITY INTEREST                 153,137      2,103      166,468     14,067
                              ----------- ----------  ----------- ----------

NET INCOME (LOSS)                 162,634    (18,638)      71,591    (96,622)

PREFERRED STOCK DIVIDENDS          (1,891)    (1,891)      (5,674)    (5,674)
                              ----------- ----------  ----------- ----------

NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS          160,743    (20,529)      65,917   (102,296)

NET LOSS PER COMMON SHARE
  (BASIC AND DILUTED)          $     .01      -       $     -     $   (.01)
                              ======================  =========== ============

Weighed average number
  of common shares
  outstanding                 15,982,993  15,982,993  15,982,993   15,982,993
                              ================================================

                See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                            For the Nine Months Ended
                                                 September 30,
                                             2004             2003
                                            -----            -------
                                                  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                      $    71,591     $   (96,622)
  Adjustments to reconcile net
    Loss to net cash used in
    Operating activities-
      Depreciation and amortization              133             133
      Minority interest in losses           (166,468)        (14,067)
      Gain on sale of subsidiary             (60,000)              -
      Change in assets and liabilities
        Prepaid expenses and other                -            1,250
        Related party consulting fee payable  18,000          18,000
        Interest payable                       2,606             -
        Accounts payable                      (3,160)          5,857
                                           ---------       ---------

          Net cash used in
           operating activities             (137,298)       (85,449)
                                           ---------      ---------


CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from sale of subsidiary              30,000             -
                                           ---------       ---------

          Net cash provided by
           Investing activities               30,000             -
                                           ---------       ---------












             See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                          For the Nine Months Ended
                                                September 30,
                                              2004        2003
                                                (Unaudited)



CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock dividend                        -          -
  Payments on note payable                    (6,000)        -
  Proceeds from note payable                 114,970         -
                                           ---------    ---------

       Net cash provided by
         financing activities                108,970         -
                                           ----------   ---------



NET INCREASE (DECREASE)IN CASH                 1,672     (85,449)

CASH AT BEGINNING OF THE PERIOD                1,226      97,431
                                            --------    --------

CASH AT END OF THE PERIOD                   $  2,898     $11,982
                                            =========    ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Notes receivable from sale of subsidiary    $ 270,000    $     -


                See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       Basis of Presentation

The accompanying unaudited consolidated financial statements of InMedica Development Corporation and its majority owned subsidiary, MicroCor, Inc. (collectively the Company) have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated a net income of $71,591 and a net loss of $96,622 for the nine month periods ended September 30, 2004 and 2003, respectively, and negative cash flows from operations of $137,298 and $85,449 for the nine month periods ended September 30, 2004 and 2003, respectively. As of September 30, 2004, the Company had an accumulated deficit of $8,334,844. At September 30, 2004, the Company had a stockholders' equity of $39,972. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes working with Wescor to complete research, development and, if warranted, marketing of its hematocrit technology and/or pursuing other strategic alliances and licensing agreements such as the current Agreement with Wescor, Inc. See Item 2 - "Managements Discussion and Analysis."

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

                    Balance of this page intentionally blank

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

OVERVIEW. Since 1989, the Company has engaged in research and development of a device to measure hematocrit non-invasively the "Non-Invasive Hematocrit Technology" and/or the "Technology") and fund raising to finance the payment of research, development and administrative expenses. Hematocrit is the percentage of red bloodcells in a given volume of human blood. Research, development and administrative expenses of the Company relating to the Technology were funded during the 1990's by borrowing and by royalty revenues from the sale of a portable ECG monitor which incorporated Company technology. The monitor was marketed by Critikon, Inc., then a Johnson and Johnson subsidiary. However
Critikon discontinued the monitor in 2001 and InMedica has not since had revenues from Operations. During 2001 the Company and its subsidiary, MicroCor, Inc. sold restricted common stock to Chi Lin Technologies, Ltd. of the Republic of China (Taiwan) for $1,000,000 and used the funds to continue funding of research, development and administrative expenses. Chi Lin also signed a development agreement under which it performed or financed the Company's primary research and development effort conducted initially in Taiwan and later in the United States. When payments from the stock sale were expended during 2003, the Company began searching for additional funding and/or a partner to conduct additional research and development. The Company's officers and Chairman also agreed to accrual of their wages and consulting fees pending receipt of funds to pay those obligations.

PLAN OF OPERATION. During the next 12 months, the Company's plan of operation is to seek shareholder approval of the September 7, 2004 agreement with Wescor in order to obtain approval of the current agreement for sale of MicroCor stock to Wescor in exchange for cash and research and development services. In the event Wescor withdraws from participation which it has the right to do at any time, the Company intends to continue to demonstrate the Company's portable hematocrit device to large medical technology companies and to smaller companies that have established capability to research, develop and pursue FDA clearance of the technology. In connection with this effort, the Company would require confidentiality agreements from parties to which disclosure is made and will allow such parties to informally evaluate the technology in order to determine their interest. The Company will also seek loans from such companies in order to fund administrative expenses during the evaluation process and without such loans or other funding, will be unable to pay obligations and expenses during 2004. Further, the Company will be unable to pay any research or development expenses during 2004 without loans or additional funding. While the Company has in the past borrowed from affiliates, such borrowing is not expected to be available in the future to meet obligations and fund continued research and development. InMedica continues to look for other funding sources.

LIQUIDITY AND CAPITAL RESOURCES.

The funds generated from the sale of stock in 2001 were the sole source of the Company's cash flow from May 10, 2001 until December 31, 2003 and were sufficient to meet the Company's operating expenses only through December 31, 2003. Since that time, additional funds have been advanced to the Company by Wescor. Further, three directors/ officers of the Company have recently subscribed to purchase 1,181,000 restricted shares of common stock of the Company for $118,100 ($.10 per share) of which $40,000 has been paid. (See Item 5 "Other" for further description of this transaction). The purchases are contingent upon payment of accrued but unpaid salaries and consulting fees to the directors and will permit the Company to satisfy certain outstanding wage and fee accruals while receiving cash to continue operations.

During the nine months ended September 30, 2004 $108,970 was provided by cash advances from Wescor, Inc., a Utah based medical technology company that agreed to conduct additional research and development of the Company's hematocrit technology pursuant to an agreement dated September 7, 2004 (the "Agreement"). See Form 8-K filed September 14, 2004. Among other things, the Agreement may result in the disposition of ownership of part or all of the stock of MicroCor, Inc. the Company's subsidiary that owns all of the hematocrit patents, business and intellectual property. However, payments made to InMedica from the sale of MicroCor stock are expected to provide funding of basic administrative expenses of the Company during the next 17 months. If Wescor is successful in completing the development, regulatory approvals and product introduction, the Company would also be entitled to a royalty on sales of the product. The Agreement requires shareholder approval of the transactions contemplated thereunder within 90 days and the Company has submitted a preliminary information statement to the Securities and Exchange Agreement to be used in seeking approval of the transactions. Should Wescor withdraw from further participation in the project, which it may do at anytime, the Company will continue to look for other sources of funding and will be obligated to repay $108,970 to Wescor, as of September 30, 2004.

RESULTS OF OPERATIONS.

InMedica incurred net losses from operations during the nine month period ended September 30, 2004 and 2003. The Company had an accumulated deficit of $8,334,844 as of September 30, 2004. No revenues from operations are expected in the foreseeable future. The net loss from operations for the three month period ended September 30, 2004 increased to $59,100 compared to the net loss of $20,748 for 2003 primarily due to an increase in general and administrative expenses of $41,428. The increase in operating expenses is the result of increased payroll and legal fees. Payroll for the three month period ended September 30, 2003 was paid at a significantly reduced rate compared to the same period ended September 30, 2004 as an effort by certain key employees to conserve cash.

Item 3:   CONTROLS AND PROCEDURES

The  Company's  Chief  Executive   Officer  and  Chief  Financial  Officer  have
concluded, based on an evaluation required by paragraph (b) of Section 240.13a-15 or 240.15d-15 of the Rules of the Securities Exchange Act of 1934, conducted as of the end of the period covered by this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15e or 240.15d-15(e)) have functioned effectively. For purposes of this Item, the term DISCLOSURE CONTROLS AND PROCEDURES means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a ET SEQ.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Section 240.13a-15 or 240.15d-15 of the Rules of the Securities Exchange Act of 1934, that occurred during the Company's last fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                    Balance of this page intentionally blank

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:  None

Item 2.   Changes in Securities and Use of Proceeds: None

Item 3.   Defaults Upon Senior Securities: None

Item 4.   Submission of Matters to a Vote of Security Holders: None

Item 5.   Other Information:

      Effective September 27, 2004 Larry E. Clark, Ralph Henson and Richard Bruggeman each subscribed to purchase shares of the Company in the following amounts respectively: 840,000, 240,000, and 101,000 at a price of $.10 per share. The closing bid price on the date of subscription was $.10 per share. The Subscription exercise is contingent on the Company paying each of the three individuals the amount of their accrued but unpaid wages or consulting fees in the amounts of $84,000, $34,998, and $16,002, respectively. The 1,181,000 shares to be purchased will constitute 7.6% of the issued and outstanding stock of the Company, acquired for total consideration of $118,100. Effective October 14, 2004, the Company paid Mr. Clark $40,000 in accrued consulting fees and he purchased 400,000 Shares of restricted common stock from the Company for $40,000 cash.

     Ralph Henson, the Company's President, has been requested by Wescor, Inc. ("Wescor") to consult for MicroCor for three-quarters of his working time, for which Mr. Henson will be compensated by Wescor at the current rate of $5,000 per month. The consulting agreement is an oral agreement and may be terminated or modified at any time. The arrangement has been agreed to by the Company's board of directors.


Item 6.   Exhibits:

         10 Joint Development Agreement dated September 7, 2004, with Wescor, Inc., incorporated by reference to Form 8-K filed September 14, 2004.

         (31.1)   Sarbanes-Oxley Section 302 Certification - Ralph Henson

         (31.2)   Sarbanes- Oxley Section 302 Certification- Richard Bruggeman

         (32.1)   Sarbanes-Oxley Section 906 Certification

 Reports on Form 8-K:

The Company filed a report on Form 8-K on September 14, 2004 reporting an Agreement with Wescor, Inc. dated September 7, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        INMEDICA DEVELOPMENT CORPORATION


                                /s/ Ralph Henson
                                By Ralph Henson, President


                                /s/ Richard Bruggeman
Date:  November 15, 2004        By Richard Bruggeman, Treasurer

                EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
                         FORM 10QSB - SEPTEMBER 30, 2004

EXHIBIT NUMBER    DESCRIPTION

         10 Joint Development Agreement dated September 7, 2004, with Wescor, Inc., incorporated by reference to Form 8-K filed September 14, 2004.

         31.1     Section 302 Certifications of Ralph Henson

         31.2     Section 302 Certifications of Richard Bruggeman

         32.2     Sarbanes-Oxley Section 906 Certification