Form 10KSB/A
period 2003-12-31
INMEDICA DEVELOPMENT CORP
filed 2004-12-28
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-KSB/A#1
                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934
                      For the Year Ended December 31, 2003

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
            Common Stock, $.001 par value            None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing require-ments for the past 90 days. [X] yes [ ] no Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosures will be con-tained, to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB [X ]

Issuer's revenues for its most recent fiscal year: $ 0. The aggregate market value of voting stock held by non-affiliates of the registrant as of March 12, 2004 was approximately $428,7014. The number of shares outstanding of the issuer's common stock, $.001 par value, as of March 13, 2004 was 15,984,613. DOCUMENTS INCORPORATED BY REFERENCE: None

-------------------
4 Based on 7,145,022 non-affiliate shares at $.06 per share, the average bid and asked price on that date.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW. Since 1989, the Company has engaged in research and development of a device to measure hematocrit non-invasively (the "Non-Invasive Hematocrit Technology" and/or the "Technology") and fund raising to finance the payment of research, development and administrative expenses.. Hematocrit is the percentage of red blood cells in a given volume of human blood. Research, development and administrative expenses of the Company relating to the Technology were funded during the 1990's by borrowing and by royalty revenues from the sale of a portable ECG monitor which incorporated Company technology. The monitor was marketed by Critikon, Inc., then a Johnson and Johnson subsidiary. However
Critikon discontinued the monitor in 2001 and InMedica has not since had revenues from Operations. During 2001 the Company and its subsidiary, MicroCor, Inc. sold restricted common stock to Chi Lin Technologies, Ltd. of the Republic of China (Taiwan) for $1,000,000 and used the funds to continue funding of research, development and administrative expenses. Chi Lin also signed a development agreement under which it performed or financed the Company's primary research and development effort conducted initially in Taiwan and later in the United States. When payments from the stock sale were expended during 2003, the Company began searching for additional funding and/or a partner to conduct additional research and development. The Company's officers and Chairman also agreed to accrual of their wages and consulting fees pending receipt of funds to pay those obligations.

PLAN OF OPERATION. During the 12 months beginning January, 2004, the Company's plan of operation is to demonstrate the Company's portable hematocrit device to large medical technology companies and to smaller companies that have established capability to research, develop and pursue FDA clearance of the technology. In connection with this effort, the Company will require confidentiality agreements from parties to which disclosure is made and will allow such parties to informally evaluate the technology in order to determine their interest. The Company will also seek loans from such companies in order to fund administrative expenses during the evaluation process and without such loans or other funding, will be unable to pay obligations and expenses during 2004. Further, the Company will be unable to pay any research or development expenses during 2004 without loans or additional funding. While the Company has in the past borrowed from affiliates, such borrowing is not expected to be available in the future to meet obligations and fund continued research and development. InMedica continues to look for other funding sources.

LIQUIDITY AND CAPITAL RESOURCES. During the years 2003 and 2002, liquidity was generated from the sale of stock by InMedica and its subsidiary MicroCor pursuant to the Stock Purchase Agreement dated May 10, 2001. As of December 31, 2002 InMedica and MicroCor had each received payments of $500,000 from Chi Lin and Chi Lin's stock purchase obligation was satisfied. In January 2004 the Company entered into discussions with a medical company which would allow that company to evaluate the commercial and technical utility of the hematocrit technology for the purpose of pursuing a possible business venture. As a part of this process funds have been advanced to the Company providing a minimal operating overhead for the Company during the period of evaluation. In the event a definitive agreement is reached between the parties, expenses advanced for the year 2004 will be repayable to the medical company.

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

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         During the registrant's two most recent fiscal years and any subsequent interim period there were no disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of the former accountants would have caused them to make reference to the subject matter of the disagreement(s) in connection with their reports. The former accountants' reports for the period of their engagement did not contain an adverse opinion or disclaimer of opinion. However the former accountants' reports were each modified for uncertainty as to whether the registrant would continue as a going concern. There was no qualification or modification as to audit scope or accounting principles

ITEM 8A.  CONTROLS AND PROCEDURES.

The  Company's  Chief  Executive   Officer  and  Chief  Financial  Officer  have
concluded, based on an evaluation required by paragraph (b) of Section 240.13a-15 or 240.15d-15 of the Rules of the Securities Exchange Act of 1934, conducted as of the end of the period covered by this Annual Report on Form 10-KSB, that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) or 240.15d-15(e)) have functioned effectively. For purposes of this Item, the term DISCLOSURE CONTROLS AND PROCEDURES means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a ET SEQ.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

LARRY E. CLARK - Chairman of the Board since April, 1995. Mr. Clark was president of Clark-Knoll & Associates, Inc., a Denver, Colorado management consulting firm specializing in mergers and acquisitions from 1963 to 1969. He served as president of Petro-Silver, Inc., a small public company based in Salt Lake City, Utah, which engaged in the oil and gas business from 1970 to 1975. Beginning in 1975 and continuing until December, 2003, Mr. Clark was president of Larry Clark & Associates, a private company engaged in corporate mergers and acquisitions or business consulting. In 1981, Mr. Clark formed Hingeline-Overthrust Oil & Gas, Inc., a Utah public company, which merged with Whiting Petroleum Corporation of Denver, Colorado in December 1983. Mr. Clark served as a director of Whiting Petroleum from 1983 until 1992 when Whiting Petroleum merged with IES Industries and Mr. Clark returned to full time employment as president of Larry Clark & Associates. Mr. Clark was President of InMedica from April, 1995 until December, 1999. Since that time he has been semi-retired but continues to engage in business consulting as well as his service as Chairman of the Company's board of directors. Mr. Clark graduated from the U.S. Merchant Marine Academy with a BS degree in Naval Science in 1943 and received a degree in Business Administration from the University of Wyoming in 1948.

RALPH HENSON - Director, President and Chief Executive Officer of the Company since December, 1999. Prior to his employment with InMedica, Mr. Henson worked from 1986 until 1999 as Director of Sales and acting Director of Clinical Programs of In-line Diagnostics of Farmington, Utah. He was also employed from 1987 to 1994 with Mallinckrodt Medical in sales and marketing, including service as Export Sales and Marketing Manager for Mallinckrodt Sensor Systems of Hannef, Germany. From 1994 to 1995 he was national sales manager with HemoCue, Inc. of Mission Viejo, California.

RICHARD BRUGGEMAN - Director, Secretary/Treasurer, part time employee and Chief Financial Officer of the Company since April, 1995 and full time employee of the Company during 2002. Since 2003, Mr. Bruggeman has been employed part time with Kitchen Resource, Inc., a Utah based firm distributing kitchen appliances. He was employed part or full time as Controller of Kitchen Specialties, Inc., from 1993 - December, 2001, a Salt Lake City firm distributing kitchen appliances in the United States and Canada. From 1986 until 1993 he was employed by the Company's subsidiary, MicroCor, Inc. as financial manager. During the period 1983-1985, he was a sole practitioner in accounting and from 1981-1983 he was employed by the Salt Lake City public accounting firm of Robison Hill & Co. but has had no further affiliation with Robison Hill & Co. since that time. He graduated from the University of Utah in 1981 with a B.S. degree in accounting.

SHENG JUNG (ROBERT S.) CHIANG - Director of the Company since May, 2001. Mr. Chiang was vice president and secretary general of Onking Chain Store Co. Ltd. a company organized in the Republic of China ("Taiwan") from November, 1988 through June, 2000 when he became the part time Vice President of Chi Lin Technology Co. Ltd, a Taiwanese company. He has been employed full time with Chi Lin Technology since February 1, 2001. Mr. Chiang has a BA from the National Chen Chi University and an MBA from the National Taiwan University.

MAO-SONG LEE - Director of the Company since December, 2002. Since February, 2001 he has been employed full time by Chi Lin Technology Co., Ltd., as Technical Vice President. From August,1998 until January, 2001 he was General Manager, Pilot Plants for Union Chemical Laboratories, Industrial Technology
Research  Institute  of the  Republic  of  China  (Taiwan).  During  the  period
1994-1997 he was Director of the Engineering Plastics Division for Union Chemical Laboratories, Industrial Technology Research Institute. From 1983 until 1991 he was Director of the Polymer Division, Union Chemical Laboratories, Industrial Technology Research Institute. He received a B.S. and M.S. from the National Cheng Kung University of Taiwan in 1970 and 1972, respectively. He also received a Ph.D. and an M.B.A. from the National Tsing Hua University of Taiwan in 1987 and from the National Cheng Chi University in 1994, respectively.

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

BOARD OF DIRECTORS MEETINGS AND ATTENDANCE AT SHAREHOLDER MEETINGS

The Company does not have nominating or audit committees of the Board. The full board conducts the function of an audit committee. There was one meeting of the Board of Directors held during the fiscal year ended December 31, 2003 and there have been two meeting of the board of directors during 2004. Messrs. Chiang and Lee were unable to attend one of the board meetings. All directors attended the last annual shareholder meeting of the Company. The Company expects all directors to be in attendance at shareholder meetings and attempts to schedule meetings at a time when all directors will be able to attend, however conflicting schedules, particularly with the two directors from Taiwan may on occasion preclude their attendance at shareholder meetings which are held in the United States.

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

NOMINATING COMMITTEE

The full board of directors of the Company functions as a nominating committee to select potential additional directors of the Company. The board has not specifically designated a separate nominating committee because all five members of the board of directors desire to be involved in the selection of any new director. The board does not have a specific charter to govern its actions as a nominating committee, nor are any members of the board "independent" . Due to the relatively small size of the Company, the risks associated with service on the board of a public company and the limited or negligible compensation available to such directors, the Company considers it unlikely that a qualified person would serve on the board who was truly independent. However, the board's unwritten policy for consideration of potential members of the board nominated by shareholders is to seriously consider any potential board member that has personal relationships and/or expertise that might be beneficial to the Company's business. The Company has in the past and expects to continue in the future to be interested in discussions with persons interested in the Company's business and able to make a significant contribution to the success of the Company's technology. Shareholders that desire to introduce persons to the Company's board of directors should contact Larry E. Clark, Chairman of the Board or Ralph Henson, Chief Executive Officer of the Company with any suggestions or recommendations for director. These persons may be reached through the Company's office telephone 801-521-9300 during regular business hours. A copy of the resume of any candidates should be submitted with the inquiry. At the present time, the Company is not actively searching for additional board members, however members of the board are interested in meeting qualified persons. Qualified persons normally would be persons that have at least a college education and professional or technical experience in the medical products industry. The Company is especially interested in persons with fund raising contacts or technology development contracts. Generally shareholder nominees would be evaluated in the same manner as any other nominee. The nominees identified on the Company's current proposal for election of directors were each originally nominated by the Company's chief executive officer or by Chi Lin Technologies, Co. Ltd, which has the contractual right to nominate two directors. Specifically, Larry E. Clark became a director upon the nomination of Alan Kaminsky who was then CEO and a 5% plus shareholder. Messrs Henson and Bruggeman were each nominated by Mr. Clark while Mr. Clark was serving as CEO and while Mr. Clark was a 10% plus shareholder. Messrs.Chiang and Lee were nominated by Chi Lin, a principal shareholder and control person of the Company, owning approximately 33 1/3% of the stock of the Company.

SECURITY HOLDER COMMUNICATIONS

Shareholders of the Company may communicate directly with the board of directors by contacting the Company's offices during regular business hours. The Company's telephone number is 801-521-9300. Communications to individual directors may be made by mail addressed to the director care of InMedica Development Corporation at the Company's offices 825 North 300 West, Suite N132, Salt Lake City, Utah 84103.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION. The table below discloses the compensation of the chief executive officer of the Company during the three fiscal years ended December 31, 2003:


                            Annual Compensation
                                                       Restricted Stock      Long Term Comp.
                                                            Awards            Common  Stock
     Name                    Year Salary  Bonus                            Underlying Options             Other
      Ralph Henson (CEO)     2003 $ 24,000   -                 -                    -                       -
      Ralph Henson (CEO)     2002 $ 96,000   -                 -                    -                       -
      Ralph Henson (CEO)     2001 $ 86,333   -                 -                    -                  $15,000 5

5        See "Certain Relationships and Related Transactions".

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



                    OPTIONS GRANTED IN THE LAST FISCAL YEAR 6

                            % of Total
                              Options
                              Granted to         Exercise
               Options  Employees in      Price               Expiration
     Name Granted   FY 2001         ($/Share)               Date
     ------------------------------------------------------------
      None

6        To persons in the executive compensation table.

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

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
RELATED  STOCKHOLDER   MATTERS.

The following table furnishes information concerning the common stock ownership of directors, officers, and principal shareholders as of March 18, 2003:


                                                Nature of                Number of
     Name and Position                 Ownership            Shares Owned                 Percent
     --------------------------------------------------------------------------------------------
     Chi Lin Technologies              Direct                 5,328,204                   33.3%
     717 No. 71, Te Lun RD
     Jen Te Hsian
     Tainan County, Taiwan
     Principal Shareholder

     Larry E. Clark                     Direct                  978,000
     Chairman                           Indirect               1,219,025 7
                                      ----------              ----------             ----------
                                        Total                  2,197,025                  13.7%

     Ralph Henson                       Direct                   225,000                   1.4%
     President, Director
     Chief Executive Officer

     Richard Bruggeman                  Direct and               174,387 8                 1.1%
     Director, Chief                    Indirect                 464,975 9                 2.9%
     Financial Officer                  Options                   75,000                   0.5%
                                      ----------              ----------             ----------
                                        Total                    714,362                   4.5%

     Sheng Jung (Robert S.) Chiang      Indirect                       * 10
     Director

     Mao-Song Lee                       Indirect                       * 11
Director

All Executive Officers                  Direct and
and Directors as a                      Indirect                8,389,591                 52.5%
group (5 persons)                       Options                    75,000                  0.5%
                                      ----------              ----------             ----------
                                        Total                  8,464,591                  53.0%

7 Shares held by Larry Clark and Jacquelyn Clark as Trustees of the Larry and Jacquelyn Clark Family Trust.
8 Includes 400 shares held in individual retirement accounts and 4,620 shares held in a family trust of which Mr. Bruggeman is Trustee.
9        Shares held by Mr. Bruggeman's wife.
10 Mr. Chiang is vice president of Chi Lin Technologies Co. Ltd. which holds 5,328,204 shares.
11 Dr. Lee is director of biomedical research of Chi Lin Technologies Co. Ltd. which holds 5,328,204 shares.

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

(b) Reports on Form 8-K. None

ITEM 14. Principal Accountant Fees and Services

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

                                                INMEDICA DEVELOPMENT CORPORATION

Date:  December 27, 2004                        By /s/ Ralph Henson
                                                RALPH HENSON, President
                                                & Chief Executive Officer

                                                By /s/ Richard Bruggeman
                                                RICHARD BRUGGEMAN
                                                Chief Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Larry E. Clark                               DATE:  December 27  2004
LARRY E. CLARK, Director


/s/ Richard Bruggeman                            DATE:  December 27  2004
RICHARD BRUGGEMAN, Director


/s/ Ralph Henson                                 DATE:  December 27 2004
RALPH HENSON, Director

                EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
              FORM 10KSB/A#1 - FOR THE YEAR ENDED DECEMBER 31, 2003

Exhibit 31.1      CERTIFICATION PURSUANT TO SECTION 302
                  OF THE SARBANES-OXLEY ACT OF 2002 - Ralph Henson

Exhibit 31.2      CERTIFICATION PURSUANT TO SECTION 302
                  OF THE SARBANES-OXLEY ACT OF 2002 - Richard Bruggeman

Exhibit 32.1 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002