Form 10QSB/A
period 2004-03-31
INMEDICA DEVELOPMENT CORP
filed 2004-12-28
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                 Form 10QSB/A#1

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

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Three
                                                     Months Ended
                                                      March 31,
                                                    2004       2003
                                                  --------   --------
                                                      (Unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                  $ (39,136) $( 54,318)
       Adjustments to reconcile net
         loss to net cash used in
         operating activities-
           Depreciation and amortization                44         44
           Minority interest in losses              (5,430)    (9,600)
           Change in assets and liabilities
             Prepaid expenses and other                -0-        625
             Consulting fee payable to
               related party                         6,000      6,000
             Note payable                           42,772        -0-
             Accounts payable                       (4,069)      (704)
                                                  --------   --------
                Net cash used in
                  operating activities                 181    (57,953)
                                                  --------   --------

     CASH FLOWS USED IN INVESTING ACTIVITES:
       Purchase of equipment and furniture             -0-        -0-
                                                  --------   --------
                Net cash used in investing
                   activities                          -0-        -0-
                                                 ---------  --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Preferred stock dividend                        -0-        -0-

                                                  --------   --------
                Net cash used in financing
                  activities                           -0-        -0-
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

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of InMedica Development Corporation and its majority owned subsidiary, MicroCor, Inc. (the "Company") have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated net losses of $39,136 and $54,318 for the three month periods ended March 31, 2004 and 2003, respectively, and positive cash flows from operations of $181 for the three month period ended March 31, 2004, and negative cash flow from operations of $57,953 for the three month period ended march 31, 2003. As of March 31, 2004, the Company had an accumulated deficit of $8,441,789. At March 31, 2004, the Company had a stockholders' equity (deficit) of $(306,973). These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes pursuing additional strategic alliances and licensing agreements, and if warranted, preparation for the clinical trials that will be required for FDA approval for the medical products that are under development, pursuant to the Chi Lin development agreement, utilizing the Non-invasive Hematocrit Technology.

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

PLAN OF OPERATION. During the next 12 months, the Company's plan of operation is to demonstrate the Company's portable hematocrit device to large medical technology companies and to smaller companies that have established capability to research, develop and pursue FDA clearance of the technology. In connection with this effort, the Company will require confidentiality agreements from parties to which disclosure is made and will allow such parties to informally evaluate the technology in order to determine their interest. The Company will also seek loans from such companies in order to fund administrative expenses during the evaluation process and without such loans or other funding, will be unable to pay obligations and expenses during 2004. Further, the Company will be unable to pay any research or development expenses during 2004 without loans or additional funding. While the Company has in the past borrowed from affiliates, such borrowing is not expected to be available in the future to meet obligations and fund continued research and development. InMedica continues to look for other funding sources.


LIQUIDITY AND CAPITAL RESOURCES. During the three months ended March 31, 2003 liquidity resulted from the sale of stock by InMedica and its subsidiary MicroCor pursuant to the Stock Purchase Agreement dated May 10, 2001. As of March 31, 2003 InMedica and MicroCor had each received payments of $500,000 from Chi Lin and Chi Lin's stock purchase obligation had been satisfied.

The funds generated from the sale of stock in 2001 were the sole source of the Company's cash flow and were sufficient to meet the Company's operating expenses only through June 30, 2003. While the Company has in the past borrowed from affiliates, any borrowing in the future from affiliates, if available, is not expected to be sufficient to provide future liquidity needs, retire obligations and fund continued research and development.

During the three months ended March 31, 2004 $42,772 was provided by cash advances from an entity that is investigating participation in development of the Hematocrit technology. However at this time there is no definitive agreement for development and the entity may withdraw from further participation at any time. In the event the entity withdraws from further participation, the Company will be obligated to repay $10,171.52. The Company will continue to look for other sources of funding pending a final decision by the entity regarding participation.

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

Item 1.    Legal Proceedings:
           None

Item 2.    Changes in Securities:
           None

Item 3.    Defaults Upon Senior Securities:
           None

Item 4.    Submission of Matters to a Vote of Security
              Holders:
           None

Item 5.    Other Information: None

Item 6.    Exhibits

         (32.1)   Sarbanes-Oxley Section 302 Certification - Ralph Henson

         (32.2)   Sarbanes- Oxley Section 302 Certification- Richard Bruggeman

         (32.1)   Sarbanes-Oxley Section 906 Certification

         Reports on Form 8-K: None

                        SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

                            INMEDICA DEVELOPMENT CORPORATION
Dated: December 27, 2004
--------------------
                                By /s/ Ralph Henson
                                -------------------
                                Ralph Henson, CEO


                                By /s/ Richard Bruggeman
                                ------------------------
                                Richard Bruggeman, Treasurer

                EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
              FORM 10QSB/A#1 - FOR THE QUARTER ENDED MARCH 31, 2004

Exhibit 31.1      CERTIFICATION PURSUANT TO SECTION 302
                  OF THE SARBANES-OXLEY ACT OF 2002 - Ralph Henson

Exhibit 31.2      CERTIFICATION PURSUANT TO SECTION 302
                  OF THE SARBANES-OXLEY ACT OF 2002 - Richard Bruggeman

Exhibit 32.1 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002