Form 10QSB/A
period 2004-06-30
INMEDICA DEVELOPMENT CORP
filed 2004-12-28
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                Form 10 - QSB/A#1

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

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Three            For the Six
                                  Months Ended             Months Ended
                                    June 30,                 June 30,
                              ----------------------  -----------------------
                                2004        2003         2004        2003
                              ---------- -----------  ----------- -----------
                                    (Unaudited)           (Unaudited)

TOTAL ROYALTY REVENUES        $      -     $    -     $      -     $     -
                              -----------  ---------- ------------ ----------

OPERATING EXPENSES:
  General and
    administrative                 54,140     21,165       94,950     83,262
  Research and
    development                     5,668      4,884        9,424      6,725
                              -----------  ---------- -----------  ---------

  Total operating expenses         59,808     26,049      104,374     89,987
                              ------------ ---------- ------------ ---------


LOSS FROM OPERATIONS              (59,808)   (26,049)    (104,374)   (89,987)
                              -----------  ---------  -----------  ---------

OTHER INCOME (EXPENSE):
  Other income, net                   -           19          -           39
  Interest expense                    -          -            -          -
                              -----------  ---------  -----------  ----------

  Total other expense, net            -           19          -           39
                              -----------  ---------- -----------  ---------


LOSS BEFORE MINORITY INTEREST     (59,808)   (26,030)    (104,374)   (89,948)

MINORITY INTEREST                   7,901      2,364       13,331     11,964
                              ----------- ----------  ----------- ----------

NET LOSS                          (51,907)   (23,666)     (91,043)   (77,984)

PREFERRED STOCK DIVIDENDS          (1,891)    (1,892)      (3,783)    (3,783)
                              ----------- ----------  ----------- ----------

NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS             (53,798)   (25,558)     (94,826)   (81,767)

NET LOSS PER COMMON SHARE
  (BASIC AND DILUTED)          $      -        -       $     (.01) $    (.01)
                              =========== ===========  =========== ==========

Weighed average number
  of common shares
  outstanding                  15,982,993  15,982,993   15,982,993  15,982,993
                              =========== ===========  =========== ===========

                 See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                            For the Six Months Ended
                                                   June 30,
                                            -----------------------
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

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                         For the Six Months Ended
                                         -----------------------
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

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       Basis of Presentation

The accompanying unaudited consolidated financial statements of InMedica Development Corporation and its majority owned subsidiary, MicroCor, Inc. (collectively the Company) have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated net losses of $91,043 and $77,984 for the six month periods ended June 30, 2004 and 2003, respectively, and negative cash flows from operations of $95,452 and $77,314 for the six month periods ended June 30, 2004 and 2003, respectively. As of June 30, 2004, the Company had an accumulated deficit of $8,495,586. At June 30, 2004, the Company had a stockholders' deficit of $(360,770). These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes pursuing strategic alliances (in addition to the Chi Lin development agreement )and licensing agreements, and if warranted, preparation for the clinical trials that will be required for FDA approval for the medical products that are under development, utilizing the Non-invasive Hematocrit Technology.

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

During the six months ended June 30, 2004 $95,869 was provided by cash advances from an entity that is investigating participation in development of the Hematocrit technology. However at this time there is no definitive agreement for development and the entity may withdraw from further participation at any time. In the event the entity withdraws from further participation, the Company will be obligated to repay $10,172.52. The Company will continue to look for other sources of funding pending a final decision by the entity regarding participation.

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

                        INMEDICA DEVELOPMENT CORPORATION


                                /s/ Ralph Henson ___
                                By Ralph Henson, President


                                /s/ Richard Bruggeman
Date:  December 27, 2004       By Richard Bruggeman, Treasurer

                EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
              FORM 10QSB/A#1 - FOR THE QUARTER ENDED JUNE 30, 2004

Exhibit 31.1  CERTIFICATION PURSUANT TO SECTION 302
              OF THE SARBANES-OXLEY ACT OF 2002 - Ralph Henson

Exhibit 31.2  CERTIFICATION PURSUANT TO SECTION 302
              OF THE SARBANES-OXLEY ACT OF 2002-Richard Bruggeman

Exhibit 32.1  CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350 AS
              ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-
              OXLEY ACT OF 2002