Form 10QSB/A
period 2004-09-30
INMEDICA DEVELOPMENT CORP
filed 2004-12-28
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                  Form 10 - QSB/A #1


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


Item 6.   Exhibits:

         10 Joint Development Agreement dated September 7, 2004, with Wescor, Inc., incorporated by reference to Form 8-K filed September 14, 2004.

         (31.1)   Sarbanes-Oxley Section 302 Certification - Ralph Henson
         (31.2)   Sarbanes- Oxley Section 302 Certification- Richard Bruggeman
         (32.1)   Sarbanes-Oxley Section 906 Certification
         (99.1)   Letter of Intent dated January 28, 2004 between  Wescor,  Inc.
                  and InMedica.
         (99.2)   Loan Agreement dated February 1, 2004 between Wescor, Inc. and
                  InMedica.
         (99.3)   Assignment  and  Security  Agreement  dated  February  1, 2004 between Wescor, Inc. and InMedica.
         (99.4)   Technology  Modifications  Note of InMedica dated February 19,
                  2004.
         (99.5)   Overhead Note of InMedica dated February 19, 2004.
         (99.6)   Accrued Expense Note of InMedica dated February 19, 2004.

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

         10 Joint Development Agreement dated September 7, 2004, with Wescor, Inc., incorporated by reference to Form 8-K filed September 14, 2004.

         31.1     Section 302 Certifications of Ralph Henson

         31.2     Section 302 Certifications of Richard Bruggeman

         32.2     Sarbanes-Oxley Section 906 Certification

         (99.1)   Letter of Intent dated January 28, 2004 between  Wescor,  Inc.
                  and InMedica.
         (99.2)   Loan Agreement dated February 1, 2004 between Wescor, Inc. and
                  InMedica.
         (99.3)   Assignment  and  Security  Agreement  dated  February  1, 2004 between Wescor, Inc. and InMedica.
         (99.4)   Technology  Modifications  Note of InMedica dated February 19,
                  2004.
         (99.5)   Overhead Note of InMedica dated February 19, 2004.
         (99.6)   Accrued Expense Note of InMedica dated February 19, 2004.