Form 10KSB
period 2004-12-31
INMEDICA DEVELOPMENT CORP
filed 2005-03-29
CIK 726037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934
                      For the Year Ended December 31, 2004
                           Commission File No. 0-12968

                        INMEDICA DEVELOPMENT CORPORATION

                   Utah                        87-0397815
          ----------------------   ----------------------------------
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
          Common Stock, $.001 par value               None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing require-ments for the past 90 days. [X] yes [ ] no Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosures will be con-tained, to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB [ ]

Issuer's revenues for its most recent fiscal year: $ 0. The aggregate market value of voting stock held by non-affiliates of the registrant as of March 18, 2005 was approximately $2,353,021.(1) The number of shares outstanding of the issuer's common stock, $.001 par value, as of January 31, 2005 was 17,413,993. Documents incorporated by reference: none

(1) Based on 7,843,402 non-affiliate shares at $.30 per share, the average bid and asked price on that date.

                                     PART I

ITEM 1. BUSINESS.

GENERAL. InMedica Development Corporation ("InMedica") was incorporated as a Utah corporation on June 16, 1983. During the last three fiscal years, InMedica's primary activity has been the operation of the business of MicroCor, Inc. ("MicroCor"), a 68% owned subsidiary. MicroCor was acquired effective December 31, 1985 and has engaged in the development or sale of certain medical technology products. During the last fiscal year, InMedica and MircoCor received no revenues from operations. (See "Results of Operations").

         As of January 28, 2004, InMedica finalized a letter of intent with Wescor, Inc., ("Wescor") a Logan, Utah based medical technology company (the "Letter of Intent") and as of February 1, 2004, a loan agreement (the "Loan Agreement"). The Letter of Intent provided that InMedica would discontinue the search for development partners and other funding sources for the hematocrit technology. In exchange, Wescor agreed to loan monies under a Loan Agreement to InMedica for three purposes: (1) administrative expenses up to $25,000 per month for three months (later extended through July, 2004) to be used to pay ongoing salaries, legal, accounting and other Company administrative expenses; the loan was to be evidenced by a promissory note called the "Overhead Note;" (2) Wescor agreed to loan up to $20,011 to InMedica to pay accrued but unpaid Company expenses evidenced by a promissory note called the "Accrued Expense Note;" and
(3) Wescor agreed to loan up to $200,000 to InMedica for technology modification expenses incurred by Wescor but only expenses incurred with the advance approval of InMedica and to be evidenced by a note known as the "Technology Modifications Note." The notes bear interest at the prime rate as announced from time to time by the Wall Street Journal. The Letter of Intent was a non-binding expression of mutual intent to negotiate the terms of a possible business venture between the companies regarding the development of the hematocrit technology. The Letter of Intent further provided that if a definitive agreement was not reached, the amounts owing on the Overhead Note would be forgiven. Amounts advanced under the Accrued Expense Note and the Technology Modications Note, however would not be forgiven and were secured by a security interest in 50% of the Company's revenues from commercialization of the hematrocrit technology, if and when achieved. Further, unpaid balances of principal and accrued interest under any of the notes is convertible to restricted common stock of InMedica at $.10 per share at Wescor's discretion.

         Beginning with the signing of the Letter of Intent and the Loan Agreement, Wescor advanced $108,970 on the Overhead Note over a period of seven months and $10,171 on the Accrued Expenses Note. No advances were made on the Technology Modifications Note. InMedica subsequently repaid the advances on the Accrued Expenses Note which now has a zero balance. During discussions from January to September, 2004, members of InMedica's board of directors and Wescor principals negotiated the terms of a proposed sale of MicroCor stock pursuant to a Joint Development Agreement (the "Agreement"). When the parties signed the definitive Agreement effective September 7, 2004 , the Company became obligated to repay the Overhead Note according to its terms. As of December 31, 2004, $104,262 was owing on the Overhead Note including accrued interest. The Overhead
Note is due and payable April 1, 2005. However Wescor deducts 20% ($3,000 per month) of each stock payment it makes to InMedica and applies the payment to retirement of the Overhead Note. A conversion of the principal and accrued interest owing on the Overhead Note as of December 31, 2004 would have resulted in the issuance of 1,042,620 restricted shares or 5.6% of the issued and outstanding common stock of InMedica However, to date, Wescor has not given notice of intent to convert the note.

         During the negotiations, InMedica also determined to permit Wescor to assume day to day control of the development of the hematocrit technology because InMedica has only two part-time employees, a President and a CFO, and no technical staff. The Company has principally relied on contracts with outside developers to advance the development of the hematocrit technology. Wescor, on the other hand, has the required resources to manage the day to day operations of a company whose focus is the development of medical products. InMedica retains overall control of MicroCor through its ownership and control of MicroCor's Board of Directors. In the event Wescor discontinued efforts to develop the hematocrit technology, InMedica would again pursue the business plan described in Management's Discussion and Analysis.

         The sale of the MicroCor stock would be a sale of all or substantially all of the assets of InMedica, pursuant to the terms of the Agreement, if Wescor is successful in completion of development of the hematocrit technology and successfully exercises its option to purchase the MicroCor stock held by InMedica and Chi Lin. No opinion, report or appraisal relating to the fairness of the sales of the MicroCor stock to Wescor was obtained by the Company. The shareholders of InMedica approved the sale and potential issuances of MicroCor stock to Wescor at an InMedica shareholder meeting held January, 24, 2005. No further approvals of these sales will be sought from the shareholders (except that if a merger transaction were agreed to by the parties, then approval of such transaction would be submitted to the shareholders at a later date). As a result, the Agreement will result in the disposition of part or all of the ownership of MicroCor by InMedica, depending on the stage when the Agreement is either terminated or concluded. There is no assurance that Wescor will be successful in developing the hematrocrit technology or that it will continue the development project to conclusion.

         Larry Clark (Chairman and Director of the Company), Ralph Henson (Director and CEO of the Company), Richard Bruggeman (Director and CFO of the Company), and Chi Lin (principal shareholder of the Company) were required by the Agreement to vote their shares in favor of approving this transaction. Collectively these four shareholders own a majority of the issued and outstanding stock of InMedica (See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters"). Clark, Henson, Bruggeman and Chi Lin are affiliates of the Company but have no affiliation with Wescor or with one another, other than their service as officers and directors of the Company.

         As of September 7, 2004, InMedica and Chi Lin sold, a total of 15% of MicroCor stock to Wescor (12% sold by InMedica and 3% sold by Chi Lin) for
$375,000 pursuant to the Agreement. The purchase price was paid $30,000 down with the balance due in installments over 18 months. Wescor also assumed day to day management of MicroCor as of September 7, 2004 and agreed to use its best efforts at its expense to develop the hematorcrit technology." During the term of the Joint Development Agreement, InMedica will continue to appoint three of five members of the board of directors of MicroCor and Chi Lin and Wescor will each be entitled to appoint one board member. Wescor's management of MicroCor and the Agreement may be terminated by InMedica if Wescor fails to complete any development Phase (See "POTENTIAL MICROCOR STOCK ISSUANCES TO WESCOR") or if Wescor defaults in payments to InMedica or Chi Lin. In the event of such termination, Wescor would remain obligated to complete payment for the initial 15% of the stock of MicroCor pursuant to the installments described below (See "DESCRIPTION OF AGREEMENT"). Through potential additional MicroCor stock issuances to Wescor, Wescor may earn up to 49% total ownership of MicroCor by funding and conducting additional development of hematocrit technology in three Phases over 18 months. The 18 month period may be extended in six month increments by the MicroCor board of directors. See "POTENTIAL MICROCOR STOCK ISSUANCES TO WESCOR

         Upon successful completion of the second phase (ie. an FDA cleared prototype) and again upon successful completion of the third Phase (ie. first production of units for sale), Wescor has an option to purchase the remaining MicroCor shares from Chi Lin and InMedica for 90% of an appraised value or 90% of a value suggested by Wescor, subject to a fairness opinion obtained by InMedica. Wescor selects the appraiser with the consent of InMedica and Chi Lin. The Company and Chi Lin will then have a "trump option" to purchase Wescor's ownership of MicroCor stock at an increased price. See "Options To Buy Remaining MicroCor Stock." MicroCor has granted InMedica and Chi Lin an annual royalty of 4% of the first $5,000,000 of sales and licensing revenues received from the hematocrit technology, 3% of sales and licensing revenues exceeding $5,000,000 but less than $20,000,000 and 2% of sales and licensing revenues in excess of $20,000,000. The sellers are also entitled to twenty five percent (25%) of all royalty revenues received by MicroCor on further licensing of the hematocrit technology. A minimum royalty of $200,000 per year is payable by MicroCor commencing 18 months from September 7, 2004, to be split 80%-20% between InMedica and Chi Lin. (See "Royalty Rights.")

         DESCRIPTION OF AGREEMENT. Effective September 7, 2004, InMedica and MicroCor entered into the Agreement pursuant to which Wescor, a Utah medical technology company ("Wescor") agreed to purchase 15% of the issued and outstanding common stock of MicroCor on a pro-rata basis from InMedica (selling 12%) and from Chi Lin Technology Co, Ltd of Tainan, Taiwan (selling 3%), ("Chi Lin") for $375,000. Prior to the consummation of the transaction InMedica held 80% of the issued and outstanding common stock of MicroCor and Chi Lin owned 20%. Following shareholder approval of the transaction, InMedica will initially hold 68%, Chi Lin will initially hold 17% and Wescor will initially hold 15% of the issued and outstanding stock of MicroCor. The purchase monies will be paid $300,000 to InMedica and $75,000 to Chi Lin, payable $30,000 down and the balance in installments over 18 months. Twenty percent of each payment made to InMedica will be applied to outstanding debt owing from InMedica to Wescor in the amount of $104,262 at December 31, 2004. The debt to Wescor is for repayment of operating expenses advanced by Wescor to InMedica during the negotiation of the Agreement.

         POTENTIAL MICROCOR STOCK ISSUANCES TO WESCOR. In the event Wescor is successful in producing a working prototype using the hematocrit technology, capable of meeting FDA GMP requirements suitable for conducting clinical trials (Phase1), MicroCor will issue 500,000 additional restricted shares of MicroCor stock to Wescor. Thereafter if Wescor completes clinical trials and obtains the FDA's clearance to market such products (Phase 2), 500,000 additional restricted shares of MicroCor stock will be issued to Wescor by MicroCor. Then, upon manufacturing and initial introduction into the US market of such products (Phase 3), MicroCor will issue to Wescor an additional 700,000 restricted shares of its stock, giving Wescor a total of 49% of the issued and outstanding stock of MicroCor. These additional shares to be issued to Wescor will be in consideration of each Phase of development work by Wescor. The determination of Wescor's completion of the above three Phases will be made by MicroCor's board which is controlled by InMedica. In the event of a disagreement between the parties as to fulfillment of the above standards, the parties intend to negotiate in good faith to resolve the matter. The number of restricted shares to be issued by MicroCor to Wescor for services has been determined during a process of arms length negotiation between InMedica and Wescor. During such negotiations, the board of directors of InMedica considered the need for funding to continue development of the hematocrit technology, the Company's present financial condition (ie. lack of cash flow, limited capital assets and limited borrowing capacity), the lack of interest expressed by larger companies contacted by the board of directors (in the absence of an FDA cleared prototype), the lack of present capacity of the smaller companies contacted by the board (other than Wescor) and the reputation and experience of Wescor in development of medical technology. Based on these considerations, the board concluded that, in its judgment, the Agreement should be pursued.

         OPTIONS TO BUY REMAINING MICROCOR STOCK. Upon completion of Phase 2,and again upon completion of Phase 3, Wescor will have the option to purchase all (but not less than all) the remaining stock of MicroCor from InMedica and Chi Lin, for 90 days. The buyout price to Wescor for the remaining MicroCor shares will be 90% of an appraised value or of a value suggested by Wescor. Wescor will choose the appraiser subject to the right of InMedica and Chi Lin to object to the selection. In the case of an objection Wescor will make another selection until the parties are in agreement. Following receipt of Wescor's notice of appraised value or suggested value, InMedica and Chi Lin will have the right to obtain a fairness opinion at their expense, before acting on Wescor's offer. The fairness opinion of the value of the MircoCor stock will be obtained from a business valuation expert, chosen by InMedica and Chi Lin, as to which Wescor has no reasonable objection. If the fairness opinion reports that Wescor's appraised or suggested value is not within a fair range, Wescor's option to purchase the balance of the MicroCor stock from Chi Lin and InMedica will terminate.

         However, if Wescor's appraised or suggested value is determined by the fairness opinion to be within a fair range, InMedica and Chi Lin will still have the opportunity to acquire the complete ownership of MicroCor through a "trump" option allowing them to offer to purchase all of the shares of MicroCor owned by Wescor at 110% of Wescor's appraised value or suggested value. In such case, Wescor may chose to sell its ownership of MicroCor to InMedica and Chi Lin or may revive its first option by a notice to InMedica and Chi Lin increasing the purchase price so as to be based on at least 110% of the valuation used as the trump option value by InMedica and Chi Lin. This option procedure, essentially bidding for the right to purchase the balance of the MicroCor stock, may be repeated as many times as is necessary until a purchaser has been determined. If Wescor is ultimately the purchaser, the Agreement will terminate except for the royalty rights of InMedica and Chi Lin. Wescor has also been granted a right of first refusal in the event of a bona fide third party offer to acquire MicroCor.

         ROYALTY RIGHTS. MicroCor has granted certain revenue royalty rights to InMedica and Chi Lin under the Agreement based on future annual revenues from the hematocrit technology, if any, and calculated as follows: Annual royalties will equal the sum of four percent (4%) of the first $5,000,000 in sales and licensing revenues, three percent (3%) of sales and licensing revenues in amounts exceeding $5,000,000 but not exceeding $20,000,000, and two percent (2%) of sales and licensing revenues in amounts exceeding $20,000,000; plus (ii) twenty five percent (25%) of all royalty revenues (revenues from licensing of the hematocrit technology to others). The total royalties are split between InMedica and Chi Lin with InMedica receiving a percentage of total royalties equal to a fraction, the numerator of which is the total world revenues from sales of the hematocrit technology, less the revenues from sales in Asia; and the denominator of which is the total world revenues from sales. The Chi Lin royalty is a percentage of total royalties equal to a fraction, the numerator of which is revenue from sales in Asia; and the denominator of which is the total world revenues from sales. Asia is defined to mean Australia, New Zealand and the countries of Asia (including without limitation, Indonesia, Malaysia and the island countries of the Western Pacific Rim; but excluding Russia, Turkey and the countries of the Middle East from Iran and to the west). Further, a minimum royalty of $200,000 per year begins 18 months after the effective date and is payable by MicroCor to InMedica and Chi Lin on an 80%-20% basis without regard to whether actual sales have been made. However in the event that any party (including Wescor) or a third party acquires eighty percent control of MicroCor, the new control party has the right to buy out the royalty rights from InMedica and Chi Lin for $1,000,000 or 100% of five times the sum of the minimum royalty payments for the immediately preceding 12 months, whichever is greater. The buyout proceeds would be shared 80%-20% by InMedica and Chi Lin.

         As a part of the transaction, InMedica transferred all of its rights in the non-invasive hematocrit technology to MicroCor and Chi Lin licensed to MicroCor all rights relating to the non-invasive technology owned by Chi Lin on a royalty free basis (other than those royalties referred to in the preceding paragraph). Further, Wescor assumed the responsibility to manage the day to day affairs of MicroCor and to continue the development of the non-invasive hematocrit technology. However Wescor's management of MicroCor and the Agreement may be terminated if no prototype has been developed in 12 months, or if no FDA clearance is obtained within 18 months, or if no first production has begun within 24 months or if Wescor has not fulfilled payment obligations under the contract. The 24 month period may be extended in the discretion of InMedica's board of directors. In connection with the Agreement, the Development, Licensing and Manufacturing Agreement with Chi Lin has been superceded by the Agreement with Wescor.

         WESCOR. Wescor is a privately held company engaged in developing, manufacturing, and marketing medical instruments, appliances, and related products for the diagnostic laboratory market for more than three decades. Wescor's Biomedical Products Division has established a reputation for quality products as well as quality technical support for its products. Wescor is a leader in the laboratory diagnosis of cystic fibrosis with its Macroduct(R) and Nanoduct(R) Sweat Testing Systems. The Aerospray(R) family of automatic slide stainer-cytocentrifuges of Wescor are widely used in hematology and microbiology laboratories, providing the newest technology in microscope slide staining as well as cytocentrifugation. Wescor is also a leader in osmometry with its Vapro(R) Vapor Pressure Osmometer. The Wescor Membrane Osmometer makes a direct measurement of Colloid Osmotic Pressure in whole blood or serum.

         CONSULTING FEES. Prior to the transaction with Wescor, Ralph Henson, President of InMedica, was a full time employee of MicroCor. Beginning September 7, 2004, Wescor paid Ralph Henson a temporary consulting fee of $5,000 per month for three quarters of his working time. The temporary consulting arrangement with Mr. Henson was first discussed with Wescor after the Joint Development Agreement was signed on September 7, 2004. Beginning December 1, 2004, the consulting fee was discontinued and Mr. Henson became a three-quarter time salaried employee of MicroCor. He will continue to serve as President of InMedica and will be paid for one-quarter of his time by InMedica.

         Chi Lin Technology Co. Ltd. On May 10, 2001 the Company entered into a Stock Purchase Agreement and Development, Licensing and Manufacturing Agreement (the "Agreement") with Chi Lin Technology Co. Ltd. ("Chi Lin") of the Republic of China ("Taiwan"). Pursuant to the Stock Purchase Agreement, the Company issued 5,328,204 shares of its restricted common stock to Chi Lin and caused its subsidiary, MicroCor, Inc. ("MicroCor") to issue 29,420 shares of its restricted common stock to Chi Lin. Following these transactions, Chi Lin owned 33.3% of InMedica and 20% of MicroCor.

         In consideration of the stock issuances, Chi Lin gave InMedica its Promissory Notes committing to pay InMedica and MicroCor a total of $500,000 each in a series of payments commencing May 31, 2001 and ending October 1, 2002. As of December 31, 2002, InMedica and MicroCor had each received payments of $500,000 from Chi Lin.

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

         NOTE RECEIVABLE. In June 2000, the Company licensed its hematocrit technology to an unrelated entity in exchange for a note receivable of $150,000, due June 19, 2001. On June 19, 2001, the entity defaulted on the note and the entity subsequently granted the Company a secured note receivable for $165,000 (the "Note") that represents the outstanding principle and accrued interest as of December 19, 2001. The Note bears interest at 10% annually and was due on June 19, 2002. The Note is secured by all tangible and intangible assets of the entity. As collection of the Note is uncertain, it has been fully reserved in the consolidated financial statements. As of December 31, 2004, the full amount of the Note plus accrued interest is unpaid and the entity is in default.

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

         PRODUCT DEVELOPMENT. For the past 15 years, the Company has conducted research or engaged in fund raising to support development of a method for measuring hematocrit non-invasively (without drawing blood) and has applied for patents covering this technology. Hematocrit is the percentage of blood volume made up by red blood cells and is a common laboratory test currently performed invasively by drawing a blood sample from the patient. During May 1997, the Company employed Dr. Gail Billings, a bio-medical researcher and, effective August 29, 1997, the Company engaged Medical Physics, Inc., a biomedical research company located in Salt Lake City, Utah to conduct further research and development on the project. The researchers engaged in additional research through 1998. During 1999, the researchers completed production of a transportable prototype device for use in demonstrating the technology. During 2001, the Company entered into a Development, Licensing and Manufacturing Agreement with Chi Lin Technologies Co. Ltd. for further development of the technology, which has now been superceded by the Agreement with Wescor..

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

         PATENTS.  As of December  12, 1995,  the  Company's  application  for a patent entitled "Method and Apparatus for Non-Invasively Determining Hematocrit," was allowed by the U.S. Patent Office and the Patent issued on June 18, 1996 with a term of 17 years. The Company was also issued an additional patent that claims priority from October 4, 1990, the date of filing of the Company's "Method and Apparatus for Non-Invasively Determining Hematocrit". The patent term runs from October 4, 1990 for a period of 17 years. As of October 3, 2000, the Company was issued a third patent called "System and Method for In-Vivo Hematocrit Measurement Using Impedance and Pressure Plethysmography." The Company filed for a continuation of the third patent in June, 2000 and in December 2003 the Company received a Notice of Allowance of Claim from the U.S. Patent and Trademark office . On July 20, 2004 MicroCor was issued a fourth patent: Patent 6,766,191 "System and method for in-vivo hematocrit measurement using impedance and pressure plethysmography." All of the Company's patents are now owned by MicroCor, pursuant to the Agreement with Wescor.

         RAW  MATERIALS.   Materials  and  electronic  components  used  in  the
production and development of a hematocrit measuring device and like products are components readily available through various suppliers.

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

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs for the two years ended December 31, 2004 and 2003, were $9,929 and $24,723 respectively. None of the expenses were incurred on customer-sponsored research activities relating to the development of new products.

EMPLOYEES. InMedica had two part time employees as of December 31, 2004.


ITEM 2. PROPERTIES

The Company presently leases office space on a month to month basis located at 825 North 300 West, Suite N132, in Salt Lake City, Utah.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See discussion of the approval of the Wescor Agreement, above.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         (a) Price Range of Common Stock.

The Common Stock of InMedica is traded in the over-the-counter market and is quoted on the "NASD OTC Bulletin Board". The table on the following page sets forth, for the calendar quarters indicated, the high and low closing bid prices for the InMedica Common Stock as reported by the NASD OTC Bulletin Board. These quotations represent prices between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

                                             Bid Price
     Quarter Ended                    High             Low
                                    --------          -------

     March 31, 2003                    .07               .06
     June 30, 2003                     .07               .07
     September 30, 2003                .08               .07
     December 31, 2003                 .10               .03

     March 31, 2004                   $.06             $ .03
     June 30, 2004                     .07               .04
     September 30, 2004                .11               .04
     December 31, 2004                 .20               .09


On March 15, 2005 there were approximately 520 record holders of the InMedica Common Stock. Such record holders do not include individual participants in securities position listings. InMedica has not paid cash dividends on its Common Stock since organization. For the foreseeable future, InMedica expects that earnings, if any, will be retained for use in the business or be used to retire obligations of the Company.

Four stockholders own an aggregate of 21,016 shares of the Company's Series A Preferred Stock, which is 8% convertible preferred. There is no public market for the Series A Preferred Stock. Total aggregate annual dividends payable on the outstanding preferred stock for the year 2004 was $26,480 as of December 31, 2004. See Note 7 to the Consolidated Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW. Since 1989, the Company has engaged in research and development of a device to measure hematocrit non-invasively (the "Non-Invasive Hematocrit Technology" and/or the "Technology") and fund raising to finance the payment of research, development and administrative expenses.. Hematocrit is the percentage of red blood cells in a given volume of human blood. Research, development and administrative expenses of the Company relating to the Technology were funded during the 1990's by borrowing and by royalty revenues from the sale of a portable ECG monitor which incorporated Company technology. The monitor was marketed by Critikon, Inc., then a Johnson and Johnson subsidiary. However
Critikon discontinued the monitor in 2001 and InMedica has not since had revenues from Operations. During 2001 the Company and its subsidiary, MicroCor, Inc. sold restricted common stock to Chi Lin Technologies, Ltd. of the Republic of China (Taiwan) for $1,000,000 and used the funds to continue funding of research, development and administrative expenses. Chi Lin also signed a development agreement under which it performed or financed the Company's primary research and development effort conducted initially in Taiwan and later in the United States. When payments from the stock sale were expended during 2003, the Company began searching for additional funding and/or a partner to conduct additional research and development. The Company's officers and Chairman also agreed to accrual of their wages and consulting fees pending receipt of funds to pay those obligations. In January 2005, the shareholders of the Company approved an Agreement with Wescor which provides additional funding for administrative expenses and provides for research and development of the Hematocrit Technology by Wescor. Shareholders that did not vote in favor of the Agreement are entitled to exercise dissenters' rights on or before February 23, 2005. Person's properly exercising dissenters' rights will receive payment of the fair market value of their shares prior to the approval of the Joint Development Agreement. Payment is subject to their being funds legally available therefore and may be satisfied by the issuance of promissory notes in the absence of legally available funds.

PLAN OF OPERATION. During the 12 months beginning January, 2005, the Company's plan of operation is to work cooperatively with Wescor in the development and possible demonstration of the Company's portable hematocrit device to other companies.. In connection with this effort, the Company will require confidentiality agreements from parties to which disclosure is made and will allow such parties to informally evaluate the technology in order to determine their interest. During 2005, Wescor is expected to fund the research and development efforts of MicroCor pursuant to the Joint Development Agreement. During 2004, the Company borrowed from Wescor in order to meet operating expenses and may need to rely on borrowning in the future to meet obligations. While the Company has in the past borrowed from affiliates, such borrowing is not expected to be available in the future to meet obligations and fund continued research and development. If necessary, InMedica will look for other funding sources.

LIQUIDITY AND CAPITAL RESOURCES. During the year 2004 liquidity was generated by borrowings from Wescor and from the proceeds of the sale of MicroCor stock to Wescor and sales of restricted InMedica stock to members of management (See "Certain Relationships and Related Transactions") and other private investors. During 2003, liquidity was generated from the sale of stock by InMedica and its subsidiary MicroCor pursuant to the Stock Purchase Agreement dated May 10, 2001, with Chi Lin. The Company expects to fund its administrative operations during 2005 with funds from installment payments from Wescor for the purchase of the MicroCor stock and with additional sales of restricted common stock to Company insiders and other private investors. Research and development efforts of Wescor will be compensated by additional issuances of MicroCor stock pursuant to the Joint Development Agreement.

RESULTS OF OPERATIONS. InMedica incurred net losses in 2004 and 2003. The Company had an accumulated deficit of $8,225,026 as of December 31, 2004. No revenues from operations were received in 2004 and 2003. No revenues from operations are expected during 2005. The Company had a net income of $183,301 for the year ended December 31, 2004 as compared to a net loss of $169,152 for 2003. The net income resulted primarily from the gain on sale of stock in the subsidiary in the amount of $228,168. However operating expenses increased in 2004 when compared to 2003 by $28,220 primarily as a result of increased costs incident to the special shareholder meeting to approve the Wescor transaction. During 2004, the Company relied on Wescor for its research and development requirements. During 2003, research and development expense was funded by Chi Lin.

     ITEM 7.  FINANCIAL STATEMENTS

Independent Auditors' Report (Robison, Hill & Company)

Consolidated Balance Sheet as of December 31, 2004

Consolidated Statements of Operations for the years ended December 31, 2004
       and
2003

Consolidated Statements of Stockholders' Equity for the years ended
       December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004
       and
2003

Notes to Consolidated Financial Statements

                        INMEDICA DEVELOPMENT CORPORATION


                                       -:-

                          INDEPENDENT AUDITORS' REPORT


                           DECEMBER 31, 2004 AND 2003

                                    CONTENTS



                                                                         Page

Independent Auditors' Report .............................................F-1

Consolidated Balance Sheet as of December 31, 2004 and 2003...............F-3

Consolidated Statements of Operations for the
Years Ended December 31, 2004 and 2003....................................F-4

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 2004 and 2003....................................F-5

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2004 and 2003....................................F-6

Notes to Consolidated Financial Statements................................F-7

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




                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of InMedica Development Corporation

         We have audited the accompanying consolidated balance sheet of InMedica Development Corporation and subsidiary (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years then ended (all expressed in U.S. dollars). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements for the years ended December 31, 2004 and 2003 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Sincerely,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
January 25, 2005

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                                 DECEMBER 31,        DECEMBER 31,
                                                                                     2004                2003
                                                                               -----------------   -----------------
ASSETS
Current Assets
  Cash & Cash Equivalents                                                      $           3,600   $           1,226
   Securities Available For Sale                                                               -                   1
   Prepaid Expenses & Other                                                                  200                 200
   Notes Receivable Current                                                              173,726                   -
        Total Current Assets                                                             177,526               1,427
                                                                               -----------------   -----------------

Equipment & Furniture, at Cost,
   Less Accumulated Depreciation of $253,476
        and $253,299, respectively                                                           398                 575
                                                                               -----------------   -----------------

Other Assets
   Notes Receivable Non-Current, net of unamortized discount of $6,609                    44,665                   -
                                                                               -----------------   -----------------

TOTAL ASSETS                                                                             222,589               2,002
                                                                               =================   =================

LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
   Related Party Consulting Fees Payable                                                  50,000              66,000
   Accounts Payable                                                                       33,299              24,039
   Accrued Payroll and related taxes                                                      35,933              54,912
   Accrued Interest                                                                          379                   -
   Preferred Stock Dividends Payable                                                      26,480              18,914
   Short-Term Notes Payable                                                              104,262                   -
        Total Current Liabilities                                                        250,353             163,865
                                                                               -----------------   -----------------

Minority Interest                                                                         (1,554)            104,082
                                                                               -----------------   -----------------

Stockholders' Equity
   Preferred Stock, 10,000,000 shares authorized; Series A cumulative convertible preferred stock, 8% cumulative, $4.50 par value,
     1,000,000 shares designated, 21,016 shares outstanding (aggregate
     liquidation preference of $121,053)                                                  94,573              94,573
  Common Stock, $.001 par value: 40,000,000 shares authorized,
     15,982,993 share outstanding                                                         16,623              15,983
Additional Paid-in Capital                                                             8,087,620           8,024,260
Accumulated Deficit                                                                   (8,225,026)         (8,400,761)
        Total Stockholders' Equity                                                       (26,210)           (265,945)
                                                                               -----------------   -----------------

TOTAL LIABILITIES &  STOCKHOLDERS' EQUITY                                      $         222,589   $           2,002
                                                                               =================   =================


   The accompanying notes are an integral part of these financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       FOR THE YEARS ENDED
                                                                                          DECEMBER 31,
                                                                              -------------------------------------
                                                                                    2004                2003
                                                                              -----------------  ------------------

ROYALTY REVENUES                                                              $               -  $                -
                                                                              -----------------  ------------------

OPERATING EXPENSES
   General & Administrative                                                             217,217             174,203
   Research & Development                                                                 9,929              24,723
                                                                              -----------------  ------------------
        Total Operating Expense                                                         227,146             198,926
                                                                              -----------------  ------------------

LOSS FROM OPERATIONS                                                                   (227,146)           (198,926)
                                                                              -----------------  ------------------

OTHER INCOME (EXPENSE)
   Interest Income                                                                        2,774                  47
   Interest Expense                                                                      (4,670)                  0
   Gain on Sale of Subsidiary                                                           228,168                   0
   Other Income                                                                          11,202                   0
   Gain on Sale of Securities                                                             4,889                   0
                                                                              -----------------  ------------------
        Total Other Income (Expenses), Net                                              242,363                  47
                                                                              -----------------  ------------------

INCOME (LOSS) BEFORE MINORITY INTEREST                                                   15,217            (198,879)

MINORITY INTEREST                                                                       168,084              29,727
                                                                              -----------------  ------------------

NET INCOME (LOSS)                                                                       183,301            (169,152)

PREFERRED STOCK DIVIDENDS                                                                (7,566)             (7,566)
                                                                              -----------------  ------------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                           $         175,735  $         (176,718)
                                                                              =================  ==================

NET INCOME (LOSS) PER COMMON SHARE (BASIC & DILUTED)                          $           0.01   $          (0.01)
                                                                              =================  ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
   BASIC                                                                             16,068,472          15,982,993
                                                                              =================  ==================
   DILUTED                                                                           17,518,616          16,426,764
                                                                              =================  ==================



   The accompanying notes are an integral part of these financial statements.


                                                    INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                          STOCK       ADDITIONAL
                                    PREFERRED STOCK              COMMON STOCK         SUBSCRIPTION     PAID-IN     ACCUMULATED
                                  SHARES       AMOUNT        SHARES         AMOUNT     RECEIVABLE      CAPITAL      DEFICIT
                               -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance, January 1, 2003            21,016   $    94,573    15,982,993   $    15,983   $      --     $ 8,024,260   $(8,224,043)

Preferred stock dividends             --            --            --            --            --            --          (7,566)
Net loss                              --            --            --            --            --            --        (169,152)
                               -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance, December 31, 2003          21,016        94,573    15,982,993        15,983          --       8,024,260    (8,400,761)

Common Stock issued for Cash          --            --         640,000           640          --          63,360          --
Preferred stock dividends             --            --            --            --            --            --          (7,566)
Net income                            --            --            --            --            --            --         183,301
                               -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance, December 31, 2004          21,016   $    94,573    16,622,993   $    16,623   $      --     $ 8,087,620   $(8,225,026)
                               ===========   ===========   ===========   ===========   ===========   ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        FOR THE YEARS ENDED
                                                                                           DECEMBER 31,
                                                                                     2004                2003
                                                                               -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                           $         183,301   $        (169,152)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                                          177                 177
      Gain on Sale of Subsidiary                                                        (228,168)                  -
      Gain on Sale of Securities                                                          (4,889)                  -
      Interest income from amortization or discount on notes receivable                   (2,774)                  -
      Minority interest in losses                                                       (168,084)            (29,727)
      Changes in assets and liabilities:
         Prepaid expenses and other                                                            -               1,250
         Related party consulting fees payable                                           (16,000)             24,000
         Accounts payable                                                                  9,260              22,335
         Accrued Interest                                                                    379                   -
         Accrued payroll and related taxes                                               (18,980)             54,912
                   Net cash used in operating activities                                (245,778)            (96,205)
                                                                               -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of securities                                                        4,890                   -
   Proceeds from sale of subsidiary stock                                                 30,000                   -
   Proceeds from note receivable                                                          45,000                   -
                   Net cash provided by (used in) investing activities                    79,890                   -
                                                                               -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                           114,970                   -
   Payments on notes payable                                                             (10,708)                  -
   Proceeds from sale of common stock                                                     64,000                   -
                   Net cash provided by (used in) financing activities                   168,262                   -
                                                                               -----------------   -----------------

NET INCREASE IN CASH                                                                       2,374             (96,205)
CASH AT BEGINNING OF THE YEAR                                                              1,226              97,431
                                                                               -----------------   -----------------
CASH AT END OF THE YEAR                                                        $           3,600   $           1,226
                                                                               =================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   Cash paid during the year for interest                                      $           4,292   $               -
                                                                               =================   =================
   Cash paid during the year for income taxes                                  $             200   $             200
                                                                               =================   =================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING
ACTIVITIES
   Sale of Subsidiary stock for notes receivable                               $         270,000   $               -
                                                                               =================   =================



   The accompanying notes are an integral part of these financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2004 AND 2003

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

         Commercialization of the Non-Invasive Hematocrit Technology is dependent upon favorable testing, Food and Drug Administration ("FDA") approval, financing of further research and development and, if warranted, financing of manufacturing and marketing activities. During 1999, the Company produced a transportable prototype device for use in demonstrating the technology. Since 1999, the Company has continued to pursue further development of the technology.

         In May 2001, the Company entered into an agreement with Chi Lin Technology Co. Ltd. ("Chi Lin"), a subsidiary of Chi Mei Group, Taiwan, R.O.C., to further develop, produce, and market the Technology. Under the agreement, Chi Lin also acquired stock in InMedica and stock in InMedica's subsidiary, MicroCor.

         Effective September 7, 2004, the Company entered into an Joint Development Agreement (Note 9) with Wescor, Inc., a Utah medical technology company ("Wescor"), pursuant to which, Wescor purchased 15% of the issued and outstanding common stock of MicroCor on a pro-rata basis from InMedica and from Chi Lin for $375,000. The purpose of the agreement is to further develop, produce, and market the Technology. Prior to the consummation of the transaction InMedica held 80% of the issued and outstanding common stock of MicroCor and Chi Lin owned 20%. Following the transaction, InMedica holds 68%, Chi Lin holds 17% and Wescor holds 15% of the issued and outstanding stock of MicroCor. InMedica's portion of the purchase monies,

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations (Continued)

$300,000, will be paid $30,000 down and the balance in installments over 18 months pursuant to a note receivable (Note 2).

Basis of Presentation

         The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated net losses from operations of $227,146 and $198,926 in 2004 and 2003, respectively, and negative cash flows from operations of $245,778 and $96,205 in 2004 and 2003, respectively. As of December 31, 2004 the Company had an accumulated deficit of $8,225,026 and a stockholders' deficit of $26,210. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes pursuing additional strategic alliances and licensing agreements as well as preparation for the clinical trials that will be required for FDA approval for the medical products that are currently under development, pursuant to the Wescor development agreement, utilizing the Non-Invasive Hematocrit Technology.

Patents

         The Company has four patents covering various aspects of its Technology which expire from 2010 to 2013.

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

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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


Equipment and Furniture consist of the following:
                                                December 31,
                                    -------------------------------------
                                          2004                2003
                                    ----------------- -------------------

Equipment                           $         242,686   $         242,686
Furniture                                      11,188              11,188
                                    -----------------   -----------------
                                              253,874             253,874
                                    -----------------   -----------------

Less accumulated depreciation                (253,476)           (253,299)
                                    -----------------   -----------------

Total                               $             398   $             575
                                    =================   =================

         Depreciation expense for the years ended December 31, 2004 and 2003 was $177 and $177, respectively.

Research and Development

         Research and development costs are expensed as incurred.

Net Loss Per Common Share

         Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. At December 31, 2004 and 2003, respectively, there were 1,450,144 and 443,771 potentially dilutive common stock equivalents. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Stock Options

         The Company accounts for its options issued to employees and directors under Accounting Principles Board Opinion No. 25.

Cash Equivalents

         For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including receivables, accounts payable, accrued liabilities, and short-term notes payable at December 31, 2004 and 2003 approximates their fair values due to the short-term nature of these financial instruments.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2004 AND 2003

NOTE 2 - NOTES RECEIVABLE

         Notes receivable consisted of the following:

                                                                                December 31,        December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
WesCor, Inc. Sale of 12% interest in MicroCor (see note 9)
  Monthly payments of $15,000 through
  March 7, 2006                                                              $          225,000  $                -

Less Unamortized discount, effective rate 4.5%                                            6,609                   -

Less Current Portion                                                                    173,726                   -
                                                                             ------------------  ------------------

Notes Receivable Non-Current                                                 $           44,665  $                -
                                                                             ==================  ==================

         The Company has recorded $2,774 in interest income during 2004 from this note.

NOTE 3 - SHORT-TERM NOTES PAYABLE

         Notes payable consisted of the following:

                                                                                December 31,        December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
WesCor, Inc. Overhead Note, (see note 9) Due April 1, 2005 including interest at prime (5.00% at December 31, 2004)
  unsecured convertible at $.10 per share                                    $          104,262  $                -
                                                                             ==================  ==================

NOTE 4 - INCOME TAXES

         Deferred income tax assets consisted of the following:

                                                                                           December 31,
                                                                                     2004                2003
                                                                               -----------------   -----------------

Net operating loss carryforwards                                               $       1,280,115   $       1,215,091
Future deductions temporary differences related
  to compensation, reserves, and accruals                                                 25,936              34,076
Less valuation allowance                                                              (1,306,051)         (1,249,167)
Deferred income tax assets                                                     $               -   $               -
                                                                               =================   =================

         The valuation allowance increased $ 56,884 and $52,346 in 2004 and 2003, respectively. At December 31, 2004, the Company has consolidated net operating loss carryforwards for federal income tax purposes of $3,738,034. These net operating loss carryforwards expire at various dates beginning in 2005 through 2024. Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2004 AND 2003

NOTE 5 - COMMON STOCK TRANSACTIONS

         On December 16, 2003, at the annual meeting of shareholders, the shareholders approved an increase in the authorized shares from 20,000,000 to 40,000,000. On December 19, 2003, the Company filed amended articles of incorporation with the state of Utah authorizing 40,000,000 shares of common stock.

         On September 29, 2004, at a special meeting of directors, the directors authorized the sale of shares of restricted common stock of the Company as follows:
         - 840,000 shares to Larry E. Clark, Chairman, for $84,000,
         - 240,000 shares to Ralph Henson, President and C.E.O., for $24,000,
         - 101,000 shares to Richard Bruggeman, Secretary/Treasurer and C.F.O., for $10,100.

         On October 14, 2004 the Company sold 400,000 shares of common stock to the Company's Chairman of the Board, Larry E. Clark, for $40,000.

         On December 31, 2004 the Company sold 240,000 shares of common stock to the Company's President and Chief Executive Officer, Ralph Henson, for $24,000.

         On January 21, 2005 the Company sold 440,000 shares of common stock to the Company's Chairman of the Board, Larry E. Clark, for $44,000.

NOTE 6 - STOCK OPTIONS

Other Stock Options

         During 1995 through 2000, non-qualified options were issued to employees and consultants for services. All options are exercisable upon granting. A summary of this stock option activity for 2004 and 2003 was as follows:

                                                                 WEIGHTED
                                                                  AVERAGE
                                              OPTION             EXERCISE
                                              SHARES               PRICE
                                         -----------------   -----------------

Outstanding at January 1, 2003                     430,000   $            0.48
  Granted                                                -                   -
  Forfeited or expired                             (54,000)               0.73
                                         -----------------   -----------------

Outstanding at December 31, 2003                   376,000                0.44
  Granted                                                -                   -
  Forfeited or expired                                   -                   -
                                         -----------------   -----------------

Outstanding at December 31, 2004                   376,000   $            0.44
                                         =================   =================

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2004 AND 2003

NOTE 6 - STOCK OPTIONS (Continued)
----------------------


The following table summarizes information about stock options issued to employees outstanding at December 31, 2004:

                             OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
------------------------------------------------------------------------------   -------------------------------------
                                         WEIGHTED
                                         AVERAGE             WEIGHTED                                WEIGHTED
RANGE OF                                 CONTRACTUAL         AVERAGE                                 AVERAGE
EXERCISE             NUMBER              LIFE                EXERCISE            NUMBER              EXERCISE
PRICES               OUTSTANDING         (IN YEARS)          PRICE               EXERCISABLE         PRICE
------------------   -----------------   -----------------   -----------------   -----------------   -----------------

$             0.30              75,000                0.80   $            0.30              75,000               $0.30
==================   =================   =================   =================   =================   =================



The following table summarizes information about stock options issued to non-employees outstanding at December 31, 2004:

                             OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
------------------------------------------------------------------------------   -------------------------------------
                                         WEIGHTED
                                         AVERAGE             WEIGHTED                                WEIGHTED
RANGE OF                                 CONTRACTUAL         AVERAGE                                 AVERAGE
EXERCISE             NUMBER              LIFE                EXERCISE            NUMBER              EXERCISE
PRICES               OUTSTANDING         (IN YEARS)          PRICE               EXERCISABLE         PRICE
------------------   -----------------   -----------------   -----------------   -----------------   -----------------

     $0.30 - $0.39             263,500                0.90   $            0.36             263,500   $            0.36
             $1.22              37,500                1.30   $            1.22              37,500   $            1.22
------------------   -----------------   -----------------   -----------------   -----------------   -----------------

     $0.30 - $1.22             301,000                1.00   $            0.47             301,000   $            0.47
==================   =================   =================   =================   =================   =================

NOTE 7 - PREFERRED STOCK

         The Company is authorized to issue 10,000,000 shares of preferred stock. The Company's board of directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock ("Series A Preferred") with a par value of $4.50 per share. Holders of the Series A Preferred receive annual cumulative dividends of eight percent, payable quarterly, which dividends are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid. As of December 31, 2004, preferred stock dividends payable in the amount of $26,480, or $1.26 per share are due and payable. Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends. Series A Preferred stockholders have the right to convert each share of Series A Preferred to the Company's common stock at a rate of 1.5 common shares to 1 preferred share.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2004 AND 2003

NOTE 8 - RELATED PARTY TRANSACTIONS

         The Company has a consulting arrangement with an entity owned by the Company's chairman whereby the Company agreed to pay $2,000 per month. Either party can terminate the arrangement at any time upon 30 days prior notice. During 2000 and through May 31, 2001, unpaid amounts accrued interest at 10%. Beginning April 1, 2001, the agreement was modified to eliminate any future accrual of interest. During 2004, $40,000 in accrued consulting was paid under this agreement. As of December 31, 2004 and 2003, $50,000 and $66,000, respectively, was owed under the arrangement.

NOTE 9 - JOINT DEVELOPMENT AGREEMENT

         Effective September 7, 2004, InMedica and MicroCor entered into the Agreement pursuant to which Wescor, a Utah medical technology company ("Wescor") has agreed to purchase 15% of the issued and outstanding common stock of
MicroCor on a pro-rata basis from InMedica (selling 12%) and from Chi Lin Technology Co, Ltd of Tainan, Taiwan (selling 3%), ("Chi Lin") for $375,000. Prior to the consummation of the transaction InMedica held 80% of the issued and outstanding common stock of MicroCor and Chi Lin owned 20%. Following shareholder approval of the transaction, InMedica will initially hold 68%, Chi Lin will initially hold 17% and Wescor will initially hold 15% of the issued and outstanding stock of MicroCor. InMedica's portion of the purchase monies, $300,000, will be paid $30,000 down and the balance in installments over 18 months pursuant to a note receivable (Note 2). Twenty percent of each payment made to InMedica will be applied to outstanding debt owing from InMedica to Wescor (the Overhead Note, see note 3) in the amount of $104,262 at December 31, 2004.

         In the event  Wescor is  successful  in  producing a working  prototype using the hematocrit technology, capable of meeting FDA GMP requirements suitable for conducting clinical trials (Phase1), MicroCor will issue 500,000 additional restricted shares of MicroCor stock to Wescor. Thereafter if Wescor completes clinical trials and obtains the FDA's clearance to market such products (Phase 2), 500,000 additional restricted shares of MicroCor stock will be issued to Wescor by MicroCor. Then, upon manufacturing and initial introduction into the US market of such products (Phase 3), MicroCor will issue to Wescor an additional 700,000 restricted shares of its stock, giving Wescor a total of 49% of the issued and outstanding stock of MicroCor. These additional shares to be issued to Wescor will be in consideration of each Phase of development work by Wescor. The determination of Wescor's completion of the above three Phases will be made by MicroCor's board which is controlled by InMedica. In the event of a disagreement between the parties as to fulfillment of the above standards, the parties intend to negotiate in good faith to resolve the matter. The number of shares to be issued by MicroCor to Wescor for services has been determined during a process of arms length negotiation between InMedica and Wescor. During such negotiations, the board of directors of InMedica considered the need for funding to continue development of the hematocrit technology, the Company's present financial condition (ie. lack of cash flow, limited capital assets and limited borrowing capacity), the lack of interest expressed by the larger companies contacted by

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2004 AND 2003

NOTE 9 - JOINT DEVELOPMENT AGREEMENT (Continued)
------------------------------------

the board of directors (in the absence of an FDA cleared prototype), the lack of present capacity of the smaller companies contacted by the board (other than Wescor) and the reputation and experience of Wescor in development of medical technology. Based on these considerations, the board concluded that, in its judgment, the Agreement should be pursued.

         Upon completion of Phase 2, and again upon completion of Phase 3, Wescor will have the option to purchase all (but not less than all) the remaining stock of MicroCor from InMedica and Chi Lin, for 90 days. The buyout price to Wescor for the remaining MicroCor shares will be 90% of an appraised value or a value suggested by Wescor. Wescor will choose the appraiser subject to the right of InMedica and Chi Lin to object to the selection. In the case of an objection Wescor will make another selection until the parties are in agreement. Following receipt of Wescor's notice of appraised value or suggested value, InMedica and Chi Lin will have the right to obtain a fairness opinion at their expense, before acting on Wescor's offer. The fairness opinion of the value of the MircoCor stock will be obtained from a business valuation expert, chosen by InMedica and Chi Lin, as to which Wescor has no reasonable objection. If the fairness opinion reports that Wescor's appraised or suggested value is not within a fair range, Wescor's option to purchase the balance of the MicroCor stock from Chi Lin and InMedica will terminate. However, if Wescor's appraised or suggested value is determined by the fairness opinion to be within a fair range, InMedica and Chi Lin will still have the opportunity to acquire the complete ownership of MicroCor through a "trump" option allowing them to offer to purchase all of the shares of MicroCor owned by Wescor at 110% of Wescor's appraised value or suggested value. In such case, Wescor may chose to sell its ownership of MicroCor to InMedica and Chi Lin or may revive its first option by a notice to InMedica and Chi Lin increasing the purchase price so as to be based on at least 110% of the valuation used as the trump option value by InMedica and Chi Lin. This option procedure, essentially bidding for the right to purchase all of the MicroCor stock, may be repeated as many times as is necessary until a purchaser has been determined. If Wescor is ultimately the purchaser, the Agreement will terminate except for the royalty rights of InMedica and Chi Lin. Wescor has also been granted a right of first refusal in the event of a bona fide third party offer to acquire MicroCor.

NOTE 10 - ROYALTY RIGHTS

         In connection with the Joint Development Agreement, MicroCor has granted certain revenue royalty rights to InMedica and Chi Lin under the Agreement based on future annual revenues from the hematocrit technology and calculated as follows: Annual royalties will equal the sum of four percent (4%) of the first $5,000,000 in sales and licensing revenues, three percent (3%) of sales and licensing revenues in amounts exceeding $5,000,000 but not exceeding $20,000,000, and two percent (2%) of sales and licensing revenues in amounts exceeding $20,000,000; plus (ii) twenty five percent (25%) of all royalty revenues (revenues from licensing of the hematocrit technology to others). The total royalties are split between InMedica and Chi Lin with InMedica receiving a percentage of total royalties equal to a fraction, the numerator of which is the total world revenues

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2004 AND 2003

NOTE 10 - ROYALTY RIGHTS (Continued)
------------------------

from sales of the hematocrit technology, less the revenues from sales in Asia; and the denominator of which is the total world revenues from sales. The Chi Lin royalty is a percentage of total royalties equal to a fraction, the numerator of which is revenue from sales in Asia; and the denominator of which is the total world revenues from sales. Asia is defined to mean Australia, New Zealand and the countries of Asia (including without limitation, Indonesia, Malaysia and the island countries of the Western Pacific Rim; but excluding Russia, Turkey and the countries of the Middle East from Iran and to the west). Further, a minimum royalty of $200,000 per year begins 18 months after the effective date and is payable by MicroCor to InMedica and Chi Lin on an 80%-20% basis without regard to whether actual sales have been made. However in the event that any party (including Wescor) or a third party acquires eighty percent control of MicroCor, the new control party has the right to buy out the royalty rights from InMedica and Chi Lin for $1,000,000 or 100% of five times the sum of the minimum royalty payments for the immediately preceding 12 months, whichever is greater. The buyout proceeds would be shared 80%-20% by InMedica and Chi Lin.

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

     Name                                  Age              Director Since

Larry E. Clark                              83                     1995
Ralph Henson                                60                     1999
Richard Bruggeman                           50                     1995
Sheng Jung Chiang                           59                     2001
Mao-Song Lee                                57                     2002

         Certain information follows regarding the executive officers and directors of InMedica and their business backgrounds for at least the last five years.

LARRY E. CLARK - Chairman of the Board since April 1995. Mr. Clark was president of Clark-Knoll & Associates, Inc., a Denver, Colorado management consulting firm specializing in mergers and acquisitions from 1963 to 1969. He served as president of Petro-Silver, Inc., a small public company based in Salt Lake City, Utah, which engaged in the oil and gas business from 1970 to 1975. Beginning in 1975 and continuing to December, 2003, Mr. Clark was president of Larry Clark & Associates, a private company which engaged in a corporate mergers and acquisitions business or business consulting. In 1981, Mr. Clark formed Hingeline-Overthrust Oil & Gas, Inc., a Utah public company, which merged with Whiting Petroleum Corporation of Denver, Colorado in December 1983. Mr. Clark served as a director of Whiting Petroleum from 1983 until 1992 when Whiting Petroleum merged with IES Industries and Mr. Clark returned to full time employment as president of Larry Clark & Associates. Mr. Clark was President of InMedica from April 1995 until December, 1999. Mr. Clark graduated from the U.S. Merchant Marine Academy with a BS degree in Naval Science in 1943 and received a degree in Business Administration from the University of Wyoming in 1948.

RALPH HENSON - Director, President and Chief Executive Officer of the Company since December 1999. Prior to his employment with InMedica, Mr. Henson worked from 1996 until 1999 as Director of Sales and acting Director of Clinical Programs of In-line Diagnostics of Farmington, Utah. He was also employed from 1987 to 1994 with Mallinckrodt Medical in sales and marketing, including service as Export Sales and Marketing Manager for Mallinckrodt Sensor Systems of Hannef, Germany. From 1994 to 1995 he was national sales manager with HemoCue, Inc. of Mission Viejo, California.

RICHARD BRUGGEMAN - Director and Secretary/Treasurer and Chief Financial Officer of the Company since April, 1995 and full time employee of the Company during 2002. Since 2003, Mr. Bruggeman has been employed part time with Kitchen Resource, Inc., a Utah based firm distributing kitchen appliances. He was employed part time or full time as Controller of Kitchen Specialties, Inc. from 1993 to December, 2001, a Salt Lake City firm distributing kitchen appliances in the United States and Canada.. From 1986 until 1993 he was employed by the Company's subsidiary, MicroCor, Inc. as financial manager. During the period 1983-1985, he was a sole practitioner in accounting and from 1981-1983 he was employed by the Salt Lake City public accounting firm of Robison Hill & Co. He has since had no affiliation with that accounting firm. He graduated from the University of Utah in 1981 with a B.S. degree in accounting.

SHENG JUNG (ROBERT S.) CHIANG - Director of the Company since May, 2001. Mr. Chiang was vice president and secretary general of Onking Chain Store Co. Ltd., a company organized in the Republic of China (hereinafter "Taiwan") from November, 1988 through June, 2000 when he became the Vice President of Chi Lin Technology Co. Ltd, a Taiwanese company. He has been employed with Chi Lin Technology since June, 2000. Mr. Chiang has a BA from the National Chen Chi University and an MBA from the National Taiwan University.

MAO-SONG LEE - Director of the Company since December, 2002. Since February, 2001 he has been employed full time by Chi Lin Technology Co. Ltd. as Technical Vice President. From August, 1998 until January, 2001 he was General Manager, Pilot Plants for Union Chemical Laboratories, Industrial Technology Research Institute of the Republic of China (Taiwan). During the period 1994-1997 he was Director of the Engineering Plastics Division for Union Chemical Laboratories, Industrial Technology Research Institute. From 1983 until 1991 he was Director of the Polymer Division, Union Chemical Laboratories, Industrial Technology Research Institute. He received a B.S. and M.S. from the National Cheng Kung University of Taiwan in 1970 and 1972, respectively. He also received a Ph.D. and an M.B.A. from the National Tsing Hua University of Taiwan in 1987 and from the National Cheng Chi University in 1994, respectively.

Each director serves until the next annual meeting of shareholders or until a successor is elected and qualified. Officers serve at the pleasure of the board of directors. No arrangement or understanding exists between any officer or director and any other person pursuant to which he was nominated or elected as director or selected as an officer, except the Stock Purchase Agreement with Chi Lin Technologies Co. Ltd. which allows Chi Lin to fill two vacancies on the board of directors. However Chi Lin also agreed that for a period of five (5) years beginning on the Closing Date (May 10, 2001) it will not take any action either directly or indirectly to increase its representation on the Company's Board of Directors such that the number of members thereof appointed or elected by Chi Lin (as a percentage of the total number of members of the Board of Directors) exceeds forty percent (40%).

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and shareholders holding greater than ten percent are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of any such reports furnished to the Company, during the fiscal year ended December 31, 2004, and thereafter, all
Section 16(a) filing requirements applicable to officers, directors and shareholders holding greater than ten percent were complied with.

                           BOARD OF DIRECTORS MEETINGS
                     AND ATTENDANCE AT SHAREHOLDER MEETINGS

         The Company does not have nominating or audit committees of the Board. The full board conducts the function of an audit committee. There were two meetings of the Board of Directors held during the fiscal year ended December 31, 2004. Messrs. Chiang and Lee were unable to attend one of the board meetings. All directors, except Messrs. Chiang and Lee attended the last annual shareholder meeting of the Company, held January 25, 2005. The Company expects all directors to be in attendance at shareholder meetings and attempts to schedule meetings at a time when all directors will be able to attend, however conflicting schedules, particularly with the two directors from Taiwan may on occasion preclude their attendance at shareholder meetings which are held in the United States.

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

                              NOMINATING COMMITTEE

         The full board of directors of the Company functions as a nominating committee to select potential additional directors of the Company. The board has not specifically designated a separate nominating committee because all five members of the board of directors desire to be involved in the selection of any new director. The board does not have a specific charter to govern its actions as a nominating committee, nor are any members of the board "independent". Due to the relatively small size of the Company, the risks associated with service on the board of a public company and the limited or negligible compensation available to such directors, the Company considers it unlikely that a qualified person would serve on the board that was truly independent. However, the board's unwritten policy for consideration of potential members of the board nominated by shareholders is to seriously consider any potential board member that has personal relationships and/or expertise that might be beneficial to the Company's business. The Company has in the past and expects to continue in the future to be interested in discussions with persons interested in the Company's business and able to make a significant contribution to the success of the Company's technology. Shareholders that desire to introduce persons to the Company's board of directors should contact Larry E. Clark, Chairman of the Board or Ralph Henson, Chief Executive Officer of the Company with any suggestions or recommendations for director. These persons may be reached through the Company's office telephone 801-521-9300 during regular business hours. A copy of the resume of any candidates should be submitted with the inquiry. At the present time, the Company is not actively searching for additional board members, however members of the board are interested in meeting qualified persons. Qualified persons normally would be persons that have at least a college education and professional or technical experience in the medical products industry. The Company is especially interested in persons with fund raising contacts or technology development contacts. Generally shareholder nominees would be evaluated in the same manner as any other nominee. The current directors were each originally nominated by the Company's chief executive officer or by Chi Lin Technologies, Co. Ltd, which has the contractual right to nominate two directors. Specifically, Larry E. Clark became a director upon the nomination of Alan Kaminsky who was then CEO and a 5% plus shareholder. Messrs Henson and Bruggeman were each nominated by Mr. Clark while Mr. Clark was serving as CEO and while Mr. Clark was a 10% plus shareholder. Messrs.Chiang and Lee were nominated by Chi Lin, a principal shareholder and control person of the Company, owning approximately 33 1/3% of the stock of the Company.

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

     ITEM 10. EXECUTIVE COMPENSATION.

          The table below discloses the compensation of the chief executive officer of the Company during the three fiscal years ended December 31, 2004:

                     Annual Compensation           Long Term Compensation
                    ------------------------  ---------------------------------------
                                              Restricted Stock Common Stock
                                                   Awards       Underlying
Name                  Year   Salary   Bonus                       Options       Other
Ralph Henson (CEO)     2004 $ 42,998    -            -               -        $46,664 (2)
Ralph Henson (CEO)     2003 $ 24,000    -            -               -            -
Ralph Henson (CEO)    2002 $ 96,000     -            -               -            -

         Compensation of officers and employees is determined by the Board of Directors. Officers, Ralph Henson and Richard Bruggeman are also members of the Board of Directors.

         Since the beginning of the last fiscal year, there have been no stock options or stock appreciation rights granted to or exercised by officers named in the executive compensation table.

         The Company presently has no plan for the payment of any annuity or pension retirement benefits to any of its officers or directors, and no other remuneration payments, contingent or otherwise, are proposed to be paid in the future to any officer or director, directly or indirectly.

         The Company entered into a consulting contract with Larry E. Clark, its Chairman, effective April 1, 2001, pursuant to which the Company compensates the Chairman $2,000 per month in consulting fees. Fees under the contract have historically been accrued until the Company was able to pay the Chairman. (However, see "Management Indebtedness and Transactions" for a description of recent payments to the Chairman which he used to purchase additional shares of restricted common stock of the Company.)


                             DIRECTORS' COMPENSATION

         Directors may be compensated at the rate of $100 for attendance at each board meeting, but did not receive compensation for meetings during the last three years.

(2) - paid by MicroCor, Inc.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. The following table furnishes information concerning the common stock ownership of directors, officers, and principal shareholders as of March 1, 2005:

                                                      Nature of              Number of
     Name and Position                 Ownership      Shares Owned           Percent
     --------------------------------------------------------------------------------
     Chi Lin Technologies              Direct          5,328,204 (3)          30.6%
     717 No. 71, Te Lun RD
     Jen Te Hsian
     Tainan County, Taiwan
     Principal Shareholder

     Larry E. Clark                    Direct             78,000
     Chairman                          Indirect        2,959,025 (4)
                                                       ---------
                                       Total           3,037,025              17.4%

     Ralph Henson                      Direct            465,000               2.7%
     President, Director
     Chief Executive Officer

     Richard Bruggeman                 Direct and        174,387 (5)           1.0%
     Director, Chief                   Indirect          565,975 (6)           3.3%
     Financial Officer                 Options            75,000               0.4%
                                                         -------               ----
                                       Total             815,362               4.7%

     Sheng Jung (Robert S.) Chiang     Indirect                * (7)
                                       Director


     Mao-Song Lee                      Indirect                * (8)
     Director

     Wescor, Inc.                      Options         1,042,620 (9)           5.6%

All Executive Officers                 Direct and
and Directors as a                     Indirect        9,670,591              55.5%
group (5 persons)                      Options            75,000               0.4%
                                                       ---------              -----
                                       Total           9,745,591              55.7%

(3) Excludes anti-dilution rights to purchase 715,500 shares, as to which Chi Lin has given notice of exercise, but which have not yet been issued. Chi Lin's anti-dilution rights are exercisable, in its discretion, from time to time during the five year period which began May 10, 2001, upon the issuance of shares of the common stock of the Company.
(4) Shares held by Larry Clark and Jacquelyn Clark as Trustees of the Larry and Jacquelyn Clark Family Trust.
(5) Includes 400 shares held in individual retirement accounts and 4,620 shares held in a family trust of which Mr. Bruggeman is Trustee.
(6) Shares held by Mr. Bruggeman's wife.
(7) Mr. Chiang is vice president of Chi Lin Technologies Co. Ltd. which holds 5,328,204 shares and has given notice of exercise of anti dilution rights to acquire 715,500 additional shares.
(8) Dr. Lee is director of biomedical research of Chi Lin Technologies Co. Ltd. which holds 5,328,204 shares and has given notice of exercise of anti dilution rights to acquire 715,500 additional shares.
(9) Conversion rights based on $104,262 owing to Wescor by the Company convertible to common stock at $.10 per share.

Shares shown in the forgoing table as directly owned are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power. Calculations of the percentage of ownership of shares outstanding in the foregoing table are based on 17,413,993 shares outstanding and assume the exercise of options, to which the percentage relates. Rounding causes differences in totals from percentage ownership shown.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         No officer, director, nominee for director, or associate of any such officer, director or nominee has been, since the beginning of the last fiscal year, or is presently indebted to the Company. There have been no transactions since the beginning of the Company's last fiscal year, nor are there any proposed transactions, in which any officer, director, nominee or principal security holder has a direct or indirect material interest, except as described herein and in the disclosure below:

         Effective September 27, 2004 Larry E. Clark, Ralph Henson and Richard Bruggeman each subscribed to purchase shares of the Company in the following amounts respectively: 840,000, 240,000, and 101,000 at a price of $.10 per share. The closing bid price on the date of subscription was $.10 per share. The Subscription exercise was contingent on the Company paying each of the three individuals the amount of their accrued but unpaid wages or consulting fees in the amounts of $84,000, $34,998, and $16,002, respectively. The 1,181,000 shares to be purchased will constitute approximately 7.6% of the issued and outstanding stock of the Company, acquired for total consideration of $118,100. As of January 31, 2005, all wages had been paid and all subscription rights pursuant to these agreements had been exercised.

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

                  (10) Joint Development Agreement between the Company and Wescor, Inc. dated September 7, 2004, incorporated by reference to the Company's Form 8- K filed September 14, 2004.

                  (10) Letter of Intent dated January 28, 2004 between Wescor, Inc. and InMedica, incorporated by reference to the Company's Form 10QSBA#1 for September 30, 2004..

                  (10) Loan Agreement dated February 1, 2004 between Wescor, Inc. and InMedica. incorporated by reference to the Company's Form 10QSBA#1 for September 30, 2004.

                  (10) Assignment and Security Agreement dated February 1, 2004 between Wescor, Inc. and InMedica. incorporated by reference to the Company's Form 10QSBA#1 for September 30, 2004. . (10) Technology Modifications Note of InMedica dated February 19, 2004, incorporated by reference to the Company's Form 10QSBA#1 for September 30, 2004.

                  (10) Overhead Note of InMedica dated February 19, 2004. incorporated by reference to the Company's Form 10QSBA#1 for September 30, 2004..

                  (10) Accrued Expense Note of InMedica dated February 19, 2004 incorporated by reference to the Company's Form 10QSBA#1 for September 30, 2004.

                  (21) Subsidiaries of the Company (MicroCor, Inc., a Utah corporation)

                  (31.1)   Sarbanes-Oxley  Section  302  Certification  -  Ralph
                           Henson

                  (31.1) Sarbanes- Oxley Section 302 Certification- Richard Bruggeman

                  (32.1)   Sarbanes-Oxley Section 906 Certification


(b) Reports on Form 8-K. None

ITEM 14. Principal Accountant Fees and Services

         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2004 and 2003:

           Service                      2004                    2003
-----------------------           ------------------     ------------------
Audit Fees                            $ 17,905                $ 12,100
Audit-Related Fees                           -                       -
Tax Fees                                   300                     300
All Other Fees                               -                       -
                                  ------------------     ------------------
Total                                 $ 18,205                $ 12,400
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

         The Audit Committee pre-approved 100% of the Company's 2003 and 2004 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INMEDICA DEVELOPMENT CORPORATION

  Date:  March 24, 2005                 By /s/ Ralph Henson
                                        RALPH HENSON, President
                                        & Chief Executive Officer

                                        By /s/ Richard Bruggeman
                                        RICHARD BRUGGEMAN
                                        Chief Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Larry E. Clark                                DATE:  March 24, 2005
LARRY E. CLARK, Director


/s/ Richard Bruggeman                             DATE:  March 24, 2005
RICHARD BRUGGEMAN, Director


/s/ Ralph Henson                                  DATE:  March 24, 2005
RALPH HENSON, Director

/s/ Sheng Jung Chiang                             DATE:  March 22, 2005
SHENG JUNG (ROBERT S.) CHIANG,
  Director

/s/ Mao-Song Lee                                  DATE:  March 24, 2005
Mao-Song Lee, Director

                EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
              FORM 10KSB/A#1 - FOR THE YEAR ENDED DECEMBER 31, 2004

Exhibit 31.1      CERTIFICATION PURSUANT TO SECTION 302
                  OF THE SARBANES-OXLEY ACT OF 2002 - Ralph Henson

Exhibit 31.2      CERTIFICATION PURSUANT TO SECTION 302
                  OF THE SARBANES-OXLEY ACT OF 2002 - Richard Bruggeman

Exhibit 32.1 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002