Form 10QSB
period 2005-03-31
INMEDICA DEVELOPMENT CORP
filed 2005-05-16
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ] The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of May 12, 2005 was 17,413,993 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                              ASSETS
                              ------
                                              As of
                                             March 31,
                                              2005
                                           (Unaudited)
                                           -----------

        CURRENT ASSETS:
           Cash & cash equivalents          $    5,310
           Notes receivable current
             net of unamortized
             discount of $4,312                175,688
           Prepaid expenses and other              200

                                             ----------
                Total current assets           181,198


        EQUIPMENT AND FURNITURE,
          at cost, less accumulated
          depreciation of $253,521                 353

                                            ----------


                Total assets                $  181,551
                                            ==========




















            See notes to consolidated financial statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------
                                                          As of
                                                         March 31,
                                                           2005
                                                          ------
                                                       (Unaudited)

        CURRENT LIABILITIES:
           Related party consulting fees payable       $    12,000
           Accrued expenses                                  3,412
           Note payable                                    116,687
           Accrued interest                                    429
           Accounts payable                                 30,428
           Preferred stock dividend payable                 28,372
                                                      ------------

                Total current liabilities                  191,328
                                                       -----------

            MINORITY INTEREST                               (6,840)
                                                       -----------

        STOCKHOLDERS' EQUITY:
           Preferred stock,  10,000,000
            shares authorized;  Series A
            preferred stock, cumulative and
            convertible, $4.50 par value,
            1,000,000 shares designated,
            21,016 shares issued and
            outstanding                                     94,573
           Common stock, $.001 par value;
            40,000,000 shares authorized,
            17,413,993 issued and outstanding               17,413
           Additional paid-in capital                    8,165,929
           Accumulated deficit                          (8,280,852)
                                                        ----------

                Total stockholders equity                   (2,937)
                                                        ----------
                Total liabilities and
                 stockholders' equity                   $  181,551
                                                        ==========










            See notes to consolidated financial statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Three
                                               Months Ended
                                                 March 31,
                                             2005        2004
                                           --------    --------
                                                (Unaudited)
          TOTAL ROYALTY REVENUES            $   -0-         -0-
                                           --------    --------

          OPERATING EXPENSES:
            General and
              administrative                 61,413      40,810
            Research and
             development                      1,145       3,756
                                           --------    --------
              Total operating expenses       62,558      44,566
                                           --------    --------

          LOSS FROM OPERATIONS              (62,558)    (44,566)
                                           --------    --------

          OTHER INCOME:
            Other income, net                 3,337         -0-
                                           --------    --------
             Total other income, net          3,337         -0-
                                           --------    --------

          LOSS BEFORE MINORITY INTEREST     (59,221)    (44,566)

          MINORITY INTEREST                   5,287       5,430
                                           --------    --------
              NET LOSS                     (53,934)    (39,136)

              PREFERRED STOCK DIVIDENDS     (1,892)     (1,892)
                                           --------    --------

          NET LOSS APPLICABLE TO
           COMMON STOCKHOLDERS             $(55,826) $ (41,028)
                                           ========   =========
          NET LOSS PER COMMON SHARE
            (BASIC AND DILUTED)            $   (.00)  $   (.00)
                                           ========   ========

          Weighted average number
           of common shares outstanding   17,278,949   15,982,993
                                           =========  =========






            See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Three
                                                     Months Ended
                                                       March 31,
                                                    2005       2004
                                                  --------   --------
                                                     (Unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                  $ (53,934) $( 39,136)
       Adjustments to reconcile net
         loss to net cash used in
         operating activities-
           Depreciation and amortization                45         44
           Interest income from amortization
             or discount on notes receivable        (2,297)       -0-
           Minority interest in losses              (5,287)    (5,430)
           Change in assets and liabilities
             Consulting fee payable to
               related party                       (38,000)     6,000
             Accounts payable                       (2,871)    (4,069)
             Accrued interest payable                   50        -0-
             Accrued payroll and related taxes     (32,521)       -0-
                                                  --------   --------
                Net cash used in
                  operating activities            (134,815)   (42,591)
                                                  --------   --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from note receivable                45,000        -0-
                                                  --------   --------
                       Net cash provided by
                         investing activities       45,000        -0-
                                                  ---------  --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes payable                  20,000     42,772
       Payments on notes payable                    (7,575)       -0-
       Proceeds from sale of common stock           79,100        -0-
                                                    -------  -------
                Net cash provided by
                  financing activities              91,525     42,772
                                                  --------   --------










           See notes to consolidated financial statements.

                INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                      For the Three
                                                       Months Ended
                                                         March 31,
                                                     2005       2004
                                                   ---------- -------
                                                       (Unaudited)


   NET INCREASE IN CASH                            1,710          181

   CASH AT BEGINNING OF PERIOD                     3,600        1,226
                                                 -------     --------

   CASH AT END OF PERIOD                        $  5,310      $ 1,407
                                                 =======      =======






































          See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       Basis of Presentation

The accompanying unaudited consolidated financials statements of InMedica Development Corporation and its majority owned subsidiary, MicroCor, Inc. (collectively the Company) have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated a net loss $62,558 and $44,566 for the three month periods ended March 31, 2005 and 2004, respectively, and negative cash flows from operations of $134,815 and $42,591 for the three month periods ended March 31, 2005 and 2004, respectively. As of March 31, 2005, the Company had an accumulated deficit of $8,280,852. At March 31, 2005, the Company had a stockholder's deficit of $2,937. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes working with Wescor to complete research, development and, if warranted, marketing of its hematocrit technology and/or pursuing other strategic alliances and licensing agreements such as the current Agreement with Wescor, Inc. See Item 2
- "Management's Discussion and Analysis."

The accompanying consolidated financial statements of the Company are unaudited. However, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation of results for the interim periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's annual report on form 10-KSB for the year ended December 31, 2004.

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

                    BALANCE OF THIS PAGE INTENTIONALLY BLANK

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

OVERVIEW. Since 1989, the Company has engaged in research and development of a device to measure hematocrit non-invasively the "Non-Invasive Hematocrit Technology" and/or the "Technology") and fund raising to finance the payment of research, development and administrative expenses. Hematocrit is the percentage of red blood cells in a given volume of human blood. Research, development and administrative expenses of the Company relating to the Technology were funded during the 1990's by borrowing and by royalty revenues from the sale of a portable ECG monitor which incorporated Company technology. The monitor was marketed by Critikon, Inc., then a Johnson and Johnson subsidiary. However
Critikon discontinued the monitor in 2001 and InMedica has not since had revenues from Operations. During 2001 the Company and its subsidiary, MicroCor, Inc. sold restricted common stock to Chi Lin Technologies, Ltd. of the Republic of China (Taiwan) for $1,000,000 and used the funds to continue funding of research, development and administrative expenses. Chi Lin also signed a development agreement under which it performed or financed the Company's primary research and development effort conducted initially in Taiwan and later in the United States. When payments from the stock sale were expended during 2003, the Company began searching for additional funding and/or a partner to conduct additional research and development. The Company's officers and Chairman also agreed to the accrual of their wages and consulting fees pending receipt of funds to pay those obligations. In January 2005, the shareholders of the Company approved an Agreement with Wescor which provides additional funding for administrative expenses and provides for research and development of the Hematocrit Technology by Wescor.

PLAN OF OPERATION. During the 12 months beginning January, 2005 the Company's plan of operation is to work cooperatively with Wescor in the development and possible demonstration of the Company's portable hematocrit device to other companies. In connection with this effort, the Company will require confidentiality agreements from parties to which disclosure is made and will allow such parties to informally evaluate the technology in order to determine their interest. During 2005, Wescor is expected to fund the research and development efforts of MicroCor pursuant to the Joint Development Agreement.

During 2004, the Company borrowed from Wescor in order to meet operating expenses and may need to rely on borrowing in the future to meet obligations. While the Company has in the past borrowed from affiliates, such borrowing is not expected to be available in the future to meet obligations and fund continued research and development. If necessary, InMedica will look for other funding sources.

LIQUIDITY AND CAPITAL RESOURCES.

The funds generated from the sale of stock in 2001 were the sole source of the Company's cash flow from May 10, 2001 until December 31, 2003 and were sufficient to meet the Company's operating expenses only through December 31, 2003. During the year 2004 liquidity was generated by borrowings from Wescor and from the proceeds of the sale of MicroCor stock to Wescor and sales of restricted stock to members of management. The Company expects to fund its administrative operations during 2005 with funds from installment payments from Wescor for the purchase of the MicroCor stock and with additional sales of restricted common stock to Company insiders and other private investors. Research and development efforts of Wescor will be compensated by additional issuances of MicroCor stock pursuant to the Joint Development Agreement.

During the three months ended March 31, 2005 cash flow was provided from installment payments from Wescor, Inc., a Utah based medical technology company that agreed to conduct additional research and development of the Company's hematocrit technology pursuant to an agreement dated September 7, 2004 (the "Agreement"). See Form 8-K filed September 14, 2004. Among other things, the Agreement may result in the disposition of ownership of part or all of the stock of MicroCor, Inc. the Company's subsidiary that owns all of the hematocrit patents, business and intellectual property. However, payments made to InMedica from the sale of MicroCor stock are expected to provide funding of basic administrative expenses of the Company during the next 14 months. If Wescor is successful in completing the development, regulatory approvals and product introduction, the Company would also be entitled to a royalty on sales of the product.

RESULTS OF OPERATIONS.

InMedica incurred net losses from operations during the three month periods ended March 31, 2005 and 2004. The Company had an accumulated deficit of $8,280,852 as of March 31, 2005. No revenues from operations are expected in the foreseeable future. The net loss from operations for the three month period ended March 31, 2005 increased to $62,558 compared to the net loss of $44,566 for 2004 primarily due to an increase in general and administrative expenses of $17,992. The increase in general and administrative expenses resulted from additional professional fees incurred in conjunction with a shareholder meeting held in January 2005.

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

     PART II - OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

During the last three years the Company has made the following sales of unregistered common stock in reliance upon Section 4(2) of the Securities Act of 1933: 5/2/2005, 715,500 shares1 to Chi Lin Technology Company, Ltd.; 1/24/05 440,000 shares to Larry E. Clark; 1/19/05 101,000 shares to Richard Bruggeman; 12/30/04 240,000 shares to Ralph Henson; 10/14/04 400,000 shares to Larry E. Clark. The foregoing sales were of restricted securities and were issued to officers, directors and/or principal shareholders of the Company who purchased the securities based upon their representations that they were purchasing for their own account and not for resale.

Item 3. Defaults Upon Senior Securities: None

Item 4.  Submission  of Matters to a Vote of  Security  Holders:

Pursuant to an Information Statement filed with the Securities and Exchange Commission, the shareholders of the Company approved the sale and potential issuances of MicroCor stock to Wescor, Inc. pursuant to a Joint Development Agreement dated September 7, 2004 at a special shareholders meeting held January 24, 2005. The shareholders also approved the election of Larry E. Clark, Ralph Henson, Richard Bruggeman, Sheng Jung Chiang and Mao-Song Lee as directors of the Company and ratified the appointment of Robison Hill as the Company's independent public accountant. The proposal to approve the sale and potential issuances of the MicroCor stock, the election of each director and the ratification of the appointment of Robison Hill were each approved by a vote of 9,508,271 in favor with no contrary votes or abstentions.

Item 5.   Other Information: None




1 - Not yet included in issued and outstanding shares reported on the cover page pending completion of the issuance. These shares were purchased by Chi Lin pursuant to its anti-dilution rights under the Stock Purchase Agreement dated May 10, 2001.

Item 6.   Exhibits:

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

                            INMEDICA DEVELOPMENT CORPORATION


                            /s/ Ralph Henson ___
                                By Ralph Henson, President


                            /s/ Richard Bruggeman
Date:  May 13, 2005         By Richard Bruggeman, Treasurer

                EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
                   FORM 10QSB - SEPTEMBER 30, 2004

EXHIBIT NUMBER    DESCRIPTION

         31.1     Section 302 Certifications of Ralph Henson

         31.2     Section 302 Certifications of Richard Bruggeman

         32.2     Sarbanes-Oxley Section 906 Certification