Form 10QSB
period 2005-06-30
INMEDICA DEVELOPMENT CORP
filed 2005-08-12
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of August 9, 2005 was 18,129,493 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                              ASSETS
                                              ------
                                              As of
                                              June 30,
                                              2005
                                           (Unaudited)
                                           -----------

        CURRENT ASSETS:
           Cash & cash equivalents          $   40,433
           Notes receivable current
             net of unamortized
             discount of $2,497                132,503
           Prepaid expenses and other              200

                                            ----------
                Total current assets           173,136


        EQUIPMENT AND FURNITURE,
          at cost, less accumulated
          depreciation of $253,565                 309

                                            ----------


                Total assets                $  173,445
                                            ==========




















                 See notes to consolidated financial statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------
                                                          As of
                                                         June 30,
                                                           2005
                                                          ------
                                                       (Unaudited)

        CURRENT LIABILITIES:
           Related party consulting fees payable       $    18,000
           Accrued expenses                                  3,412
           Note payable                                    109,641
           Accrued interest                                    380
           Accounts payable                                  3,781
           Preferred stock dividend payable                 30,263
                                                      ------------

                Total current liabilities                  165,477
                                                       -----------

            MINORITY INTEREST                              (12,111)
                                                       -----------

        STOCKHOLDERS' EQUITY:
           Preferred stock, 10,000,000
            shares authorized; Series A
            preferred stock, cumulative and
            convertible, $4.50 par value,
            1,000,000 shares designated,
            21,016 shares issued and
            outstanding                                     94,573
           Common stock, $.001 par value;
            40,000,000 shares authorized,
            18,129,493 issued and outstanding               18,129
           Additional paid-in capital                    8,236,763
           Accumulated deficit                          (8,329,386)
                                                        ----------

                Total stockholders equity                   20,079
                                                        ----------
                Total liabilities and
                 stockholders' equity                   $  173,445
                                                        ==========










            See notes to consolidated financial statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Three            For the Six
                                  Months Ended             Months Ended
                                    June 30,                 June 30,
                              ----------------------  -----------------------
                                2005        2004         2005        2004
                              ---------- -----------  ----------- -----------
                                   (Unaudited)              (Unaudited)

TOTAL ROYALTY REVENUES        $      -     $    -     $      -     $     -
                              -----------  ---------- ------------ ----------

OPERATING EXPENSES:
  General and
    administrative                 53,080     54,140      114,493     94,950
  Research and
    development                     2,086      5,668        3,231      9,424
                              -----------  ---------- -----------  ---------

  Total operating expenses         55,166     59,808      117,724    104,374
                              ------------ ---------- ------------ ---------


LOSS FROM OPERATIONS              (55,166)   (59,808)    (117,724)  (104,374)
                              -----------  ---------  -----------  ---------

OTHER INCOME (EXPENSE):
  other income, net                 3,252        -          6,589        -
                              -----------  ---------  -----------  ----------

  Total other income, net           3,252        -          6,589        -
                              -----------  ---------- -----------  ---------


LOSS BEFORE MINORITY INTEREST     (51,914)   (59,808)    (111,135)  (104,374)

MINORITY INTEREST                   5,271      7,901       10,558     13,331
                              ----------- ----------  ----------- ----------

NET LOSS                          (46,643)   (51,907)    (100,577)   (91,043)

PREFERRED STOCK DIVIDENDS          (1,891)    (1,891)      (3,783)    (3,783)
                              ----------- ----------  ----------- ----------

NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS             (48,534)   (53,798)    (104,360)   (94,826)

NET LOSS PER COMMON SHARE
  (BASIC AND DILUTED)          $      -        -       $     (.01) $    (.01)
                              =========== ===========  =========== ==========

Weighed average number
  of common shares
  outstanding                  17,880,623  15,982,993   17,583,092 15,982,993






                 See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the Six
                                                      Months Ended
                                                        June, 30
                                                    2005        2004
                                                  --------   --------
                                                      (Unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                  $(100,577) $( 91,043)
       Adjustments to reconcile net
         loss to net cash used in
         operating activities-
           Depreciation and amortization                89         90
           Interest income from amortization
             or discount on notes receivable        (4,112)       -0-
           Minority interest in losses             (10,558)   (13,331)
           Change in assets and liabilities
             Consulting fee payable to
               related party                       (32,000)    12,000
             Accounts payable                      (29,518)    (3,168)
             Accrued interest payable                    1        -0-
             Accrued payroll and related taxes     (32,521)       -0-
                                                  --------   --------
                Net cash used in
                  operating activities            (209,196)   (95,452)
                                                  --------   --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from note receivable                90,000        -0-
                                                  --------   --------
                       Net cash provided by
                         investing activities       90,000        -0-
                                                  --------   --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes payable                  35,000     95,869
       Payments on notes payable                   (29,621)       -0-
       Proceeds from sale of common stock          150,650        -0-
                                                  --------   --------
                Net cash provided by
                  financing activities             156,029     95,869
                                                  --------   --------










           See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                       For the Six
                                                       Months Ended
                                                         June 30,
                                                     2005       2004
                                                   ---------- -------
                                                       (Unaudited)


   NET INCREASE IN CASH                           36,833          417

   CASH AT BEGINNING OF PERIOD                     3,600        1,226
                                                 -------     --------

   CASH AT END OF PERIOD                        $ 40,433      $ 1,643
                                                 =======      =======






































          See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       Basis of Presentation

The accompanying unaudited consolidated financials statements of InMedica Development Corporation and its majority owned subsidiary, MicroCor, Inc. (collectively the Company) have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated a net loss of $117,724 and $104,374 for the six month periods ended June 30, 2005 and 2004, respectively, and negative cash flows from operations of $209,196 and $95,452 for the six month periods ended June 30, 2005 and 2004, respectively. As of June 30, 2005, the Company had an accumulated deficit of $8,329,386. At June 30, 2005, the Company had a stockholder's equity of $20,079. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes working with Wescor to complete research, development and, if warranted, marketing of its hematocrit technology and/or pursuing other strategic alliances and licensing agreements such as the current Agreement with Wescor, Inc. See Item 2 - "Management's Discussion and Analysis."

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

During the six months ended June 30, 2005 cash flow was provided from installment payments from Wescor, Inc., a Utah based medical technology company that agreed to conduct additional research and development of the Company's hematocrit technology pursuant to an agreement dated September 7, 2004 (the "Agreement"). See Form 8-K filed September 14, 2004. Among other things, the Agreement may result in the disposition of ownership of part or all of the stock of MicroCor, Inc. the Company's subsidiary that owns all of the hematocrit patents, business and intellectual property. However, payments made to InMedica from the sale of MicroCor stock are expected to provide funding of basic administrative expenses of the Company during the next 14 months. If Wescor is successful in completing the development, regulatory approvals and product introduction, the Company would also be entitled to a royalty on sales of the product.

RESULTS OF OPERATIONS.

InMedica incurred net losses from operations during the six month periods ended June 30, 2005 and 2004. The Company had an accumulated deficit of $8,329,386 as of June 30, 2005. No revenues from operations are expected in the foreseeable future. The net loss from operations for the three month period ended June 30, 2005 decreased to $55,166 compared to the net loss of $59,808 for 2004 primarily due to a decrease in research and development expenses of $2,086.

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

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Section 240.13a-15 or 240.15d-15 of the Rules of the Securities Exchange Act of 1934, that occurred during the Company's last fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     PART II - OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: During the last three years the Company has made the following sales of unregistered common stock in reliance upon Section 4(2) of the Securities Act of 1933: 5/2/2005, 715,500 shares to Chi Lin Technology Company, Ltd.; 1/24/05 440,000 shares to Larry E. Clark; 1/19/05 101,000 shares to Richard Bruggeman; 12/30/04 240,000 shares to Ralph Henson; 10/14/04 400,000 shares to Larry E. Clark. The foregoing sales were of restricted securities and were issued to officers, directors and/or principal shareholders of the Company who purchased the securities based upon their representations that they were purchasing for their own account and not for resale.

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

                            INMEDICA DEVELOPMENT CORPORATION


                            /s/ Ralph Henson ___
                                By Ralph Henson, President


                            /s/ Richard Bruggeman
Date:  August 9, 2005        By Richard Bruggeman, Treasurer

                EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
                           FORM 10QSB - JUNE 30, 2005

EXHIBIT NUMBER    DESCRIPTION

         31.1     Section 302 Certifications of Ralph Henson

         31.2     Section 302 Certifications of Richard Bruggeman

         32.2     Sarbanes-Oxley Section 906 Certification