Form 10QSB
period 2005-09-30
INMEDICA DEVELOPMENT CORP
filed 2005-11-04
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                   Form 10QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ] The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of October 11, 2005 was 18,129,493 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                              ASSETS
                              ------
                                              As of
                                          September 30,
                                              2005
                                          (Unaudited)
                                           -----------

        CURRENT ASSETS:
           Cash & cash equivalents          $   51,193
           Notes receivable current
             net of unamortized
             discount of $1,169                 88,831
           Prepaid expenses and other              200

                                            ----------
                Total current assets           140,224


        EQUIPMENT AND FURNITURE,
          at cost, less accumulated
          depreciation of $253,609                 265

                                            ----------


                Total assets                $  140,489
                                            ==========




















            See notes to consolidated financial statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------
                                                          As of
                                                      September 30,
                                                           2005
                                                          ------
                                                       (Unaudited)

        CURRENT LIABILITIES:
           Related party consulting fees payable       $    24,000
           Accrued expenses                                  3,412
           Note payable                                    118,830
           Accrued interest                                    264
           Accounts payable                                  3,996
           Preferred stock dividend payable                 32,154
                                                      ------------

                Total current liabilities                  182,656
                                                       -----------

            MINORITY INTEREST                              (18,376)
                                                       -----------

        STOCKHOLDERS' EQUITY:
           Preferred stock, 10,000,000
            shares authorized; Series A
            preferred stock, cumulative and
            convertible, $4.50 par value,
            1,000,000 shares designated,
            21,016 shares issued and
            outstanding                                     94,573
           Common stock, $.001 par value;
            40,000,000 shares authorized,
            18,129,493 issued and outstanding               18,129
           Additional paid-in capital                    8,236,763
           Accumulated deficit                          (8,373,256)
                                                        ----------

                Total stockholders deficit                 (23,791)
                                                        ----------
                Total liabilities and
                 stockholders' deficit                  $  140,489
                                                        ==========










            See notes to consolidated financial statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Three            For the Nine
                                  Months Ended             Months Ended
                                  September 30,             September 30,
                                 2005          2004       2005        2004
                                     (Unaudited)            (Unaudited)

TOTAL ROYALTY REVENUES        $      -     $    -     $      -     $     -
                              ------------ ---------- ------------ ----------

OPERATING EXPENSES:
  General and
    administrative                 47,042     58,595      161,535    153,545
  Research and
    development                     4,111        505        7,342      9,929
                              ------------ ---------- -----------  ---------

  Total operating expenses         51,153     59,100      168,877    163,474
                              ------------ ---------- ------------ ---------


LOSS FROM OPERATIONS              (51,153)   (59,100)    (168,877)  (163,474)
                              -----------  ---------  -----------  ---------

OTHER INCOME (EXPENSE):
  Gain from sale of subsidiary         -      60,000          -       60,000
  other income, net                 2,909      8,597        9,498      8,597
                              -----------  ---------  -----------  ----------

  Total other income, net           2,909     68,597        9,498     68,597
                              -----------  ---------- -----------  ---------

(LOSS) INCOME
  BEFORE MINORITY INTEREST        (48,244)     9,497     (159,379)   (94,877)

MINORITY INTEREST                   6,265    153,137       16,823    166,468
                              ----------- ----------  ----------- ----------

NET (LOSS) INCOME                 (41,979)   162,634     (142,556)    71,591

PREFERRED STOCK DIVIDENDS          (1,891)    (1,891)      (5,674)    (5,674)
                              ----------- ----------  ----------- ----------

NET (LOSS) INCOME APPLICABLE
  TO COMMON STOCKHOLDERS          (43,870)   160,743     (148,230)    65,917

NET (LOSS) INCOME PERCOME SHARE
  (BASIC AND DILUTED)          $      -         .01    $     (.01)   $    -
                              =========== ===========  ===========   =========

Weighed average number
  of common shares
  outstanding                  18,129,493  15,982,993   17,765,226  15,982,993






            See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     For the Nine
                                                     Months Ended
                                                     September, 30
                                                    2005       2004
                                                  --------   --------
                                                     (Unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net (loss) income                         $(142,556) $ 71,591
       Adjustments to reconcile net
         loss to net cash used in
         operating activities-
           Depreciation and amortization               133        133
           Interest income from amortization
             or discount on notes receivable        (5,439)       -0-
           Minority interest in losses             (16,823)  (166,468)
               Gain on sale of subsidiary              -0-    (60,000)
           Change in assets and liabilities
             Consulting fee payable to
               related party                       (26,000)    18,000
             Accounts payable                      (29,303)    (3,160)
             Accrued interest payable                 (115)     2,606
             Accrued payroll and related taxes     (32,521)       -0-
                                                  --------   --------
                Net cash used in
                  operating activities            (252,624)  (137,298)
                                                  --------   --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of subsidiary                        30,000
       Proceeds from note receivable               135,000        -0-
                                                  --------   --------
                       Net cash provided by
                         investing activities      135,000     30,000
                                                  --------   --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes payable                  52,000    114,970
       Payments on notes payable                   (37,433)    (6,000)
       Proceeds from sale of common stock          150,650        -0-
                                                  --------   --------
                Net cash provided by
                  financing activities             165,217    108,970
                                                  --------   --------








           See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                       For the Nine
                                                       Months Ended
                                                       September 30,
                                                     2005       2004
                                                   ---------- -------
                                                       (Unaudited)


   NET INCREASE IN CASH                           47,593        1,672

   CASH AT BEGINNING OF PERIOD                     3,600        1,226
                                                 -------     --------

   CASH AT END OF PERIOD                        $ 51,193      $ 2,898
                                                 =======      =======






































          See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       Basis of Presentation

The accompanying unaudited consolidated financials statements of InMedica Development Corporation and its majority owned subsidiary, MicroCor, Inc. (collectively the Company) have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated a net loss from operations of $168,877 and $164,474 for the nine month periods ended September 30, 2005 and 2004, respectively, and negative cash flows from operations of $252,624 and $137,298 for the nine month periods ended September 30, 2005 and 2004, respectively. As of September 30, 2005, the Company had an accumulated deficit of $8,373,256. At September 30, 2005, the Company had a stockholder's deficit of $23,791. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes working with Wescor to complete research, development and, if warranted, marketing of its hematocrit technology and/or pursuing other strategic alliances and licensing agreements such as the current Agreement with Wescor, Inc. See Item 2 - "Management's Discussion and Analysis."

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

During the nine months ended September 30, 2005 cash flow was provided from installment payments from Wescor, Inc., a Utah based medical technology company that agreed to conduct additional research and development of the Company's hematocrit technology pursuant to an agreement dated September 7, 2004 (the "Agreement"). See Form 8-K filed September 14, 2004. Among other things, the Agreement may result in the disposition of ownership of part or all of the stock of MicroCor, Inc. the Company's subsidiary that owns all of the hematocrit patents, business and intellectual property. However, payments made to InMedica from the sale of MicroCor stock are expected to provide funding of basic administrative expenses of the Company during the next 14 months. If Wescor is successful in completing the development, regulatory approvals and product introduction, the Company would also be entitled to a royalty on sales of the product.

RESULTS OF OPERATIONS.

InMedica incurred net losses from operations during the nine month periods ended September 30, 2005 and 2004. The Company had an accumulated deficit of $8,373,256 as of June 30, 2005. No revenues from operations are expected in the foreseeable future. The net loss from operations for the three month period ended September 30, 2005 decreased to $51,153 compared to the net loss of $59,1008 for 2004 primarily due to a decrease in general and administrative expenses.

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

 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings: None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: During the last three years the Company made the following sales of unregistered common stock in reliance upon Section 4(2) of the Securities Act of 1933: 5/2/2005, 715,500 shares to Chi Lin Technology Company, Ltd.; 1/24/05 440,000 shares to Larry E. Clark; 1/19/05 101,000 shares to Richard Bruggeman; 12/30/04 240,000 shares to Ralph Henson; 10/14/04 400,000 shares to Larry E. Clark. The foregoing sales were of restricted securities and were issued to officers, directors and/or principal shareholders of the Company who purchased the securities based upon their representations that they were purchasing for their own account and not for resale.

Item 3.  Defaults Upon Senior Securities: None

Item 4.  Submission of Matters to a Vote of Security
         Holders: None

Item 5. Other Information: Status of the Joint Development Agreement and Risk Factors

Wescor, Inc. has advised the Company that it has, through MicroCor, Inc., completed a prototype of the hematocrit device suitable for conducting clinical trials necessary to prepare for a submission to the FDA for regulatory review. As a result, the board of directors of MicroCor, Inc., the Company's 68% owned subsidiary, has voted to issue 500,000 shares of the restricted common stock of MircroCor to Wescor pursuant to the Joint Development Agreement dated September 7, 2004. The issuance of this stock was approved on January 24, 2005, at a meeting of the Shareholders of the Company. Following the issuance of the MicroCor stock, MicroCor, Inc. will be a 57% owned subsidiary of the Company. Wescor will then own 29% and Chi Lin Technology Company, Ltd. will own the balance (14%) of MicroCor,Inc. Further development and progress on the hematocrit device is subject to continued risks, including the following:

     1. Substantial Operating Losses. Since InMedica commenced operations in 1983, it has incurred substantial operating losses and it has a retained deficit of $8,373,256 as of September 30, 2005. There is no assurance that profitable operations will be achieved in the future.

     2. Financing Necessary. To date the Company's cash flow from operations has not been sufficient to provide required working capital and the Company has relied upon borrowing and contractual arrangements (including the sale of an increasing percentage of rights in the hematocrit technology) to develop the hematocrit device. The Company's limited revenues have been used to finance operations and research and development. The future success of the Company may depend entirely upon the success of additional fund raising from third party sources (as to which there is no commitment).

     3. Competition and Technological Change. The medical technology markets in which the Company competes or proposes to compete are extremely competitive and characterized by major companies which are dominant in the various markets. The Company is not a competitive factor in those markets. Further, the Company's proposed product areas are characterized by rapid technological change. There can be no assurance that research and development of products by others will not render the Company's products or processes obsolete.

     4. Dependence on Key Personnel. The Company's ability to develop products and successfully compete in the marketing of such products will be substantially dependent upon the experience, abilities and services of the present officers, employees and directors of the Company and Wescor, Inc. The loss of the services of one or more of these persons could have an adverse effect on the business of the Company. There is no assurance that the Company and Wescor will be successful in retaining existing officers, directors and employees or attracting additional qualified personnel as needs arise.

     5. Contractual Limitations. Wescor has the contractual right to discontinue the hematocrit project, in its sole discretion, at any time.

     6. Government Regulation. The Company's products are subject to regulation by the Food and Drug Administration (the "FDA") both with respect to marketing and the manner in which products are manufactured. There is no assurance of future success in meeting regulatory requirements for FDA approval of the hematocrit device.

     7. Possible Additional Development. Clinical trials or further evaluation may result in the need to do additional development work with respect to the hematocrit device. Such development may be expensive and time consuming and there is no assurance of success.

     8. No Dividends. The Company has paid no dividends on its common stock and does not intend to pay any dividends in the foreseeable future.

     9. Risks Inherent in Common Stock Ownership. The common stock of the Company is subject to fluctuations in market price due to market conditions, 144 sales and results of operations; in the event of liquidation of the Company, the common shareholders would have last priority for distribution of any assets, after creditors and preferred shareholders; the market for the Company's common stock is thinly traded and there is no assurance that a market for the common stock will exist at a time when a shareholder wishes to liquidate stock ownership.


Item 6.   Exhibits:

(20)     Press release dated November 2, 2005

(31.1)   Sarbanes-Oxley Section 302 Certification - Ralph Henson

(31.2)   Sarbanes- Oxley Section 302 Certification- Richard Bruggeman

(32.1)   Sarbanes-Oxley Section 906 Certification

(99)     Photograph of the hematocrit prototype designed by Wescor, Inc.

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

                            INMEDICA DEVELOPMENT CORPORATION


                            /s/ Ralph Henson ___
                                By Ralph Henson, President


                            /s/ Richard Bruggeman
Date:  November 2, 2005      By Richard Bruggeman, Treasurer

                EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
                         FORM 10QSB - SEPTEMBER 30, 2005

EXHIBIT NUMBER    DESCRIPTION

      20          Press Release dated November 2, 2005
      31.1        Section 302 Certifications of Ralph Henson
      31.2        Section 302 Certifications of Richard Bruggeman
      32.2        Sarbanes-Oxley Section 906 Certification
      99          Photograph of the hematocrit device
                  designed by Wescor, Inc.