Form 10KSB
period 2005-12-31
INMEDICA DEVELOPMENT CORP
filed 2006-03-31
CIK 726037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934
                      For the Year Ended December 31, 2005
                           Commission File No. 0-12968

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
                 Common Stock, $.001 par value       None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing require-ments for the past 90 days. [X] yes [ ] no Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosures will be con-tained, to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB [X]

Issuer's revenues for its most recent fiscal year: $ 0. The aggregate market value of voting stock held by non-affiliates of the registrant as of March 18, 2006 was approximately $2,317,253.(4) The number of shares outstanding of the issuer's common stock, $.001 par value, as of March 27, 2006 was 18,129,493. Documents incorporated by reference: none



--------------
(4) Based on 8,912,512 non-affiliate shares at $.26 per share, the average bid and asked price on that date.

                                     PART I

ITEM 1. BUSINESS.

GENERAL. InMedica Development Corporation ("InMedica" or the "Company") was incorporated as a Utah corporation on June 16, 1983. During the last three fiscal years, InMedica's primary activity has been the operation of the business of MicroCor, Inc. ("MicroCor"), a 57% owned subsidiary, and the negotiation and finalization of a Joint Development Agreement (the "Agreement") with Wescor, Inc., a Logan, Utah based medical technology company ("Wescor"). Pursuant to the Joint Development Agreement, Wescor purchased a minority position in MicroCor and undertook further research and development work on the Company's hematocrit technology. MicroCor was originally acquired by the Company in 1985 and has since engaged in the development or sale of certain medical technology products. During the last fiscal year, InMedica and MircoCor received no revenues from operations. (See "Results of Operations").

            As of September 7, 2004 and pursuant to the Agreement, InMedica and Chi Lin sold, a total of 15% of MicroCor stock to Wescor (12% from InMedica and 3% sold from Chi Lin) for $375,000. The purchase price was paid $30,000 down with the balance due in installments over 18 months. The purchase of the 15% interest has now been completed. Wescor also assumed day to day management of MicroCor as of September 7, 2004 and agreed to use its best efforts at its expense to develop the hematorcrit technology." During the term of the Agreement, InMedica continues to appoint three of five members of the board of directors of MicroCor and Chi Lin and Wescor are each entitled to appoint one board member. Wescor's management of MicroCor and the Agreement may be terminated by InMedica if Wescor fails to complete any development Phase. Through potential additional MicroCor stock issuances, Wescor may earn up to 49% total ownership of MicroCor by funding and conducting additional development of hematocrit technology in three Phases over 18 months. The 18 month period may be extended in six month increments by the MicroCor board of directors. See "POTENTIAL MICROCOR STOCK ISSUANCES TO WESCOR."

          Upon successful completion of the second phase (ie. an FDA cleared prototype) and again upon successful completion of the third Phase (ie. first production of units for sale), Wescor has an option to purchase the remaining MicroCor shares from Chi Lin and InMedica for 90% of an appraised value or 90% of a value suggested by Wescor, subject to a fairness opinion obtained by InMedica. Wescor is entitled to select the appraiser with the consent of InMedica and Chi Lin. The Company and Chi Lin then have a "trump option" to purchase Wescor's ownership of MicroCor stock at an increased price. See "Options To Buy Remaining MicroCor Stock." MicroCor has granted InMedica and Chi Lin an annual royalty of 4% of the first $5,000,000 of sales and licensing revenues received from the hematocrit technology, 3% of sales and licensing revenues exceeding $5,000,000 but less than $20,000,000 and 2% of sales and licensing revenues in excess of $20,000,000. The sellers are also entitled to twenty five percent (25%) of all royalty revenues received by MicroCor on further licensing of the hematocrit technology. A minimum royalty of $200,000 per year is payable by MicroCor commencing 18 months from September 7, 2004, to be split 80%-20% between InMedica and Chi Lin. (See "Royalty Rights.")

            During the third quarter of 2005, Wescor advised the Company that it had completed a prototype of the hematocrit technology suitable for conducting clinical trials necessary to prepare for a submission to the FDA for regulatory review. As a result, the board of directors of MicroCor approved issuance of 500,000 shares of the restricted common stock of MircroCor to Wescor pursuant to the Agreement. Following the issuance of the MicroCor stock, MicroCor is now a 57% owned subsidiary of the Company and Wescor now owns 29% and Chi Lin Technology Company, Ltd. owns 14% of MicroCor. Further development and progress on the hematocrit technology is subject to continued risks. See "Risk Factors."

         POTENTIAL MICROCOR STOCK ISSUANCES TO WESCOR. In the event Wescor completes clinical trials and obtains the FDA's clearance to market such products (Phase 2), 500,000 additional restricted shares of MicroCor stock will be issued to Wescor by MicroCor. Then, upon manufacturing and initial introduction into the US market of such products (Phase 3), MicroCor will issue to Wescor an additional 700,000 restricted shares of its stock, giving Wescor a total of 49% of the issued and outstanding stock of MicroCor. These additional shares to be issued to Wescor will be in consideration of each Phase of development work by Wescor. The determination of Wescor's completion of the three Phases will be made by MicroCor's board which is controlled by InMedica. In the event of a disagreement between the parties as to fulfillment of the above standards, the parties intend to negotiate in good faith to resolve the matter. The number of restricted shares to be issued by MicroCor to Wescor for services has been determined during a process of arms length negotiation between InMedica and Wescor. During such negotiations, the board of directors of InMedica considered the need for funding to continue development of the hematocrit technology, the Company's present financial condition (ie. lack of cash flow, limited capital assets and limited borrowing capacity), the lack of interest expressed by larger companies contacted by the board of directors (in the absence of an FDA cleared prototype), the lack of present capacity of the smaller companies contacted by the board (other than Wescor) and the reputation and experience of Wescor in development of medical technology. Based on these considerations, the board concluded that, in its judgment, the Agreement should be pursued.

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

               CHI LIN TECHNOLOGY CO. LTD. On May 10, 2001 the Company entered into a Stock Purchase Agreement and Development, Licensing and Manufacturing Agreement (the "Agreement") with Chi Lin Technology Co. Ltd. ("Chi Lin") of the Republic of China ("Taiwan"). Pursuant to the Stock Purchase Agreement, the Company issued 5,328,204 shares of its restricted common stock to Chi Lin and caused its subsidiary, MicroCor, Inc. ("MicroCor") to issue 29,420 shares of its restricted common stock to Chi Lin. Following these transactions, Chi Lin owned 33.3% of InMedica and 20% of MicroCor. The Agreement also granted Chi Lin anti-dilution rights permitting it to purchase additional shares to maintain its one third percentage ownership in the event InMedica issued additional shares. Chi Lin also has the right to receive additional shares to maintain its percentage ownership in the event any outstanding options are exercised. The anti-dilution right expires May 10, 2006. The agreement also grants Chi Lin the right to nominate two of five directors on the board of directors of the Company and Chi Lin agrees to take no action to increase the number of its directors to more than 40% of all directors on the board for a period of five years ending May 10, 2006. Effective December 21, 2001 the Company appointed two new directors nominated by Chi Lin pursuant to the above agreement. See "Officers and Directors."

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

           PRODUCT DEVELOPMENT. For the past 15 years, the Company has conducted research or engaged in fund raising to support development of a method for measuring hematocrit non-invasively (without drawing blood) and has applied for patents covering this technology. Hematocrit is the percentage of blood volume made up by red blood cells and is a common laboratory test currently performed invasively by drawing a blood sample from the patient. During May 1997, the Company employed Dr. Gail Billings, a bio-medical researcher and, effective August 29, 1997, the Company engaged Medical Physics, Inc., a biomedical research company located in Salt Lake City, Utah to conduct further research and development on the project. The researchers engaged in additional research through 1998. During 1999, the researchers completed production of a transportable prototype device for use in demonstrating the technology. During 2001, the Company entered into a Development, Licensing and Manufacturing Agreement with Chi Lin Technologies Co. Ltd. for further development of the technology, which has now been superceded by the Agreement with Wescor.

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

         PATENTS.  As of December  12, 1995,  the  Company's  application  for a patent entitled "Method and Apparatus for Non-Invasively Determining Hematocrit," was allowed by the U.S. Patent Office and the Patent issued on June 18, 1996 with a term of 17 years. The Company was also issued an additional patent that claims priority from October 4, 1990, the date of filing of the Company's "Method and Apparatus for Non-Invasively Determining Hematocrit". The patent term runs from October 4, 1990 for a period of 17 years. As of October 3, 2000, the Company was issued a third patent called "System and Method for In-Vivo Hematocrit Measurement Using Impedance and Pressure Plethysmography." The Company filed for a continuation of the third patent in June, 2000 and in December 2003 the Company received a Notice of Allowance of Claim from the U.S. Patent and Trademark office. On July 20, 2004 MicroCor was issued a fourth patent: Patent 6,766,191 "System and method for in-vivo hematocrit measurement using impedance and pressure plethysmography." All of the Company's patents are now owned by MicroCor, pursuant to the Agreement with Wescor.

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

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs for the two years ended December 31, 2005 and 2004, were $247,090 and $9,929 respectively. None of the expenses were incurred on customer-sponsored research activities relating to the development of new products.

         EMPLOYEES. InMedica had two part time employees as of December 31, 2005.

                                  RISK FACTORS

         Ownership of stock in the Company involves very high risk, as a result of the following risk factors:

     1. Substantial Operating Losses. Since InMedica commenced operations in 1983, it has incurred substantial operating losses and it has a retained deficit of $(8,526,713) as of December 31, 2005. There is no assurance that profitable operations will be achieved in the future.

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

     3. Competition and Technological Change. The medical technology markets in which the Company competes or proposes to compete are extremely competitive and characterized by major companies which are dominant in the various markets. The Company is not a competitive factor in those markets. Further, the Company's proposed product areas are characterized by rapid technological change. There can be no assurance that research and development of products by others will not render the Company's products or processes obsolete or at a serious competitive disadvantage.

     4. Dependence on Key Personnel. The Company's prospects to develop products and successfully compete in the marketing of such products will be substantially dependent upon the experience, abilities and services of the present officers, employees and directors of the Company and Wescor, Inc. The loss of the services of one or more of these persons could have an adverse effect on the business of the Company. There is no assurance that the Company and Wescor will be successful in retaining existing officers, directors and employees or attracting additional qualified personnel as needs arise.

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

                                            Bid Price
     Quarter Ended                    High             Low
                                   --------          -------

     March 31, 2004                  $.06              $.03
     June 30, 2004                    .07               .04
     September 30, 2004               .11               .04
     December 31, 2004                .20               .09

     March 31, 2005                  $.40             $ .13
     June 30, 2005                    .27               .18
     September 30, 2005               .29               .17
     December 31, 2005                .29               .22

On March 15, 2006 there were approximately 604 record holders of the InMedica Common Stock. Such record holders do not include individual participants in securities position listings. InMedica has not paid cash dividends on its Common Stock since organization. For the foreseeable future, InMedica expects that earnings, if any, will be retained for use in the business or be used to retire obligations of the Company.

Four stockholders own an aggregate of 21,016 shares of the Company's Series A Preferred Stock, which is 8% convertible preferred. There is no public market for the Series A Preferred Stock. Total aggregate annual dividends payable on the outstanding preferred stock for the year 2005 was $34,046 as of December 31, 2005. See Note 7 to the Consolidated Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION. During the 12 months beginning January, 2006, the Company's plan of operation is to continue to work cooperatively with Wescor in the development and possible demonstration of the Company's portable hematocrit device to other companies. In connection with this effort, the Company will require confidentiality agreements from parties to which disclosure is made and will allow such parties to informally evaluate the technology in order to determine their interest. During 2006, Wescor is expected to continue to fund the research and development efforts of MicroCor pursuant to the Joint Development Agreement. During 2005 operating expenses was satisfied primarily by proceeds from the sale of MicroCor stock to Wescor. During 2004, the Company borrowed from Wescor in order to meet operating expenses and may need to rely on borrowing in the future to meet obligations. While the Company has in the past borrowed from affiliates, such borrowing is not expected to be available in the future to meet obligations and fund continued research and development. In past years salaries of employees have been accrued and later settled by the issuance of restricted stock. If necessary, InMedica will look for other funding sources.

LIQUIDITY AND CAPITAL RESOURCES. As of January 28, 2004, Wescor agreed to loan monies under a Loan Agreement to InMedica for payment of administrative expenses pursuant to an "Overhead Note." The Overhead Note bore interest at the prime rate as announced from time to time by the Wall Street Journal. Unpaid balances of principal and accrued interest under the Overhead Note are convertible to restricted common stock of InMedica at $.10 per share at Wescor's discretion. Wescor advanced $108,970 on the Overhead Note over a period of seven months. As of December 31, 2005, $58,911 was owing on the Overhead Note including accrued interest. The Overhead Note was due and payable April 1, 2005. However Wescor deducts 20% ($3,000 per month) of each stock payment it makes to InMedica and applies the payment to retirement of the Overhead Note. A conversion of the principal and accrued interest owing on the Overhead Note as of December 31, 2005 would have resulted in the issuance of 589,110 restricted shares or 3.2% of the issued and outstanding common stock of InMedica However, to date, Wescor has not given notice of intent to convert the note.

         During the year 2005 and 2004 liquidity was generated by borrowings from Wescor and from the proceeds of the sale of MicroCor stock to Wescor and sales of restricted InMedica stock to members of management (See "Certain Relationships and Related Transactions") and other private investors. During 2003, liquidity was generated from the sale of stock by InMedica and its subsidiary MicroCor pursuant to the Stock Purchase Agreement dated May 10, 2001, with Chi Lin. The Company expects to engage in fund raising during 2006 in order to meet cash needs. Research and development efforts of Wescor will be funded by additional issuances of MicroCor stock pursuant to the Joint Development Agreement.

RESULTS OF OPERATIONS. The Company had an accumulated deficit of $8,526,713 as of December 31, 2005. No revenues from operations were received in 2005 and 2004. No revenues from operations are expected during 2006. The Company had a net loss of $294,121 for the year ended December 31, 2005 as compared to a net income of $183,301 for 2004. The net income resulted primarily from the gain on sale of stock in the subsidiary in the amount of $228,168. Operating expenses decreased in 2005 when compared to 2004 by $56,470 primarily because costs for the special shareholder meeting to approve the Wescor transaction were incurred in 2004. During 2005 and 2004, the Company relied on Wescor for its research and development requirements.

                              (Intentionally blank)

     ITEM 7.  FINANCIAL STATEMENTS

Independent Auditors' Report (Robison, Hill & Company)

Consolidated Balance Sheet as of December 31, 2005

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004

Consolidated Statements of Stockholders' Equity for the years ended
       December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

                        INMEDICA DEVELOPMENT CORPORATION


                                       -:-

                          INDEPENDENT AUDITORS' REPORT


                           DECEMBER 31, 2005 AND 2004

                                    CONTENTS



                                                                          Page

Independent Auditors' Report ..............................................F-1

Consolidated Balance Sheet as of December 31, 2005 and 2004................F-3

Consolidated Statements of Operations for the
Years Ended December 31, 2005 and 2004.....................................F-4

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 2005 and 2004.....................................F-5

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2005 and 2004.....................................F-6

Notes to Consolidated Financial Statements.................................F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of InMedica Development Corporation

         We have audited the accompanying consolidated balance sheet of InMedica Development Corporation and subsidiary (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years then ended (all expressed in U.S. dollars). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements for the years ended December 31, 2005 and 2004 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Sincerely,



                                                    /s/ Robison, Hill & Co.
                                                    ----------------------------
                                                    Certified Public Accountants

Salt Lake City, Utah
March 16, 2006

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                               DECEMBER 31,         DECEMBER 31,
                                                                                   2005                 2004
                                                                             -----------------    ------------------
ASSETS
Current Assets
  Cash & Cash Equivalents                                                  $           51,885   $            $3,600
   Prepaid Expenses & Other                                                               200                   200
   Notes Receivable Current                                                            44,665               173,726
                                                                             -----------------    ------------------
        Total Current Assets                                                           96,750               177,526
                                                                             -----------------    ------------------

Equipment & Furniture, at Cost,
   Less Accumulated Depreciation of $253,728
        and $253,476, respectively                                                      1,493                   398
                                                                             -----------------    ------------------

Other Assets
   Notes Receivable Non-Current, net of unamortized discount of $335 and                    -                44,665
$6,609
                                                                             -----------------    ------------------

TOTAL ASSETS                                                                           98,243               222,589
                                                                             =================    ==================

LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
   Related Party Consulting Fees Payable                                               30,000                50,000
   Accounts Payable                                                                       477                33,299
   Accrued Payroll and related taxes                                                    5,553                35,933
   Accrued Interest                                                                       596                   379
   Preferred Stock Dividends Payable                                                   34,046                26,480
   Short-Term Notes Payable                                                            71,911               104,262
                                                                             -----------------    ------------------
        Total Current Liabilities                                                     142,583               250,353
                                                                             -----------------    ------------------

Minority Interest                                                                     (7,668)               (1,554)
                                                                             -----------------    ------------------

Stockholders' Equity
   Preferred  Stock,   10,000,000   shares   authorized;   Series  A  cumulative
     convertible  preferred  stock,  8% cumulative,  $4.50 par value,  1,000,000 shares designated, 21,016 shares outstanding (aggregate
     liquidation preference of $128,619)                                               94,573                94,573
  Common Stock, $.001 par value: 40,000,000 shares authorized,
     18,129,493 and 16,622,993.share outstanding                                       18,129                16,623
Additional Paid-in Capital                                                          8,377,339             8,087,620
Accumulated Deficit                                                               (8,526,713)           (8,225,026)
                                                                             -----------------    ------------------
        Total Stockholders' Equity                                                   (36,672)              (26,210)
                                                                             -----------------    ------------------

TOTAL LIABILITIES &  STOCKHOLDERS' EQUITY                                  $           98,243   $           222,589
                                                                             =================    ==================


   The accompanying notes are an integral part of these financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      FOR THE YEARS ENDED
                                                                                         DECEMBER 31,
                                                                            ----------------------------------------
                                                                                  2005                  2004
                                                                            ------------------   -------------------
ROYALTY REVENUES                                                          $                 -  $                  -
                                                                            ------------------   -------------------

OPERATING EXPENSES
   General & Administrative                                                           160,747               217,217
   Research & Development                                                             247,090                 9,929
                                                                            ------------------   -------------------
        Total Operating Expense                                                       407,837               227,146
                                                                            ------------------   -------------------

LOSS FROM OPERATIONS                                                                (407,837)             (227,146)
                                                                            ------------------   -------------------

OTHER INCOME (EXPENSE)
   Interest Income                                                                      6,274                 2,774
   Interest Expense                                                                   (5,315)               (4,670)
   Gain on Sale of Subsidiary                                                               -               228,168
   Other Income                                                                           128                11,202
   Gain on Sale of Securities                                                               -                 4,889
                                                                            ------------------   -------------------
        Total Other Income (Expenses), Net                                              1,087               242,363
                                                                            ------------------   -------------------

INCOME (LOSS) BEFORE MINORITY INTEREST                                              (406,750)                15,217

MINORITY INTEREST                                                                     112,629               168,084
                                                                            ------------------   -------------------

NET INCOME (LOSS)                                                                   (294,121)               183,301

PREFERRED STOCK DIVIDENDS                                                             (7,566)               (7,566)
                                                                            ------------------   -------------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                       $         (301,687)  $            175,735
                                                                            ==================   ===================

NET INCOME (LOSS) PER COMMON SHARE (BASIC & DILUTED)                      $            (0.02)  $               0.01
                                                                            ==================   ===================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
   BASIC                                                                           17,854,630            16,068,472
                                                                            ==================   ===================
   DILUTED                                                                         18,512,764            17,518,616
                                                                            ==================   ===================



   The accompanying notes are an integral part of these financial statements.

                                                          INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                        STOCK       ADDITIONAL
                                  PREFERRED STOCK             COMMON STOCK          SUBSCRIPTION      PAID-IN         ACCUMULATED
                                SHARES        AMOUNT      SHARES         AMOUNT      RECEIVABLE       CAPITAL           DEFICIT
                             ----------     --------- --------------    --------     -----------     ------------    --------------

Balance, January 1, 2004        21,016    $   94,573     15,982,993   $  15,983    $          -    $   8,024,260   $   (8,400,761)
Common Stock issued for Cash                                640,000         640                           63,360                 -
Preferred stock dividends            -             -              -           -               -                -           (7,566)
Net loss                             -             -              -           -               -                -           183,301
                             ----------     --------- --------------    --------     -----------     ------------    --------------

Balance, December 31, 2004      21,016        94,573     16,622,993      16,623               -        8,087,620       (8,225,026)
Common stock issued for cash         -             -      1,506,500       1,506                          149,144                 -
Sale of Subsidiary Stock             -             -              -           -               -          140,575                 -
Preferred stock dividends            -             -              -           -               -                -           (7,566)
Net income                           -             -              -           -               -                -         (294,121)
                             ----------     --------- --------------    --------     -----------     ------------    --------------

Balance, December 31, 2004      21,016    $   94,573     18,129,493   $  18,129    $          -    $   8,377,339   $   (8,526,713)
                             ==========     ========= ==============    ========     ===========     ============    ==============




   The accompanying notes are an integral part of these financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      FOR THE YEARS ENDED
                                                                                          DECEMBER 31,
                                                                             ---------------------------------------
                                                                                   2005                  2004
                                                                             ------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                       $         (294,121)   $          183,301
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                                        252                  177
      Gain on Sale of Subsidiary                                                             -            (228,168)
      Subsidiary Shares issued in exchange for Research & Development                  247,090                    -
Costs
      Gain on Sale of Securities                                                             -              (4,889)
      Interest income from amortization or discount on notes receivable                (6,274)              (2,774)
      Minority interest in losses                                                    (112,629)            (168,084)
      Changes in assets and liabilities:
        Related party consulting fees payable                                         (20,000)             (16,000)
         Accounts payable                                                             (32,822)                9,260
         Accrued Interest                                                                  217                  379
         Accrued payroll and related taxes                                            (30,380)             (18,980)
                                                                             ------------------    -----------------
                   Net cash used in operating activities                             (248,667)            (245,778)
                                                                             ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Equipment                                                               (1,347)                    -
   Proceeds from sale of securities                                                          -                4,890
   Proceeds from sale of subsidiary stock                                                    -               30,000
   Proceeds from note receivable                                                       180,000               45,000
                                                                             ------------------    -----------------
                   Net cash provided by (used in) investing activities                 178,653               79,890
                                                                             ------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                          13,000              114,970
   Payments on notes payable                                                          (45,351)             (10,708)
   Proceeds from sale of common stock                                                  150,650               64,000
                                                                             ------------------    -----------------
                   Net cash provided by (used in) financing activities                 118,299              168,262
                                                                             ------------------    -----------------

NET INCREASE IN CASH                                                                    48,285                2,374
CASH AT BEGINNING OF THE YEAR                                                            3,600                1,226
                                                                             ------------------    -----------------
CASH AT END OF THE YEAR                                                    $            51,885   $            3,600
                                                                             ==================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   Cash paid during the year for interest                                  $             5,098   $            4,292
                                                                             ==================    =================
   Cash paid during the year for income taxes                              $               200   $              200
                                                                             ==================    =================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES
   Sale of Subsidiary stock for notes receivable                           $                 -   $          270,000
                                                                             ==================    =================


   The accompanying notes are an integral part of these financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2005 AND 2004

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

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2005 AND 2004

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations (Continued)

         Effective September 7, 2004, the Company entered into a Joint Development Agreement (See Note 9) with Wescor, Inc., a Utah medical technology company ("Wescor"), pursuant to which, Wescor purchased 15% of the issued and outstanding common stock of MicroCor on a pro-rata basis from InMedica and from Chi Lin for $375,000. The purpose of the Joint Development Agreement is to further develop, produce, and market the Technology. Prior to the consummation of the transaction InMedica held 80% of the issued and outstanding common stock of MicroCor and Chi Lin owned 20%. Following the transaction, InMedica held 68%, Chi Lin held 17% and Wescor held 15% of the issued and outstanding stock of MicroCor. InMedica's portion of the purchase monies, $300,000, will be paid $30,000 down and the balance in installments over 18 months pursuant to a note receivable (See Note 2). In the third quarter of 2005, Wescor, Inc. advised the Company that it had, through MicroCor Inc., completed a prototype of the hematocrit device suitable for conducting clinical trials necessary to prepare for a submission to the FDA for regulatory review. As a result, the board of directors of MicroCor voted to issue 500,000 restricted shares of the common stock of MicroCor to Wescor pursuant to the Joint Development Agreement, as previously approved on January 24, 2005, at a meeting of Shareholders. Following the issuance of the MicroCor stock, the Company owned 57% of MicroCor, Wescor owned 29% of MicroCor and Chi Lin Technology Company, Ltd. owned the balance (14%) of MicroCor.

Basis of Presentation

         The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated net losses from operations of $407,837 and $227,146 in 2005 and 2004, respectively, and negative cash flows from operations of $248,667 and $245,778 in 2005 and 2004, respectively. As of December 31, 2005 the Company had an accumulated deficit of $8,526,713 and a stockholders' deficit of $36,672. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes pursuing additional strategic alliances and licensing agreements as well as preparation for the clinical trials that will be required for FDA approval for the medical products that are currently under development, pursuant to the Joint Development Agreement, utilizing the Non-Invasive Hematocrit Technology.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2005 AND 2004

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

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

Equipment and Furniture consist of the following:

                                                      December 31,
                                       ---------------------------------------
                                             2005                 2004
                                       -----------------    ------------------

Equipment                            $          244,033   $           242,686
Furniture                                        11,188                11,188
                                       -----------------    ------------------
                                                255,221               253,874
Less accumulated depreciation                 (253,728)             (253,476)
                                       -----------------    ------------------

Total                                $            1,493   $               398
                                       =================    ==================


         Depreciation expense for the years ended December 31, 2005 and 2004 was $252 and $177, respectively.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2005 AND 2004

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

         Research and development costs are expensed as incurred.

Net Loss Per Common Share

         Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. At December 31, 2005 and 2004, respectively, there were 658,134 and 1,450,144 potentially dilutive common stock equivalents. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

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

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2005 AND 2004

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including receivables, accounts payable, accrued liabilities, and short-term notes payable at December 31, 2005 and 2004 approximates their fair values due to the short-term nature of these financial instruments.

NOTE 2 - NOTES RECEIVABLE

         Notes receivable consisted of the following:

                                                                   December 31,          December 31,
                                                                       2005                  2004
                                                                -------------------   -------------------
WesCor, Inc. Sale of 12% interest in MicroCor (see note 9)
   Monthly payments of $15,000 through
   March 7, 2006                                              $             45,000  $            225,000
Less Unamortized discount, effective rate 4.5%                                 335                 6,609
Less Current Portion                                                        44,665               173,726
                                                                -------------------   -------------------

Notes Receivable Non-Current                                  $                  -   $            44,665
                                                                ===================   ===================

         The Company has recorded $6,274 in interest income during 2005 from this note.

NOTE 3 - SHORT-TERM NOTES PAYABLE

         Notes payable consisted of the following:

                                                                              December 31,          December 31,
                                                                                  2005                  2004
                                                                           -------------------   -------------------
WesCor, Inc. Overhead Note, (see note 9) Due April 1, 2005 including interest at prime (5.00% at December 31, 2004)
  Unsecured convertible at $.10 per share                                $             71,911   $           104,262
                                                                           ===================   ===================

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2005 AND 2004

NOTE 4 - INCOME TAXES

         Deferred income tax assets consisted of the following:

                                                          December 31,          December 31,
                                                              2005                  2004
                                                        ------------------    ------------------
Net operating loss carryforwards                      $         1,270,279   $        $1,280,115
Future deductions temporary differences related
  to compensation, reserves, and accruals                          16,978                25,936
Less valuation allowance                                      (1,278,257)           (1,306,051)
                                                        ------------------    ------------------
Deferred income tax assets                            $                 -   $                 -
                                                        ==================    ==================


         The valuation allowance decreased $27,794 in 2005 and increased $56,884 in 2004, respectively. At December 31, 2005, the Company has consolidated net operating loss carryforwards for federal income tax purposes of $3,686,826. These net operating loss carryforwards expire at various dates beginning in 2006 through 2025. Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

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

         During the last three years the Company made the following sales of unregistered common stock in reliance upon Section 4(2) of the Securities Act of 1933:

            Date                  Shares                       Shareholder                         Price
------------------------------ -------------- ---------------------------------------------- ------------------
May 2, 2005                       715,500     Chi Lin Technology Company, Ltd                $          71,550
January 24, 2005                  440,000     Larry E. Clark                                 $          44,000
January 19, 2005                  101,000     Richard Bruggeman                              $          10,100
January 11, 2005                  125,000     Dean Clark                                     $          12,500
January 4, 2005                   125,000     Dave Martin                                    $          12,500
December 30, 2004                 240,000     Ralph Henson                                   $          24,000
October 14, 2004                  400,000     Larry E. Clark                                 $          40,000

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2005 AND 2004

NOTE 6 - STOCK OPTIONS

Other Stock Options

         During 1995 through 2000, non-qualified options were issued to employees and consultants for services. All options are exercisable upon granting. A summary of this stock option activity for 2005 and 2004 was as follows:

                                                                 WEIGHTED
                                                                 AVERAGE
                                            OPTION               EXERCISE
                                            SHARES                PRICE
                                       ------------------    -----------------
Outstanding at January 1, 2004                   376,000   $             0.44
  Granted                                              -                    -
  Forfeited or expired                                 -                    -
                                       ------------------    -----------------

Outstanding at December 31, 2004                 376,000                 0.44
  Granted                                              -                    -
  Forfeited or expired                         (338,500)                 0.44
                                       ------------------    -----------------

Outstanding at December 31, 2005                  37,500   $                -
                                       ==================    =================

The following table summarizes information about stock options issued to employees outstanding at December 31, 2005:


                            OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
                                        WEIGHTED
                                        AVERAGE             WEIGHTED                               WEIGHTED
RANGE OF                                CONTRACTUAL         AVERAGE                                AVERAGE
EXERCISE             NUMBER             LIFE                EXERCISE           NUMBER              EXERCISE
PRICES               OUTSTANDING        (IN YEARS)          PRICE              EXERCISABLE         PRICE
-------------------  -----------------  ------------------  -----------------  -----------------   -----------------
$               -                   -                   -   $              -                  -                   -

The following table summarizes information about stock options issued to non-employees outstanding at December 31, 2005:

                            OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
                                        WEIGHTED
                                        AVERAGE             WEIGHTED                               WEIGHTED
RANGE OF                                CONTRACTUAL         AVERAGE                                AVERAGE
EXERCISE             NUMBER             LIFE                EXERCISE           NUMBER              EXERCISE
PRICES               OUTSTANDING        (IN YEARS)          PRICE              EXERCISABLE         PRICE
-------------------  -----------------  ------------------  -----------------  -----------------   -----------------
$            1.22              37,500                 0.3   $           1.22             37,500    $           1.22

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2005 AND 2004

NOTE 7 - PREFERRED STOCK

         The Company is authorized to issue 10,000,000 shares of preferred stock. The Company's board of directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock ("Series A Preferred") with a par value of $4.50 per share. Holders of the Series A Preferred receive annual cumulative dividends of eight percent, payable quarterly, which dividends are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid. As of December 31, 2005, preferred stock dividends payable in the amount of $34,046, or $1.62 per share are due and payable. Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends. Series A Preferred stockholders have the right to convert each share of Series A Preferred to the Company's common stock at a rate of 1.5 common shares to 1 preferred share.

NOTE 8 - EARNINGS PER SHARE

         The folowing data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock

                                                                                     FOR THE YEARS ENDED
                                                                                         DECEMBER 31,
                                                                           -----------------------------------------
                                                                                  2005                  2004
                                                                           -------------------   -------------------
Net Income (Loss)                                                        $          (294,121)  $            183,301
Less: preferred dividends                                                             (7,566)               (7,566)
                                                                           -------------------   -------------------

Income (Loss) available to common stockholders used in basic EPS         $          (301,687)  $            175,735
                                                                           -------------------   -------------------

Convertible preferred stock                                                             7,566                 7,566
Convertible notes payable                                                               4,883                 4,670
                                                                           -------------------   -------------------
Income (Loss) available to common stockholders after assumed
     Conversion of dilutive securities                                   $          (289,238)  $            187,971
                                                                           ===================   ===================

Weighted average number of common shares used in basic EPS                         17,854,630            16,068,472
Effect of dilutive securities:
     Convertible preferred stock                                                       31,524                31,524
     Convertible notes payable                                                        589,110             1,042,620
     Options                                                                           37,500               376,000
                                                                           -------------------   -------------------
Weighted average number of common shares and dilutive potential
     common stock used in diluted EPS                                              18,512,764            17,518,616
                                                                           ===================   ===================

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2005 AND 2004

NOTE 9 - RELATED PARTY TRANSACTIONS

         The Company has a consulting arrangement with an entity owned by the Company's chairman whereby the Company agreed to pay $2,000 per month. Either party can terminate the arrangement at any time upon 30 days prior notice. During 2000 and through May 31, 2001, unpaid amounts accrued interest at 10%. Beginning April 1, 2001, the agreement was modified to eliminate any future accrual of interest. During 2005, $44,000 in accrued consulting was paid under this agreement. As of December 31, 2005 and 2004, $30,000 and $50,000, respectively, was owed under the arrangement.

NOTE 10 - JOINT DEVELOPMENT AGREEMENT

         Effective September 7, 2004, InMedica and MicroCor entered into the Joint Development Agreement pursuant to which Wescor, a Utah medical technology company ("Wescor") agreed to purchase 15% of the issued and outstanding common stock of MicroCor on a pro-rata basis from InMedica (selling 12%) and from Chi Lin Technology Co, Ltd of Tainan, Taiwan (selling 3%), ("Chi Lin") for $375,000. Prior to the consummation of the transaction InMedica held 80% of the issued and outstanding common stock of MicroCor and Chi Lin owned 20%. Following shareholder approval of the transaction, InMedica held 68%, Chi Lin held 17% and Wescor held 15% of the issued and outstanding stock of MicroCor. InMedica's portion of the purchase monies, $300,000, was paid $30,000 down and the balance in installments over 18 months pursuant to a note receivable (Note 2). Twenty percent of each payment made to InMedica was applied to outstanding debt owing from InMedica to Wescor (the Overhead Note, see note 3) in the amount of $71,911 at December 31, 2005.

         The Agreement provides that in the event Wescor is successful in producing a working prototype using the hematocrit technology, capable of meeting FDA GMP requirements suitable for conducting clinical trials (Phase1), MicroCor will issue 500,000 additional restricted shares of MicroCor stock to Wescor. Thereafter if Wescor completes clinical trials and obtains the FDA's clearance to market such products (Phase 2), 500,000 additional restricted shares of MicroCor stock will be issued to Wescor by MicroCor. Then, upon manufacturing and initial introduction into the US market of such products (Phase 3), MicroCor will issue to Wescor an additional 700,000 restricted shares of its stock, giving Wescor a total of 49% of the issued and outstanding stock of MicroCor. These additional shares to be issued to Wescor will be in consideration of each Phase of development work by Wescor. The determination of Wescor's completion of the above three Phases will be made by MicroCor's board which is controlled by InMedica. In the event of a disagreement between the parties as to fulfillment of the above standards, the parties intend to negotiate in good faith to resolve the matter. The number of shares to be issued by MicroCor to Wescor for services has been determined during a process of arms length negotiation between InMedica and Wescor. During such negotiations, the board of directors of InMedica considered the need for funding to continue development of the hematocrit technology, the Company's present financial condition (ie. lack of cash flow, limited capital

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2005 AND 2004

NOTE 10 - JOINT DEVELOPMENT AGREEMENT (Continued)

assets and limited borrowing capacity), the lack of interest expressed by the larger companies contacted by the board of directors (in the absence of an FDA cleared prototype), the lack of present capacity of the smaller companies contacted by the board (other than Wescor) and the reputation and experience of Wescor in development of medical technology. Based on these considerations, the board concluded that, in its judgment, the Agreement should be pursued.

         The Agreement provides that in the event Wescor is successful in producing a working prototype using the hematocrit technology, capable of meeting FDA GMP requirements suitable for conducting clinical trials (Phase1), MicroCor will issue 500,000 additional restricted shares of MicroCor stock to Wescor. Thereafter if Wescor completes clinical trials and obtains the FDA's clearance to market such products (Phase 2), 500,000 additional restricted shares of MicroCor stock will be issued to Wescor by MicroCor. Then, upon manufacturing and initial introduction into the US market of such products (Phase 3), MicroCor will issue to Wescor an additional 700,000 restricted shares of its stock, giving Wescor a total of 49% of the issued and outstanding stock of MicroCor. These additional shares to be issued to Wescor will be in consideration of each Phase of development work by Wescor. The determination of Wescor's completion of the above three Phases will be made by MicroCor's board which is controlled by InMedica. In the event of a disagreement between the parties as to fulfillment of the above standards, the parties intend to negotiate in good faith to resolve the matter. The number of shares to be issued by MicroCor to Wescor for services has been determined during a process of arms length negotiation between InMedica and Wescor. During such negotiations, the board of directors of InMedica considered the need for funding to continue development of the hematocrit technology, the Company's present financial condition (ie. lack of cash flow, limited capital assets and limited borrowing capacity), the lack of interest expressed by the larger companies contacted by the board of directors (in the absence of an FDA cleared prototype), the lack of present capacity of the smaller companies contacted by the board (other than Wescor) and the reputation and experience of Wescor in development of medical technology. Based on these considerations, the board concluded that, in its judgment, the Agreement should be pursued.

         Upon completion of Phase 2, and again upon completion of Phase 3, Wescor will have the option to purchase all (but not less than all) the remaining stock of MicroCor from InMedica and Chi Lin, for 90 days. The buyout price to Wescor for the remaining MicroCor shares will be 90% of an appraised value or a value suggested by Wescor. Wescor will choose the appraiser subject to the right of InMedica and Chi Lin to object to the selection. In the case of an objection Wescor will make another selection until the parties are in agreement. Following receipt of Wescor's notice of appraised value or suggested value, InMedica and Chi Lin will have the right to obtain a fairness opinion at their expense, before acting on Wescor's offer. The fairness opinion of the value of the MircoCor stock will be obtained from a business valuation expert, chosen by InMedica and Chi Lin, as to which Wescor has no reasonable objection. If the fairness opinion reports that Wescor's appraised or suggested value is not within a fair range, Wescor's

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2005 AND 2004

NOTE 10 - JOINT DEVELOPMENT AGREEMENT (Continued)

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

NOTE 11 - ROYALTY RIGHTS

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

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         During the registrant's two most recent fiscal years and any subsequent interim period there were no disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of the former accountants would have caused them to make reference to the subject matter of the disagreement(s) in connection with their reports. The former accountants' reports for the period of their engagement did not contain an adverse opinion or disclaimer of opinion. However the former accountants' reports were each modified for uncertainty as to whether the registrant would continue as a going concern. There was no qualification or modification as to audit scope or accounting principles

ITEM 8A.  CONTROLS AND PROCEDURES.
         Management is responsible for establishing and maintaining adequate internal control over financial reporting for the small business issuer. The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation required by paragraph (b) of Section 240.13a-15 or 240.15d-15 of the Rules of the Securities Exchange Act of 1934, conducted as of the end of the period covered by this Annual Report on Form 10-KSB, that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) or 240.15d-15(e)) have functioned effectively. For purposes of this Item, the term DISCLOSURE CONTROLS AND PROCEDURES means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a ET SEQ.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Section 240.13a-15 or 240.15d-15 of the Rules of the Securities Exchange Act of 1934, that occurred during the Company's last fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

ITEM 8B.   OTHER INFORMATION.    None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS OF INMEDICA. The following table furnishes information concerning the executive officers and directors of InMedica and their business backgrounds for at least the last five years.

     Name                   Age              Director Since

Larry E. Clark               84                     1995
Ralph Henson                 61                     1999
Richard Bruggeman            51                     1995
Sheng Jung Chiang            60                     2001
Mao-Song Lee                 58                     2002

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

RICHARD BRUGGEMAN - Director and Secretary/Treasurer and Chief Financial Officer of the Company since April, 1995 and full time employee of the Company during 2002. Since 2003, Mr. Bruggeman has been employed with Kitchen Resource, Inc., a Utah based firm distributing kitchen appliances. He was employed part time or full time as Controller of Kitchen Specialties, Inc. from 1993 to December, 2001, a Salt Lake City firm distributing kitchen appliances in the United States and Canada.. From 1986 until 1993 he was employed by the Company's subsidiary, MicroCor, Inc. as financial manager. During the period 1983-1985, he was a sole practitioner in accounting and from 1981-1983 he was employed by the Salt Lake City public accounting firm of Robison Hill & Co. He has since had no affiliation with that accounting firm. He graduated from the University of Utah in 1981 with a B.S. degree in accounting.

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

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and shareholders holding greater than ten percent are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of any such reports furnished to the Company, during the fiscal year ended December 31, 2005, and thereafter, all
Section 16(a) filing requirements applicable to officers, directors and shareholders holding greater than ten percent were timely met.

            CODE OF ETHICS. The Company has adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Ethics will be furnished upon request without charge.

                           BOARD OF DIRECTORS MEETINGS
                     AND ATTENDANCE AT SHAREHOLDER MEETINGS

         The Company does not have nominating or audit committees of the Board. The full board conducts the function of an audit committee. There was one meeting of the Board of Directors held during the fiscal year ended December 31, 2005. Messrs. Chiang and Lee were unable to attend one of the board meetings. All directors, except Messrs. Chiang and Lee attended the last annual shareholder meeting of the Company, held January 25, 2005. The Company expects all directors to be in attendance at shareholder meetings and attempts to schedule meetings at a time when all directors will be able to attend, however conflicting schedules, particularly with the two directors from Taiwan may on occasion preclude their attendance at shareholder meetings which are held in the United States.

                        AUDIT COMMITTEE FINANCIAL EXPERT

         The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding the Company's internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

                              NOMINATING COMMITTEE

         The full board of directors of the Company functions as a nominating committee to select potential additional directors of the Company. The board has not specifically designated a separate nominating committee because all five members of the board of directors desire to be involved in the selection of any new director. The board does not have a specific charter to govern its actions as a nominating committee, nor are any members of the board "independent". Due to the relatively small size of the Company, the risks associated with service on the board of a public company and the limited or negligible compensation available to such directors, the Company considers it unlikely that a qualified person would serve on the board that was truly independent. However, the board's unwritten policy for consideration of potential members of the board nominated by shareholders is to seriously consider any potential board member that has personal relationships and/or expertise that might be beneficial to the Company's business. The Company has in the past and expects to continue in the future to be interested in discussions with persons interested in the Company's business and able to make a significant contribution to the success of the Company's technology. Shareholders that desire to introduce persons to the Company's board of directors should contact Larry E. Clark, Chairman of the Board or Ralph Henson, Chief Executive Officer of the Company with any suggestions or recommendations for director. These persons may be reached through the Company's office telephone 801-521-9300 during regular business hours. A copy of the resume of any candidates should be submitted with the inquiry. At the present time, the Company is not actively searching for additional members of the board, however members of the board are interested in meeting qualified persons. Qualified persons normally would be persons that have at least a college education and professional or technical experience in the medical products industry. The Company is especially interested in persons with fund raising contacts or technology development contacts. Generally, shareholder nominees would be evaluated in the same manner as any other nominee. The current directors were each originally nominated by the Company's chief executive officer or by Chi Lin Technologies, Co. Ltd, which has the contractual right to nominate two directors. Specifically, Larry E. Clark became a director upon the nomination of Alan Kaminsky who was then CEO and a 5% plus shareholder. Messrs Henson and Bruggeman were each nominated by Mr. Clark while Mr. Clark was serving as CEO and while Mr. Clark was a 10% plus shareholder. Messrs. Chiang and Lee were nominated by Chi Lin, a principal shareholder and control person of the Company, owning approximately 33 1/3% of the stock of the Company.

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

     ITEM 10. EXECUTIVE COMPENSATION.

          The table below discloses the compensation of the chief executive officer of the Company during the three fiscal years ended December 31, 2005:

                     Annual Compensation       Long Term Compensation
                     ------------------------------------------------
                                      Restricted Stock Common Stock
                                               Awards  Underlying
Name                   Year   Salary  Bonus             Options         Other
--------------------------------------------------------------------------------
Ralph Henson (CEO)     2005 $ 24,000   -          -        -          $60,000(5)
Ralph Henson (CEO)     2004 $ 42,998   -          -        -          $50,000(6)
Ralph Henson (CEO)     2003 $ 24,000   -          -        -            5,000

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

(5) - Paid or reimbursed by Wescor.
(6) - Paid or reimbursed by Wescor.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. The following table furnishes information concerning the common stock ownership of directors, officers, and principal shareholders as of March 27, 2006:

                              Nature of          Number of
Name and Position             Ownership          Shares Owned            Percent
--------------------------------------------------------------------------------
Chi Lin Technologies          Direct             6,043,704(7)              33.3%
717 No. 71, Te Lun RD
Jen Te Hsian, Taiwan
Principal Shareholder

Larry E. Clark                Direct               78,000                    .4%
Chairman                      Indirect          2,959,025(8)               16.3%
                                                ---------                  -----
                              Total             3,037,025                  16.8%

Ralph Henson                  Direct              315,000                   1.7%
President, Director
Chief Executive Officer

Richard Bruggeman             Direct                4,620(9)                0.0%
Director, Chief               Indirect            535,742(10)               3.0%
                                                  -------                   ----
                              Total               540,362                   3.0%

Sheng Jung Chiang             Indirect                 * (11)
Director

Mao-Song Lee                  Indirect                 * (12)
Director

Wescor, Inc.                  Options                  * (13)

All Executive Officers        Direct            6,441,324                  35.5%
and Directors as a            Indirect          3,494,767                  19.3%
group (5 persons)                               ---------                  -----
                              Total             9,936,091                  54.8%

------------------------------

(7) - Excludes anti-dilution rights to purchase shares. Chi Lin's anti-dilution rights are exercisable, in its discretion, from time to time during the five year period which began May 10, 2001, upon the issuance of shares of the common stock of the Company.
(8) - Shares held by Larry Clark and Jacquelyn Clark as Trustees of the Larry and Jacquelyn Clark Family Trust.
(9) Includes 4,620 shares held in a family trust of which Mr. Bruggeman is Trustee.
(10) Shares held by Mr. Bruggeman's wife.
(11) Mr. Chiang is vice president of Chi Lin Technologies Co. Ltd. which holds 6,043,704 shares.
(12) Dr. Lee is director of biomedical research of Chi Lin Technologies Co. Ltd. which holds 6,043,704 shares.
(13) Wescor has the right to convert a debt owing by the Company to Wescor into restricted common stock at $.10 per share. As of December 31, 2005 the amount of the debt was $58,911 and if exercised would have resulted in the issuance of 589,110 shares as of that date, or about 3.2% of the issued and outstanding stock of the Company.

Shares shown in the forgoing table as directly owned are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power. Calculations of the percentage of ownership of shares outstanding in the foregoing table are based on 18,129,493 shares outstanding and assume the exercise of options, to which the percentage relates. Rounding causes differences in totals from percentage ownership shown.

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

         Effective September 27, 2004 Larry E. Clark, Ralph Henson and Richard Bruggeman each subscribed to purchase shares of the Company in the following amounts respectively: 840,000, 240,000, and 101,000 at a price of $.10 per share. The closing bid price on the date of subscription was $.10 per share. The Subscription exercise was contingent on the Company paying each of the three individuals the amount of their accrued but unpaid wages or consulting fees in the amounts of $84,000, $34,998, and $16,002, respectively. The 1,181,000 shares to be purchased constituted approximately 7.6% of the issued and outstanding stock of the Company, at the time acquired for total consideration of $118,100. As of January 31, 2005, all wages had been paid and all subscription rights pursuant to these agreements had been exercised.

                              (Intentionally blank)

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

                  (31.1) Sarbanes- Oxley Section 302 Certification- Richard Bruggeman

                  (32.1)   Sarbanes-Oxley Section 906 Certification


(b) Reports on Form 8-K. None

ITEM 14. Principal Accountant Fees and Services

         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2005 and 2004:

           Service                      2005                   2004
------------------------------    ------------------     ------------------
Audit Fees                             $15,035               $ 17,905
Audit-Related Fees                        -                      -
Tax Fees                                 500                      300
All Other Fees                            -                      -
                                  ------------------     ------------------
Total                                  $15,535               $ 18,205
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

AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS. The Audit Committee, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee pre-approved 100% of the Company's 2004 and 2005 audit fees, audit-related fees, tax fees, and all other fees.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INMEDICA DEVELOPMENT CORPORATION

  Date:  March 29,  2006                          By /s/ Ralph Henson
                                                  RALPH HENSON, President
                                                  & Chief Executive Officer

                                                  By /s/ Richard Bruggeman
                                                  RICHARD BRUGGEMAN
                                                  Chief Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Larry E. Clark                                DATE:  March 29, 2006
LARRY E. CLARK, Director


/s/ Richard Bruggeman                             DATE:  March 28,  2006
RICHARD BRUGGEMAN, Director


/s/ Ralph Henson                                  DATE:  March 29, 2006
RALPH HENSON, Director


/s/ Sheng Jung Chiang                             DATE:  March 30, 2006
SHENG JUNG CHIANG,  Director


/s/ Mao-Song Lee                                  DATE:  March 30, 2006
Mao-Song Lee, Director

                EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
                FORM 10KSB - FOR THE YEAR ENDED DECEMBER 31, 2005

Exhibit 31.1    CERTIFICATION PURSUANT TO SECTION 302
                OF THE SARBANES-OXLEY ACT OF 2002 - Ralph Henson

Exhibit 31.2    CERTIFICATION PURSUANT TO SECTION 302
                OF THE SARBANES-OXLEY ACT OF 2002 - Richard Bruggeman

Exhibit 32.1 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





25