Form 10QSB
period 2006-03-31
INMEDICA DEVELOPMENT CORP
filed 2006-05-15
CIK 726037

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   Form 10QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2006

                           Commission File No. 0-12968

                        INMEDICA DEVELOPMENT CORPORATION
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)



                                 Utah 87-0397815
             ----------------------------- ------------------------
                   (State or other jurisdiction (IRS Employer
              incorporation of organization) Identification Number)

                         825 North 300 West, Suite N132
                           Salt Lake City, Utah 84103
                           --------------------------
                    (Address of principal executive offices)

                         Registrant's telephone number:
                                 (801) 521-9300
                         ------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ] The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of May 12, 2006 was 18,129,493 shares.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                              ASSETS
                              ------
                                               As of
                                             March 31,
                                              2006
                                            (Unaudited)
                                           -----------

        CURRENT ASSETS:
           Cash & cash equivalents          $   70,846
           Prepaid expenses and other              200

                                            ----------
                Total current assets            71,046


        EQUIPMENT AND FURNITURE,
          at cost, less accumulated
          depreciation of $253,885               1,337

                                            ----------


                Total assets                $   72,383
                                            ==========






















            See notes to consolidated financial statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------

                                                          As of
                                                         March 31,
                                                           2006
                                                          ------
                                                       (Unaudited)

        CURRENT LIABILITIES:
           Related party consulting fees payable       $    36,000
           Note payable                                     76,161
           Accrued interest                                    825
           Accounts payable                                  4,239
           Preferred stock dividend payable                 35,937
                                                      ------------

                Total current liabilities                  153,162
                                                       -----------

            MINORITY INTEREST                               (9,430)
                                                       -----------

        STOCKHOLDERS' EQUITY:
           Preferred stock, 10,000,000
            shares authorized; Series A
            preferred stock, cumulative and
            convertible, $4.50 par value,
            1,000,000 shares designated,
            21,016 shares issued and
            outstanding                                     94,573
           Common stock, $.001 par value;
            40,000,000 shares authorized,
            18,129,493 issued and outstanding               18,129
           Additional paid-in capital                    8,377,339
           Accumulated deficit                          (8,561,390)
                                                        ----------

                Total stockholders equity                  (71,349)
                                                        ----------
                Total liabilities and
                 stockholders' equity                   $   72,383
                                                        ==========











            See notes to consolidated financial statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Three
                                               Months Ended
                                                 March 31,
                                             2006        2005
                                           --------    --------
                                                (Unaudited)
          TOTAL ROYALTY REVENUES            $   -0-         -0-
                                           --------    --------

          OPERATING EXPENSES:
            General and
              administrative                 34,654      61,413
            Research and
             development                        -0-       1,145
                                           --------    --------
              Total operating expenses       34,654      62,558
                                           --------    --------

          LOSS FROM OPERATIONS              (34,654)    (62,558)
                                           --------    --------

          OTHER INCOME:
            Other income, net                   107       3,337
                                           --------    --------
             Total other income, net            107       3,337
                                           --------    --------

          LOSS BEFORE MINORITY INTEREST     (34,547)    (59,221)

          MINORITY INTEREST                   1,762       5,287
                                           --------    --------
              NET LOSS                      (32,785)    (53,934)

              PREFERRED STOCK DIVIDENDS      (1,892)     (1,892)
                                           --------    --------

          NET LOSS APPLICABLE TO
           COMMON STOCKHOLDERS             $(34,677) $ (55,826)
                                           ========   =========
          NET LOSS PER COMMON SHARE
            (BASIC AND DILUTED)            $   (.00)  $   (.00)
                                           ========   ========

          Weighted average number
             of common shares outstanding 18,129,493 17,278,949
                                           =========  =========






            See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Three
                                                     Months Ended
                                                       March 31,
                                                    2006       2005
                                                  --------   --------
                                                     (Unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                  $ (32,785) $( 53,934)
       Adjustments to reconcile net
         loss to net cash used in
         operating activities-
           Depreciation and amortization               155         45
           Interest income from amortization
             or discount on notes receivable          (335)    (2,297)
           Minority interest in losses              (1,762)    (5,287)
           Change in assets and liabilities
             Consulting fee payable to
               related party                         6,000    (38,000)
             Accounts payable                        3,762     (2,871)
             Accrued interest payable                  229         50
             Accrued payroll and related taxes      (5,553)   (32,521)
                                                  --------   --------
                Net cash used in
                  operating activities             (30,289)  (134,815)
                                                  --------   --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from note receivable                45,000     45,000
                                                  --------   --------
                       Net cash provided by
                         investing activities       45,000     45,000
                                                 ---------  --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes payable                  13,250     20,000
       Payments on notes payable                    (9,000)    (7,575)
       Proceeds from sale of common stock              -0-     79,100
                                                  -------  -------
                Net cash provided by
                  financing activities               4,250     91,525
                                                  --------   --------










           See notes to consolidated financial statements.

                INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                      For the Three
                                                       Months Ended
                                                         March 31,
                                                     2006       2005
                                                   ---------- -------
                                                       (Unaudited)


   NET INCREASE IN CASH                           18,961        1,710

   CASH AT BEGINNING OF PERIOD                    51,885        3,600
                                                 -------     --------

   CASH AT END OF PERIOD                        $ 70,846      $ 5,310
                                                 =======      =======


































          See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       Basis of Presentation

The accompanying unaudited consolidated financials statements of InMedica Development Corporation and its majority owned subsidiary, MicroCor, Inc. (collectively the Company) have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated a net loss $32,785 and $53,934 for the three month periods ended March 31, 2006 and 2005, respectively, and negative cash flows from operations of $30,289 and $134,815 for the three month periods ended March 31, 2006 and 2005, respectively. As of March 31, 2006, the Company had an accumulated deficit of $8,561,390. At March 31, 2006, the Company had a stockholder's deficit of $71,349. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes working with Wescor to complete research, development and, if warranted, marketing of its hematocrit technology and/or pursuing other strategic alliances and licensing agreements such as the current Agreement with Wescor, Inc. See Item 2
- "Management's Discussion and Analysis."

The accompanying consolidated financial statements of the Company are unaudited. However, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation of results for the interim periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's annual report on form 10-KSB for the year ended December 31, 2005.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

OVERVIEW. Since 1989, the Company has engaged in research and development of a device to measure hematocrit non-invasively the "Non-Invasive Hematocrit Technology" and/or the "Technology") and fund raising to finance the payment of research, development and administrative expenses. Hematocrit is the percentage of red blood cells in a given volume of human blood. Research, development and administrative expenses of the Company relating to the Technology were funded during the 1990's by borrowing and by royalty revenues from the sale of a portable ECG monitor which incorporated Company technology. The monitor was marketed by Critikon, Inc., then a Johnson and Johnson subsidiary. However
Critikon discontinued the monitor in 2001 and InMedica has not since had revenues from operations. During 2001 the Company and its subsidiary, MicroCor, Inc. sold restricted common stock to Chi Lin Technologies, Ltd. of the Republic of China (Taiwan) for $1,000,000 and used the funds to continue funding of research, development and administrative expenses. Chi Lin also signed a development agreement under which it performed or financed the Company's primary research and development effort conducted initially in Taiwan and later in the United States. When remaining funds from the stock sale were expended during 2003, the Company began searching for additional funding and/or a partner to conduct additional research and development. The Company's officers and Chairman also agreed to the accrual of their wages and consulting fees pending receipt of funds to pay those obligations. In January 2005, the shareholders of the Company approved an Agreement with Wescor which provides additional funding for administrative expenses and provides for research and development of the Hematocrit Technology by Wescor.

PLAN OF OPERATION. During the 12 months beginning January, 2006 the Company's plan of operation is to work cooperatively with Wescor in the development and possible demonstration of the Company's portable hematocrit device to other companies. In connection with this effort, the Company will require confidentiality agreements from parties to which disclosure is made and will allow such parties to informally evaluate the technology in order to determine their interest. During 2006, Wescor is expected to fund the research and development efforts of MicroCor pursuant to the Joint Development Agreement. During 2004 and 2005, the Company borrowed from Wescor in order to meet operating expenses and may need to rely on borrowing in the future to meet obligations. While the Company has in the past borrowed from affiliates, such borrowing may not be available in the future to meet obligations and fund continued research and development. If necessary, InMedica will look for other funding sources.

LIQUIDITY AND CAPITAL RESOURCES.

The funds generated from the sale of stock in 2001 were the sole source of the Company's cash flow from May 10, 2001 until December 31, 2003 and were sufficient to meet the Company's operating expenses through December 31, 2003. During the years 2004 and 2005 liquidity was generated by borrowings from Wescor and from the proceeds of the sale of MicroCor stock to Wescor, Inc., a Utah based medical technology company that agreed to conduct additional research on and development of the Company's hematocrit technology pursuant to the Joint Development Agreement dated September 7, 2004 (the "Agreement"). Liquidity was also generated from sales of restricted stock to members of management. The Company expects to fund the expense of its administrative operations during 2006 partially with funds from installment payments from Wescor for the purchase of the MicroCor stock. Payments made to InMedica from the sale of MicroCor stock are expected to provide funding of basic administrative expenses of the Company during the next three months. The Company will also seek additional sources of funding to pay administrative expenses for the balance of the year.

During September, 2005, MicroCor issued 500,000 shares of restricted stock to Wescor pursuant to the Agreement in consideration of development of a prototype for the hematocrit technology. Future research and development efforts of Wescor will continue to be compensated through additional issuances of MicroCor stock to Wescor pursuant to the Agreement. Among other things, the Agreement may result in the disposition of InMedica's ownership of its remaining stock ownership of MicroCor, Inc., which holds all of the hematocrit patents, business and intellectual property. However, if Wescor is successful in completing development, the regulatory approvals and product introduction into the marketplace, the Company will be entitled to a royalty on sales of the product.

RESULTS OF OPERATIONS.

InMedica incurred net losses from operations during the three month periods ended March 31, 2006 and 2005. The Company had an accumulated deficit of $8,561,390 as of March 31, 2006 and no revenues from operations are expected in the foreseeable future. The net loss from operations for the three month period ended March 31, 2006 decreased to $32,785 compared to the net loss of $53,934 for 2005 primarily due to an decrease in general and administrative expenses of $26,759. The decrease in general and administrative expenses resulted because of professional fees incurred in conjunction with a shareholder meeting held in January 2005 that were not incurred in 2006.

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

Item 3.  Defaults Upon Senior Securities: None

Item 4.   Submission of Matters to a Vote of Security Holders:  .None

Item 5. Other Information: During April, 2006, MicroCor extended the time for completion of FDA clearance of the hematocrit prototype by Wescor for an additional six months pursuant to Section 5.3 of the Joint Development Agreement.

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

                            INMEDICA DEVELOPMENT CORPORATION


                            /s/ Ralph Henson
                            ----------------
                            By Ralph Henson, President


                            /s/ Richard Bruggeman
                            ---------------------
                            By Richard Bruggeman, Treasurer


Date:  May 12, 2006

                EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
                           FORM 10QSB - MARCH 31, 2006

EXHIBIT NUMBER            DESCRIPTION

      31.1                Section 302 Certifications of Ralph Henson

      31.2                Section 302 Certifications of Richard Bruggeman

      32.2                Sarbanes-Oxley Section 906 Certification