Form 10QSB
period 2006-06-30
INMEDICA DEVELOPMENT CORP
filed 2006-08-14
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No(1) [X]

The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of July 31, 2006 was 18,129,493 shares.

----------------------
(1) - See Item 5.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                              ASSETS
                              ------
                                              As of
                                            June 30,
                                              2006
                                           (Unaudited)
                                           -----------

        CURRENT ASSETS:
           Cash & cash equivalents          $   33,129
           Prepaid expenses and other              200

                                            ----------
                Total current assets            33,329


        EQUIPMENT AND FURNITURE,
          at cost, less accumulated
          depreciation of $254,041               1,180

                                            ----------


                Total assets                $   34,509
                                            ==========






















            See notes to consolidated financial statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------

                                                          As of
                                                          June30,
                                                           2006
                                                          ------
                                                       (Unaudited)

        CURRENT LIABILITIES:
           Related party consulting fees payable       $    42,000
           Related party royalty payable                    13,333
           Note payable                                     87,378
           Accrued interest                                  1,179
           Accounts payable                                  3,828
           Preferred stock dividend payable                 37,829
                                                      ------------

                Total current liabilities                  185,547
                                                       -----------

        MINORITY INTEREST                                  (44,580)
                                                       -----------

        STOCKHOLDERS' EQUITY:
           Preferred stock, 10,000,000
            shares authorized; Series A
            preferred stock, cumulative and
            convertible, $4.50 par value,
            1,000,000 shares designated,
            21,016 shares issued and
            outstanding                                     94,573
           Common stock, $.001 par value;
            40,000,000 shares authorized,
            18,129,493 issued and outstanding               18,129
           Additional paid-in capital                    8,377,339
           Accumulated deficit                          (8,596,499)
                                                        ----------

                Total stockholders equity                 (106,458)
                                                        ----------
                Total liabilities and
                 stockholders' equity                   $   34,509
                                                        ==========











                 See notes to consolidated financial statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Three            For the Six
                                  Months Ended             Months Ended
                                    June 30,                 June 30,
                              ----------------------  -----------------------
                                2006        2005         2006        2005
                              ---------- -----------  ----------- -----------
                                   (Unaudited)              (Unaudited)

TOTAL ROYALTY REVENUES        $      -     $    -     $      -     $     -
                              -----------  ---------- ------------ ----------

OPERATING EXPENSES:
  General and
    administrative                 67,924     53,080      102,578    114,493
  Research and
    development                       -        2,086          -        3,231
                              -----------  ---------- -----------  ---------

  Total operating expenses         67,924     55,166      102,578    117,724
                              -----------  ---------- ------------ ---------


LOSS FROM OPERATIONS              (67,924)   (55,166)    (102,578)  (117,724)
                              -----------  ---------  -----------  ---------

OTHER INCOME (EXPENSE):
  other income, net                  (444)     3,252         (337)     6,589
                              -----------  ---------  -----------  ----------

  Total other income, net            (444)     3,252         (337)     6,589
                              -----------  ---------- -----------  ---------


LOSS BEFORE MINORITY INTEREST     (68,368)   (51,914)    (102,915)  (111,135)

MINORITY INTEREST                  35,150      5,271       36,912     10,558
                              ----------- ----------  ----------- ----------

NET LOSS                          (33,218)   (46,643)     (66,003)  (100,577)

PREFERRED STOCK DIVIDENDS          (1,891)    (1,891)      (3,783)    (3,783)
                              ----------- ----------  ----------- ----------

NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS             (35,109)   (48,534)     (69,786)  (104,360)

NET LOSS PER COMMON SHARE
  (BASIC AND DILUTED)          $      -        -       $      -    $    (.01)
                              =========== ===========  =========== ==========

Weighed average number
  of common shares
  outstanding                  18,129,493  17,880,623   18,129,493 17,583,092







            See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     For the Six
                                                     Months Ended
                                                       June 30,
                                                    2006       2005
                                                  --------   --------
                                                      (Unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                  $ (66,003) $(100,577)
       Adjustments to reconcile net
         loss to net cash used in
         operating activities-
           Depreciation and amortization               313         89
           Interest income from amortization
             or discount on notes receivable          (335)    (4,112)
           Minority interest in losses             (36,912)   (10,558)
           Change in assets and liabilities
             Royalty payable to
               Related party                        13,333       -
             Consulting fee payable to
               related party                        12,000    (32,000)
               Accounts payable                      3,351    (29,518)
             Accrued interest payable                  583          1
             Accrued payroll and related taxes      (5,553)   (32,521)
                                                  --------   --------
                Net cash used in
                  operating activities             (79,223)  (209,196)
                                                  --------   --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from note receivable                45,000     90,000
                                                  --------   --------
                       Net cash provided by
                         investing activities       45,000     90,000
                                                  --------   --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes payable                  23,250     35,000
       Payments on notes payable                    (7,783)   (29,621)
       Proceeds from sale of common stock              -0-    150,650
                                                  -------  -------
                Net cash provided by
                  financing activities              15,467    156,029
                                                  --------   --------








           See notes to consolidated financial statements.

                INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                       For the Six
                                                       Months Ended
                                                         June 30,
                                                     2006       2005
                                                   ---------- -------
                                                       (Unaudited)


   NET (DECREASE) INCREASE IN CASH               (18,756)      36,833

   CASH AT BEGINNING OF PERIOD                    51,885        3,600
                                                 -------     --------

   CASH AT END OF PERIOD                        $ 33,129      $40,433
                                                 =======      =======






































          See notes to consolidated financial statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       Basis of Presentation

The accompanying unaudited consolidated financials statements of InMedica Development Corporation and its majority owned subsidiary, MicroCor, Inc. (collectively the Company) have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated a net loss of $66,003 and $100,577 for the six month periods ended June 30, 2006 and 2005, respectively, and negative cash flows from operations of $79,223 and $209,196 for the six month periods ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the Company had an accumulated deficit of $8,596,499. At June 30, 2006, the Company had a stockholder's deficit of $106,458. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes working with Wescor to complete research, development and, if warranted, marketing of its hematocrit technology and/or pursuing other strategic alliances and licensing agreements such as the current Agreement with Wescor, Inc. See Item 2
- "Management's Discussion and Analysis."

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

OVERVIEW. Since 1989, the Company has engaged in research and development of a device to measure hematocrit non-invasively (herein called the "Non-Invasive Hematocrit Technology" and/or the "Technology") and fund raising to finance the payment of research, development and administrative expenses. Hematocrit is the percentage of red blood cells in a given volume of human blood. Research, development and administrative expenses of the Company relating to the Technology were funded during the 1990's by borrowing and by royalty revenues from the sale of a portable ECG monitor which incorporated Company technology. The monitor was marketed by Critikon, Inc., then a Johnson and Johnson subsidiary. However Critikon discontinued the monitor in 2001 and InMedica has not since had revenues from operations. During 2001 the Company and its subsidiary, MicroCor, Inc. sold restricted common stock to Chi Lin Technologies, Ltd. of the Republic of China (Taiwan) for $1,000,000 and used the funds to continue funding of research, development and administrative expenses. Chi Lin also signed a development agreement under which it performed or financed the Company's primary research and development effort, conducted initially in Taiwan and later in the United States. When remaining funds from the stock sale were expended during 2003, the Company began searching for additional funding and/or a partner to conduct additional research and development. The Company's officers and Chairman also agreed to the accrual of their wages and consulting fees pending receipt of funds to pay those obligations. In January 2005, the shareholders of the Company approved an Agreement with Wescor which provided additional funding for administrative expenses and provides for research and development of the Hematocrit Technology by Wescor.

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

LIQUIDITY AND CAPITAL RESOURCES.

The funds generated from the sale of stock in 2001 were the sole source of the Company's cash flow from May 10, 2001 until December 31, 2003 and were sufficient to meet the Company's operating expenses through December 31, 2003. During the years 2004 and 2005 liquidity was generated by borrowings from Wescor and from the proceeds of the sale of MicroCor stock to Wescor, Inc., a Utah based medical technology company, that agreed to conduct additional research on and development of the Company's hematocrit technology pursuant to the Joint Development Agreement dated September 7, 2004 (the "Agreement"). Liquidity was also generated from sales of restricted stock to members of management. The Company expects to fund the expense of its administrative operations during 2006 partially with funds from installment payments from Wescor for the purchase of the MicroCor stock and partially from a minimum royalty to be paid InMedica by MicroCor. The minimum royalty due InMedica is based upon terms of the Joint Development Agreement and is $160,000 per year. The royalty is to be paid in equal monthly installments, with the first payment beginning March 7, 2006. However, no royalty payments have been received to date because the management of MicroCor is currently in the process of establishing a funding plan for the payments. Payments made to InMedica from the sale of MicroCor stock are expected to provide funding of basic administrative expenses of the Company during the next three months. The Company will also seek additional sources of funding to pay administrative expenses for the balance of the year.

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

RESULTS OF OPERATIONS.

InMedica incurred net losses from operations during the six month periods ended June 30, 2006 and 2005. The Company had an accumulated deficit of $8,596,499 as of June 30, 2006 and no revenues from operations are expected in the foreseeable future. The net loss from operations for the six month period ended June 30, 2006 decreased to $66,003 compared to the net loss of $100,577 for the same period in 2005 primarily due to a decrease in general and administrative expenses of $15,146. The decrease in general and administrative expenses resulted because of professional fees incurred in conjunction with a shareholder meeting held in January 2005 that were not incurred in 2006.


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

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Section 240.13a 15 or 240.15d-15 of the Rules of the Securities Exchange Act of 1934, that occurred during the Company's last fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:  None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds:      None
during the period  covered by this report.

Item 3.   Defaults Upon Senior Securities: None

Item 4.   Submission of Matters to a Vote of Security Holders:  .None

Item 5. Other Information: During April, 2006, MicroCor extended the time for completion of FDA clearance of the hematocrit prototype by Wescor for an additional six months pursuant to Section 5.3 of the Joint Development Agreement.

         The disclosure on the facing sheet of this Form 10QSB that the Company is not a "shell company" as defined in Rule 12b-2 of the Rules of the Securities Exchange Act of 1934, is based on the Company's conclusion that it has more than "nominal operations" as described in Rule 12b-2. The Company's operations consist of ongoing operating expenses reported in its statement of operations, paid employees, a stated business purpose of development of the hematocrit technology, a history of pursuing this purpose, a past history of revenues from operations and ongoing research and development conducted by its majority-owned subsidiary, MicroCor, Inc. In the event the Company were determined to be a "shell company," it would be precluded from using Form S-8 to register securities issued to employees and would be required to make certain disclosures on Form 8-K regarding any transaction that causes it to cease being a shell company. Such disclosures consist of filings with the Securities and Exchange Commission of the same type of information that would be required to be filed in registering a class of securities under the Exchange Act. Examples of transactions that could cause a company to cease to be a shell company include a "reverse acquisition" or "back door registration" of a "shell company" with an operating company. The effect of such disclosure requirement is to increase the disclosure requirements for the non-reporting or non-registered company in a "reverse acquisition" or "back door registration" as more fully described in SEC Release Nos. 33-8587 and 34-52038. The Company has no present plans or commitments to engage in a "reverse acquisition," "back door registration" or similar transaction or to register stock on Form S-8.

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

                            INMEDICA DEVELOPMENT CORPORATION


                            /s/ Ralph Henson ___
                            By Ralph Henson, President


                            /s/ Richard Bruggeman
                           By Richard Bruggeman, Treasurer


Date:  August 9, 2006

                EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
                           FORM 10QSB - JUNE 30, 2006

EXHIBIT NUMBER            DESCRIPTION

         31.1     Section 302 Certifications of Ralph Henson

         31.2     Section 302 Certifications of Richard Bruggeman

         32.2     Sarbanes-Oxley Section 906 Certification