Form 10QSB
period 2006-09-30
INMEDICA DEVELOPMENT CORP
filed 2006-11-13
CIK 726037

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2006

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

The number of shares outstanding of the registrant's only class of common stock, par value $.001 per share, as of November 9, 2006 was 18,629,493 shares.

-----------------------------
(1) - See Item 5.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                              ASSETS
                              ------
                                              As of
                                           September 30,
                                              2006
                                           (Unaudited)
                                           -----------

        CURRENT ASSETS:
           Cash & cash equivalents          $    5,336
           Prepaid expenses and other              200

                                            ----------
                Total current assets             5,536


        EQUIPMENT AND FURNITURE,
          at cost, less accumulated
          depreciation of $254,198               1,024

                                            ----------


                Total assets                $    6,560
                                            ==========






















            See notes to consolidated financial statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------
                                                          As of
                                                      September 30,
                                                           2006
                                                          ------
                                                       (Unaudited)

        CURRENT LIABILITIES:
           Related party consulting fees payable       $    48,000
           Related party royalty payable                    23,333
           Note payable                                     45,950
           Accrued interest                                  1,584
           Preferred stock dividend payable                 39,720
                                                      ------------

                Total current liabilities                  158,587
                                                       -----------

            MINORITY INTEREST                              (70,008)
                                                       -----------

        STOCKHOLDERS' EQUITY:
           Preferred stock, 10,000,000
            shares authorized; Series A
            preferred stock, cumulative and
            convertible, $4.50 par value,
            1,000,000 shares designated,
            21,016 shares issued and
            outstanding                                     94,573
           Common stock, $.001 par value;
            40,000,000 shares authorized,
            18,629,493 issued and outstanding               18,629
           Additional paid-in capital                    8,426,839
           Accumulated deficit                          (8,622,060)
                                                        ----------

                Total stockholders equity                  (82,019)
                                                        ----------
                Total liabilities and
                 stockholders' equity                   $    6,560
                                                        ==========











                 See notes to consolidated financial statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Three            For the Nine
                                  Months Ended             Months Ended
                                  September 30,            September 30,
                              ----------------------- -----------------------
                                  2006        2005        2006        2005
                                     (Unaudited)             (Unaudited)

TOTAL ROYALTY REVENUES        $      -     $    -     $      -     $     -
                              -----------  ---------- ------------ ----------

OPERATING EXPENSES:
  General and
    administrative                 48,618     47,042      151,196    161,535
  Research and
    development                       -        4,111          -        7,342
                              -----------  ---------- ------------ ---------

  Total operating expenses         48,618     51,153      151,196    168,877
                              -----------  ---------- ------------ ---------


LOSS FROM OPERATIONS              (48,618)   (51,153)    (151,196)  (168,877)
                              -----------  ---------  -----------  ---------

OTHER INCOME (EXPENSE):
  other income, net                  (480)     2,909         (817)     9,498
                              -----------  ---------  -----------  ----------

  Total other income, net            (480)     2,909         (817)     9,498
                              -----------  ---------- -----------  ---------


LOSS BEFORE MINORITY INTEREST     (49,098)   (48,244)    (152,013)  (159,379)

MINORITY INTEREST                  25,428      6,265       62,340     16,823
                              ----------- ----------  ----------- ----------

NET LOSS                          (23,670)   (41,979)     (89,673)  (142,556)

PREFERRED STOCK DIVIDENDS          (1,891)    (1,891)      (5,674)    (5,674)
                              ----------- ----------  ----------- ----------

NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS             (25,561)   (43,870)     (95,347)  (148,230)

NET LOSS PER COMMON SHARE
  (BASIC AND DILUTED)          $      -          -     $     (.01)  $   (.01)
                              =========== ===========  ====+=====   =========

Weighed average number
  of common shares
  outstanding                  18,134,928  18,129,493  18,131,325 17,765,226







            See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Nine
                                                    Months Ended
                                                    September 30,
                                                    2006       2005
                                                  --------   --------
                                                      (Unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                  $ (89,673) $(142,556)
       Adjustments to reconcile net
         loss to net cash used in
         operating activities-
           Depreciation and amortization               470        133
           Interest income from amortization
             or discount on notes receivable          (335)    (5,439)
           Minority interest in losses             (62,340)   (16,823)
           Change in assets and liabilities
             Royalty payable to
               Related party                        23,333       -
             Consulting fee payable to
               related party                        18,000    (26,000)
               Accounts payable                       (477)   (29,303)
             Accrued interest payable                  988       (115)
             Accrued payroll and related taxes      (5,553)   (32,521)
                                                  --------   --------
                Net cash used in
                  operating activities            (115,587)  (252,624)
                                                  --------   --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from note receivable                45,000    135,000
                                                  --------   --------
                       Net cash provided by
                         investing activities       45,000    135,000
                                                  --------   --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes payable                  32,950     52,000
       Payments on notes payable                    (8,912)   (37,433)
       Proceeds from sale of common stock              -0-    150,650
                                                  -------     -------
                Net cash provided by
                  financing activities              24,038    165,217
                                                  --------   --------








           See notes to consolidated financial statements.

                INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                       For the Nine
                                                       Months Ended
                                                       September 30,
                                                     2006       2005
                                                   ---------- -------
                                                       (Unaudited)


   NET (DECREASE) INCREASE IN CASH               (46,549)      47,593

   CASH AT BEGINNING OF PERIOD                    51,885        3,600
                                                 -------     --------

   CASH AT END OF PERIOD                        $  5,336      $51,193
                                                 =======      =======






































          See notes to consolidated financial statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       Basis of Presentation

The accompanying unaudited consolidated financials statements of InMedica Development Corporation and its majority owned subsidiary, MicroCor, Inc. (collectively the Company) have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated a net loss of $89,673 and $142,556 for the nine month periods ended September 30, 2006 and 2005, respectively, and negative cash flows from operations of $115,587 and $252,624 for the nine month periods ended September 30, 2006 and 2005, respectively. As of September 30, 2006, the Company had an accumulated deficit of $8,622,060. At September 30, 2006, the Company had a stockholder's deficit of $82,019. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes working with Wescor to complete research, development and, if warranted, marketing of its hematocrit technology and/or pursuing other strategic alliances and licensing agreements such as the current Agreement with Wescor, Inc. See Item 2
- "Management's Discussion and Analysis."

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

PLAN OF OPERATION. During the 12 months beginning October, 2006 the Company's plan of operation is to work cooperatively with Wescor in the development and possible demonstration of the Company's portable hematocrit device to other companies. In connection with this effort, the Company will require confidentiality agreements from parties to which disclosure is made and will allow such parties to informally evaluate the technology in order to determine their interest. Wescor is presently expected to continue to fund the research and development efforts of MicroCor pursuant to the Joint Development Agreement. During 2004 and 2005, the Company borrowed from Wescor in order to meet operating expenses and may need to rely on borrowing in the future to meet obligations. While the Company has in the past borrowed from affiliates, such borrowing may not be available in the future to meet obligations and fund continued research and development. If necessary, InMedica will look for other funding sources.

LIQUIDITY AND CAPITAL RESOURCES.

The funds generated from the sale of stock in 2001 were the sole source of the Company's cash flow from May 10, 2001 until December 31, 2003 and were sufficient to meet the Company's operating expenses through December 31, 2003. During the years 2004 and 2005 liquidity was generated by borrowings from Wescor and from the proceeds of the sale of MicroCor stock to Wescor, Inc., a Utah based medical technology company, that agreed to conduct additional research on and development of the Company's hematocrit technology pursuant to the Joint Development Agreement dated September 7, 2004 (the "Agreement"). Liquidity was also generated from sales of restricted stock to members of management. The Company expects to fund the expense of its administrative operations during the ensuing year with a minimum royalty to be paid InMedica by MicroCor. MicroCor has borrowed funds from Wescor to make one half of the minimum royalty payment and InMedica has agreed to defer the balance of the minimum royalty payment on terms described below (See Item 2). The minimum royalty due InMedica is based upon terms of the Joint Development Agreement and is $160,000 per year ($80,000 per year after deferral). The royalty is to be paid in equal monthly installments, with the first payment due March 7, 2006. The Company will also seek additional sources of funding to pay administrative expenses for the balance of the year.

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

RESULTS OF OPERATIONS.

InMedica incurred net losses from operations during the nine month periods ended September 30, 2006 and 2005. The Company had an accumulated deficit of $8,622,060 as of September 30, 2006 and no revenues from operations are expected in the foreseeable future. The net loss from operations for the nine month period ended September 30, 2006 decreased to $89,673 compared to the net loss of $142,556 for the same period in 2005 primarily due to an increase in the minority interest from $16,823 to $62,340 resulting in a greater allocation of expenses to the holders of the minority interest. There was also a decrease of $10,339 in general and administrative expenses because of professional fees incurred in conjunction with a shareholder meeting held in January 2005 that were not incurred in 2006.


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


     PART II - OTHER INFORMATION

Item 1.           Legal Proceedings:  None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None during the period covered by this report. However, effective October 6, 2006, the Company issued 500,000 shares of restricted common stock to five persons who exercised conversion rights pursuant to a promissory note held by them with a total outstanding note balance of $50,000. The exchange shares were issued pursuant to Rule 506 of Regulation D and other exemptions. Shares received by each purchaser in exchange for their pro rata interest in the promissory note were: David P. Martin 150,000 shares; Dean A. Clark, Trustee of the Dean A. Clark Family Trust dated 11/29/1988 150,000 shares; Julie P. Cheney 95,000 shares; Lloyd A. Hardcastle 95,000 shares; and Michael L. Schwab 10,000 shares. The foregoing shares were restricted securities and were issued to accredited investors who purchased the securities based upon their representations that they were purchasing for their own account and not for resale. The note converted was originally issued to Wescor in 2004 and was acquired by the five purchasers from Wescor in September, 2006 in a private purchase. The purpose of the transaction was to provide cash to Wescor in the amount of $50,000. Wescor then separately agreed to loan monies to MicroCor sufficient to enable Microcor to pay one half of the minimum royalty owing to InMedica under the Joint Development Agreement. Funds from the minimum royalty will be used by InMedica to fund administrative expenses for the Company. Repayment of the loan to Wescor by MicroCor is secured by a 20% security interest in any future revenues from the sale of the hematocrit technology by MicroCor, until the loan is repaid in full.

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

Item 6.   Exhibits:

                  (10) Loan Agreement between Wescor, Inc. and MicroCor, Inc. dated as of March 6, 2006

                  (10) Security Agreement between Wescor, Inc. and MicroCor, Inc. dated as of March 6, 2006

                  (10)     Promissory  Note of MicroCor,  Inc. dated as of March
                           6, 2006

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

                            INMEDICA DEVELOPMENT CORPORATION


                            /s/ Ralph Henson
                            By Ralph Henson, President


                            /s/ Richard Bruggeman
                           By Richard Bruggeman, Treasurer


Date:  November 9, 2006




























                EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
                         FORM 10QSB - SEPTEMBER 30, 2006

EXHIBIT NUMBER DESCRIPTION:

         10.1 Loan Agreement between Wescor, Inc. and MicroCor, Inc. dated as of March 6, 2006

         10.2 Security Agreement between Wescor, Inc. and MicroCor, Inc. dated, March 6, 2006

         10.3     Promissory Note of MicroCor, Inc. dated March 6, 2006

         31.1     Section 302 Certifications of Ralph Henson

         31.2     Section 302 Certifications of Richard Bruggeman

         32.2     Sarbanes-Oxley Section 906 Certification