Form 10KSB
period 2006-12-31
INMEDICA DEVELOPMENT CORP
filed 2007-03-30
CIK 726037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2006

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to_________

                         Commission file number 0-12968

                        INMEDICA DEVELOPMENT CORPORATION
                 (Name of small business issuer in its charter)

                                 Utah 87-0397815
          (State of Incorporation) (I.R.S. Employer Identification No.)

                         825 North 300 West, Suite N132
                           Salt Lake City, Utah 84103
                                 (801) 521-9300

           Securities Registered Pursuant to Section 12(g) of the Act:
                              Name of Each Exchange
                     Title of Each Class on which Registered

                       Common Stock, $.001 par value None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No [X] (1)

         State issuer's revenues for its most recent fiscal year.       $   0.00
                                                                            ----

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,738,680, based on 8,693,402 non-affiliate shares outstanding at $.20 per share, the average of the bid and asked price on March 9, 2007.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 18,629,493 shares of common stock, $.001 par value as of March 9, 2007

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

   Transitional Small Business Disclosure Format (Check one): Yes [__] No [X]


------------------------------------
(1)      See discussion under "Government Regulation" 2

                                     PART I

ITEM 1. BUSINESS.

GENERAL. InMedica Development Corporation ("InMedica" or the "Company") was incorporated as a Utah corporation on June 16, 1983. In 1985 the Company acquired MicroCor, Inc., a Utah corporation ("MicroCor") engaged in the development of certain medical technology products. During the last three fiscal years, InMedica's primary activity has been the operation of MicroCor, now a 57% owned subsidiary of the Company, and the negotiation and finalization of a Joint Development Agreement (the "Agreement") with Wescor, Inc., a Logan, Utah based medical technology company ("Wescor"). Pursuant to the Agreement, Wescor purchased a minority position in MicroCor and undertook research and development work on MicroCor's hematocrit technology. During the last fiscal year, InMedica and MircoCor received no revenues from operations. (See "Results of Operations"). See "PRODUCT DEVELOPMENT" for a discussion of the current status of development of Microcor's hematocrit technology by Wescor.

         As of September 7, 2004 and pursuant to the Agreement, InMedica and Chi Lin sold, a total of 15% of MicroCor stock to Wescor (12% from InMedica and 3% from Chi Lin) for $375,000. The purchase price was paid $30,000 down with the balance due in installments over 18 months. The purchase of the 15% interest has now been completed. Wescor also assumed day to day management of MicroCor as of September 7, 2004 and agreed to use its best efforts at its expense to develop the hematorcrit technology." During the term of the Agreement, InMedica continues to appoint three of five members of the board of directors of MicroCor and Chi Lin and Wescor are each entitled to appoint one board member. Wescor's management of MicroCor and the Agreement may be terminated by InMedica if Wescor fails to complete any development Phase. Through potential additional MicroCor stock issuances, Wescor may earn up to 49% total ownership of MicroCor by funding and conducting additional development of hematocrit technology in three Phases over 18 months. The 18 month period may be extended in six month increments by the MicroCor board of directors. See "POTENTIAL MICROCOR STOCK ISSUANCES TO WESCOR."

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

         During the third quarter of 2005, Wescor advised the Company that it had completed a prototype of the hematocrit technology suitable for conducting clinical trials necessary to prepare for a submission to the FDA for regulatory review. As a result, the board of directors of MicroCor approved issuance of 500,000 shares of the restricted common stock of MircroCor to Wescor pursuant to the Agreement. Following the issuance of the MicroCor stock, MicroCor is now a 57% owned subsidiary of the Company, Wescor now owns 29% and Chi Lin Technology Company, Ltd. owns 14% of MicroCor. Further development and progress on the hematocrit technology is subject to continued risks. See "Risk Factors." During April, 2006, MicroCor extended the time for completion of FDA clearance of the hematocrit prototype by Wescor for an additional six months pursuant to Section
5.3 of the Joint Development Agreement.


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

         However, if Wescor's appraised or suggested value is determined by the fairness opinion to be within a fair range, InMedica and Chi Lin will still have the opportunity to acquire the complete ownership of MicroCor through a "trump" option allowing them to offer to purchase all of the shares of MicroCor owned by Wescor at 110% of Wescor's appraised value or suggested value. In such case, Wescor may choose to sell its ownership of MicroCor to InMedica and Chi Lin or may revive its first option by a notice to InMedica and Chi Lin increasing the purchase price so as to be based on at least 110% of the valuation used as the trump option value by InMedica and Chi Lin. This option procedure, essentially bidding for the right to purchase the balance of the MicroCor stock, may be repeated as many times as is necessary until a purchaser has been determined. If Wescor is ultimately the purchaser, the Agreement will terminate except for the royalty rights of InMedica and Chi Lin. Wescor has also been granted a right of first refusal in the event of a bona fide third party offer to acquire MicroCor.

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

         As a part of the transaction, InMedica transferred all of its rights in the non-invasive hematocrit technology to MicroCor and Chi Lin licensed to MicroCor all rights relating to the non-invasive technology owned by Chi Lin on a royalty free basis (other than those royalties referred to in the preceding paragraph). Further, Wescor assumed the responsibility to manage the day to day affairs of MicroCor and to continue the development of the non-invasive hematocrit technology. However Wescor's management of MicroCor and the Agreement may be terminated if no prototype has been developed in 12 months, or if no FDA clearance is obtained within 18 months, or if no first production has begun within 24 months or if Wescor has not fulfilled payment obligations under the contract. The 24 month period may be extended in the discretion of InMedica's board of directors. In connection with the Agreement, the Development, Licensing and Manufacturing Agreement with Chi Lin has been superseded by the Agreement with Wescor.

         WESCOR. Wescor is a privately held company engaged for more than three decades in developing, manufacturing, and marketing medical instruments, appliances, and related products for the diagnostic laboratory market. Wescor's Biomedical Products Division has established a reputation for quality products as well as quality technical support for its products. Wescor is a leader in the laboratory diagnosis of cystic fibrosis with its Macroduct(R) and Nanoduct(R) Sweat Testing Systems. The Aerospray(R) family of automatic slide stainer-cytocentrifuges of Wescor are widely used in hematology and microbiology laboratories, providing the newest technology in microscope slide staining as well as cytocentrifugation. Wescor is also a leader in osmometry with its Vapro(R) Vapor Pressure Osmometer. The Wescor Membrane Osmometer makes a direct measurement of Colloid Osmotic Pressure in whole blood or serum. See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS for a description of a transaction affecting Wescor, then an affiliate of the Company.

         CHI LIN TECHNOLOGY CO. LTD. On May 10, 2001 the Company entered into a Stock Purchase Agreement and Development, Licensing and Manufacturing Agreement (the "Agreement") with Chi Lin Technology Co. Ltd. ("Chi Lin") of the Republic of China ("Taiwan"). Pursuant to the Stock Purchase Agreement, the Company issued 5,328,204 shares of its restricted common stock to Chi Lin and caused its subsidiary, MicroCor to issue 29,420 shares of its restricted common stock to Chi Lin. Following these transactions, Chi Lin owned 33.3% of InMedica and 20% of MicroCor. The Agreement also granted Chi Lin anti-dilution rights permitting it to purchase additional shares to maintain its one third percentage ownership in the event InMedica issued additional shares. Chi Lin also has the right to receive additional shares to maintain its percentage ownership in the event any outstanding options are exercised. The anti-dilution right expired May 10, 2006. The agreement also grants Chi Lin the right to nominate two of five directors on the board of directors of the Company and Chi Lin agreed to take no action to increase the number of its directors to more than 40% of all directors on the board for a period of five years which ended May 10, 2006. Effective December

21, 2001 the Company appointed two new directors nominated by Chi Lin pursuant to the above agreement. See "Officers and Directors."

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

         PRODUCT DEVELOPMENT. For the past 17 years, the Company has conducted research or engaged in fundraising to support research and development of a method for measuring hematocrit non-invasively (without drawing blood) and has applied for patents covering this technology. Hematocrit is the percentage of blood volume made up by red blood cells and is a common laboratory test performed invasively by drawing a blood sample from the patient. During May 1997, the Company employed Dr. Gail Billings, a bio-medical researcher and, effective August 29, 1997, the Company engaged Medical Physics, Inc., a biomedical research company located in Salt Lake City, Utah to conduct further research and development on the project. The researchers engaged in additional research through 1998. During 1999, the researchers completed production of a transportable prototype device for use in demonstrating the technology. During 2001, the Company entered into a Development, Licensing and Manufacturing Agreement with Chi Lin Technologies Co. Ltd. for further development of the technology, which has now been superseded by the Agreement with Wescor. To date the research and development of MicroCor, its various engineers, affiliates and contractors has not completed a prototype suitable for commercialization. The Company believes the Wescor prototype has been designed and constructed to meet the regulatory requirements for clinical trials which may be required to obtain regulatory approval for marketing, however, the Company's view is that while the design and construction may meet regulatory requirements, there is no certainty that the device would perform with the accuracy needed for approval. As a result, Wescor continues development work to improve the performance of MicroCor's device to within parameters likely to result in regulatory approval for marketing.

         GOVERNMENT REGULATION. Medical products may be subject to regulation by the Food and Drug Administration (the "FDA") pursuant to the Federal Food, Drug and Cosmetic Act and other federal and state laws regarding the regulation, manufacture and marketing of products in which InMedica may be involved. The laws of foreign nations may also apply to any international marketing of such products. To the extent InMedica has acquired or developed an interest in medical products or the companies manufacturing such products, InMedica's business may be indirectly affected by such regulation. Testing of MicroCor's non-invasive hematocrit technology is subject to prior approval and supervision of an Internal Review Board of a medical facility overseeing the testing. Marketing of any new product line that might be developed based on the Company's non-invasive hematocrit device would be subject to prior approval by the FDA.

         The disclosure on the facing sheet of this Form 10KSB that the Company is not a "shell company" as defined in Rule 12b-2 of the Rules of the Securities Exchange Act of 1934, is based on the Company's conclusion that it has more than "nominal operations" as described in Rule 12b-2. The Company's operations consist of ongoing operating expenses reported in its statement of operations, paid employees, a stated business purpose of development of the hematocrit technology, a history of pursuing this purpose, a past history of revenues from operations and ongoing research and development conducted by its majority-owned subsidiary, MicroCor, Inc. In the event the Company were determined to be a "shell company," it would be precluded from using Form S-8 to register securities issued to employees and would be required to make certain disclosures on Form 8-K regarding any transaction that causes it to cease being a shell company. Such disclosures consist of filings with the Securities and Exchange Commission of the same type of information that would be required to be filed in registering a class of securities under the Exchange Act. Examples of transactions that could cause a company to cease to be a shell company include a "reverse acquisition" or "back door registration" of a "shell company" with an operating company. The effect of such disclosure requirement is to increase the disclosure requirements for the non-reporting or non-registered company in a "reverse acquisition" or "back door registration" as more fully described in SEC Release Nos. 33-8587 and 34-52038. The Company has no present plans or commitments to engage in a "reverse acquisition," "back door registration" or similar transaction or to register stock on Form S-8.

         PATENTS.  As of December  12, 1995,  the  Company's  application  for a patent entitled "Method and Apparatus for Non-Invasively Determining Hematocrit," was allowed by the U.S. Patent Office and the Patent issued on June 18, 1996 with a term of 17 years. The Company was also issued an additional patent that claims priority from October 4, 1990, the date of filing of the Company's "Method and Apparatus for Non-Invasively Determining Hematocrit". The patent term runs from October 4, 1990 for a period of 17 years and will thus expire this year on October 4, 2007. As of October 3, 2000, the Company was issued a third patent called "System and Method for In-Vivo Hematocrit Measurement Using Impedance and Pressure Plethysmography." In December, 2003, the Company received a Notice of Allowance of Claim from the U.S. Patent and Trademark office. On July 20, 2004 MicroCor was issued a fourth patent: Patent 6,766,191 "System And Method For In-Vivo Hematocrit Measurement Using Impedance And Pressure Plethysmography." All of the Company's patents are now owned by MicroCor, pursuant to the Agreement with Wescor.

         RAW  MATERIALS.   Materials  and  electronic  components  used  in  the
production and development of a hematocrit measuring device and like products are components readily available through various suppliers.

         COMPETITION. InMedica is not presently a significant competitive factor in the medical products industry. The medical products industry is dominated by large and well established corporations with vastly greater financial and personnel resources than those of InMedica. There can be no assurance that the product in which InMedica has an interest will be successfully developed and able to compete profitably in the marketplace. Further, there is no assurance that MicroCor and Wescor will be able to complete research, development and marketing of MicroCor's hematocrit technology in advance of any competitors that may be developing competing technologies.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs for the two years ended December 31, 2006 and 2005 and , were $ 0.00 and $247,090 respectively. The absence of research and development costs of the Company in 2006 was the result of the assumption of research and development by Wescor pursuant to the Joint Development Agreement. None of the expenses were incurred on customer-sponsored research activities relating to the development of new products.

         EMPLOYEES. InMedica had two part time employees as of December 31, 2006.

                                  RISK FACTORS

         Ownership of stock in the Company involves very high risk, as a result of the following risk factors:

     1. Substantial Operating Losses. Since InMedica commenced operations in 1983, it has incurred substantial operating losses and it has an accumulated deficit of $(8,650,683) as of December 31, 2006. There is no assurance that profitable operations will be achieved in the future.

     2. Financing Necessary. To date the Company's cash flow from operations has not been sufficient to provide required working capital and the Company has relied upon borrowing and contractual arrangements (including the sale of an increasing percentage of MicroCor which holds the rights to the hematocrit technology) to develop the hematocrit device. The Company's limited revenues have been used to finance operations and research and development. The future success of the Company may depend entirely upon the additional fund raising from third party sources (as to which there is no commitment).

     3. Competition and Technological Change. The medical technology markets in which the Company competes or proposes to compete are extremely competitive and characterized by major companies which are dominant in the various markets. The Company is not a competitive factor in those markets. Further, the Company's proposed product areas are characterized by rapid technological change and MicroCor's original patent will expire this year, leaving MicroCor without protection on the matters covered by the original patent . There can be no assurance that research and development of products by others will not render the Company's products or processes obsolete or at a serious competitive disadvantage.

     4. Dependence on Key Personnel. The Company's prospects to develop products and successfully compete in the marketing of such products will be substantially dependent upon the experience, abilities and services of the present officers, employees and directors of the Company, MicroCor and Wescor. The loss of the services of one or more of these persons could have an adverse effect on the business of the Company. There is no assurance that the Company, MicroCor and Wescor will be successful in retaining existing officers, directors and employees or attracting additional qualified personnel as needs arise.

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

                                            Bid Price
     Quarter Ended                    High             Low
                                  --------          -------
     March 31, 2005                  $.40              $ .13
     June 30, 2005                    .27                .18
     September 30, 2005               .29                .17
     December 31, 2005                .29                .22

     March 31, 2006                   .26                .25
     June 30, 2006                    .25                .22
     September 30, 2006               .25                .15
     December 31, 2006                .21                .15



     On March 9, 2007 there were approximately 522 record holders of the InMedica Common Stock. Such record holders do not include individual participants in securities position listings. InMedica has not paid cash dividends on its Common Stock since organization. For the foreseeable future, InMedica expects that earnings, if any, will be retained for use in the business or be used to retire obligations of the Company.

     Four stockholders own an aggregate of 21,016 shares of the Company's Series A Preferred Stock, which is 8% convertible preferred. There is no public market for the Series A Preferred Stock. Aggregate accumulated annual dividends payable on the preferred stock as of December 31, 2006 were $41,612.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION. During the 12 months beginning January, 2007, the Company's plan of operation is to continue to work cooperatively with MicroCor and Wescor in the development of the Company's portable hematocrit device. During 2007, Wescor is expected to continue to fund the research and development efforts of MicroCor pursuant to the Joint Development Agreement. During 2006, the Company funded administrative operations with the proceeds of minimum royalty payments from MicroCor. See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS for a description of a loan transaction from Wescor to MicroCor to enable MicroCor to pay one half of the minimum royalty. Payment of the balance of the minimum royalty was deferred by the Company. During 2005 operations were funded primarily by proceeds from the sale of MicroCor stock to Wescor. The Company has in the past borrowed from affiliates, however, such borrowing is not expected to be available in the future to meet obligations or to fund research and development. In past years, salaries of employees and consulting fees have been accrued and later settled by the issuance of restricted stock. If necessary, InMedica will also look for other funding sources.

LIQUIDITY AND CAPITAL RESOURCES. As of January 28, 2004, Wescor agreed to loan monies under a Loan Agreement to InMedica for payment of administrative expenses pursuant to an "Overhead Note." The Overhead Note bore interest at the prime rate as announced from time to time by the Wall Street Journal. Unpaid balances of principal and accrued interest under the Overhead Note were convertible to restricted common stock of InMedica at $.10 per share in Wescor's discretion. Wescor advanced $108,970 on the Overhead Note over a period of seven months. See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS for a description of the subsequent sale of the Overhead Note by Wescor and Wescor's loan of the sale proceeds to MicroCor to fund payment of part of the minimum royalty payable to the Company. The minimum royalty payments in 2006 provided, and similar payments in 2007 are expected to provide, minimum operating capital to the Company.

         During the years 2006 and 2005, liquidity was generated by borrowings from Wescor and from the proceeds of the sale of MicroCor stock to Wescor. The Company may need to engage in fund raising during 2007 in order to meet future cash needs. Research and development efforts of Wescor will be funded by additional issuances of MicroCor stock, as earned by Wescor, pursuant to the Joint Development Agreement.

RESULTS OF OPERATIONS. The Company had an accumulated deficit of $8,650,683 as of December 31, 2006. No revenues from operations were received in 2006 and 2005. No revenues from operations are expected during 2007. The Company had a net loss from operations of $199,955 for the year ended December 31, 2006 as compared to a net loss from operations of $407,837 for the year ended December

31, 2005. The difference was primarily due to the shift of research and development expense from MicroCor to Wescor. Operating expenses decreased in 2006 when compared to 2005 by $207,882 primarily due to the assumption of research and development by Wescor..

                              (Intentionally blank)

     ITEM 7.  FINANCIAL STATEMENTS

Independent Registered Public Accountants' Report (Robison, Hill & Company)

Consolidated Balance Sheet as of December 31, 2006

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

                        INMEDICA DEVELOPMENT CORPORATION


                                       -:-

                INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS' REPORT


                           DECEMBER 31, 2006 AND 2005

                                    CONTENTS



                                                                           Page

Independent Registered Public Accountants' Report ..........................F-1

Consolidated Balance Sheet as of December 31, 2006 and 2005.................F-3

Consolidated Statements of Operations for the
Years Ended December 31, 2006 and 2005......................................F-4

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 2006 and 2005......................................F-5

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2006 and 2005......................................F-6

Notes to Consolidated Financial Statements..................................F-7

ROBISON, HILL & CO.                              CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
                                                 Brent M. Davies, CPA
                                                 David O. Seal, CPA
                                                 W. Dale Westenskow, CPA
                                                 Barry D. Loveless, CPA




                INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of InMedica Development Corporation

         We have audited the accompanying consolidated balance sheet of InMedica Development Corporation and subsidiary (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years then ended (all expressed in U.S. dollars). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements for the years ended December 31, 2006 and 2005 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                    /s/ Robison, Hill & Co.
                                                    ----------------------------
                                                    Certified Public Accountants

Salt Lake City, Utah
March  23, 2007

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                 DECEMBER 31,         DECEMBER 31,
                                                                     2006                 2005
                                                               -----------------    ------------------
ASSETS
Current Assets
  Cash & Cash Equivalents                                    $           34,079   $            51,885
   Prepaid Expenses & Other                                                 200                   200
   Notes Receivable Current, net of
     unamortized discount of $0 and $335                                      -                44,665
                                                               -----------------    ------------------
        Total Current Assets                                             34,279                96,750
                                                               -----------------    ------------------

Equipment & Furniture, at Cost,
   Less Accumulated Depreciation of $254,363
        and $253,728, respectively                                          858                 1,493
                                                               -----------------    ------------------

TOTAL ASSETS                                                 $           35,137   $            98,243
                                                               =================    ==================

LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
   Related Party Consulting Fees Payable                     $           54,000   $            30,000
   Accounts Payable                                                           -                   477
   Accrued Payroll and related taxes                                          -                 5,553
   Accrued Interest                                                       2,910                   596
   Related Party Royalty Payable                                         33,333                     -
   Preferred Stock Dividends Payable                                     41,612                34,046
   Short-Term Notes Payable                                                   -                71,911
   Current Portion of Long-Term Debt                                          -                     -
                                                               -----------------    ------------------
        Total Current Liabilities                                       131,855               142,583

Long- Term Convertible Promissory Note                                  107,286                     -
                                                               -----------------    ------------------

        Total Liabilities                                               239,141               142,583
                                                               -----------------    ------------------

Minority Interest                                                       (93,362)               (7,668)
                                                               -----------------    ------------------

Stockholders' Equity
   Preferred  Stock, 10,000,000 shares authorized;
     Series A cumulative convertible preferred stock,
     8% cumulative, $4.50 par value, 1,000,000 shares
     designated, 21,016 shares outstanding (aggregate
     liquidation preference of $136,185)                                 94,573                94,573
  Common Stock, $.001 par value: 40,000,000 shares
     authorized,18,629,493 and 18,129,493.share outstanding              18,629                18,129
Additional Paid-in Capital                                            8,426,839             8,377,339
Accumulated Deficit                                                  (8,650,683)           (8,526,713)
                                                               -----------------    ------------------
        Total Stockholders' Equity                                     (110,642)              (36,672)
                                                               -----------------    ------------------

TOTAL LIABILITIES &  STOCKHOLDERS' EQUITY                    $           35,137   $            98,243
                                                               =================    ==================


   The accompanying notes are an integral part of these financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                         ----------------------------------------
                                                               2006                  2005
                                                         ------------------   -------------------
ROYALTY REVENUES                                       $                 -  $                  -
                                                         ------------------   -------------------

OPERATING EXPENSES
   General & Administrative                                        199,955               160,747
   Research & Development                                                -               247,090
                                                         ------------------   -------------------
        Total Operating Expense                                    199,955               407,837
                                                         ------------------   -------------------

LOSS FROM OPERATIONS                                             (199,955)             (407,837)
                                                         ------------------   -------------------

OTHER INCOME (EXPENSE)
   Interest Income                                                     335                 6,274
   Interest Expense                                                (2,478)               (5,315)
   Other Income                                                          -                   128
                                                         ------------------   -------------------
        Total Other Income (Expenses), Net                         (2,143)                 1,087
                                                         ------------------   -------------------

INCOME (LOSS) BEFORE MINORITY INTEREST                           (202,098)             (406,750)

MINORITY INTEREST                                                   85,694               112,629
                                                         ------------------   -------------------

NET INCOME (LOSS)                                                (116,404)             (294,121)

PREFERRED STOCK DIVIDENDS                                          (7,566)               (7,566)
                                                         ------------------   -------------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS    $         (123,970)  $          (301,687)
                                                         ==================   ===================

NET INCOME (LOSS) PER COMMON SHARE (BASIC & DILUTED)   $            (0.01)  $             (0.02)
                                                         ==================   ===================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
   BASIC                                                        18,278,808            17,854,630
                                                         ==================   ===================
   DILUTED                                                      18,310,332            18,512,764
                                                         ==================   ===================



   The accompanying notes are an integral part of these financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                              ADDITIONAL
                             PREFERRED STOCK            COMMON STOCK                            PAID-IN            ACCUMULATED
                                 SHARES              AMOUNT      SHARES        AMOUNT           CAPITAL              DEFICIT
                             ----------------     ------------ -----------    ---------     ----------------     -----------------
Balance, January 1, 2005              21,016    $      94,573  16,622,993   $   16,623    $       8,087,620    $      (8,225,026)
Common Stock issued for Cash               -                -   1,506,500        1,506              149,144                     -
Sale of Subsidiary Stock                   -                -           -            -              140,575                     -
Preferred stock dividends                  -                -           -            -                    -               (7,566)
Net loss                                   -                -           -            -                    -             (294,121)
                             ----------------     ------------ -----------    ---------     ----------------     -----------------

Balance, December 31, 2005            21,016           94,573  18,129,493       18,129            8,377,339           (8,526,713)
Common stock issued for                                                                                                         -
   Convertible promissory                  -                -     500,000          500               49,500                     -
notes
Preferred stock dividends                  -                -           -            -                    -               (7,566)
Net loss                                   -                -           -            -                    -             (116,404)
                             ----------------     ------------ -----------    ---------     ----------------     -----------------

Balance, December 31, 2006            21,016    $      94,573  18,629,493   $   18,629    $       8,426,839    $      (8,650,683)
                             ================     ============ ===========    =========     ================     =================















   The accompanying notes are an integral part of these financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      FOR THE YEARS ENDED
                                                                                          DECEMBER 31,
                                                                             ---------------------------------------
                                                                                   2006                  2005
                                                                             ------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                       $         (116,404)   $        (294,121)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                                        635                  252
      Subsidiary Shares issued in exchange for Research & Development Costs                  -              247,090
      Interest income from amortization or discount on notes receivable                  (335)              (6,274)
      Minority interest in losses                                                     (85,694)            (112,629)
      Changes in assets and liabilities:
        Related party consulting fees payable                                           24,000             (20,000)
         Accounts payable                                                                (477)             (32,822)
         Accrued Interest                                                                2,313                  217
         Related Party Royalty Payable                                                  33,333                    -
         Accrued payroll and related taxes                                             (5,553)             (30,380)
                                                                             ------------------    -----------------
                   Net cash used in operating activities                             (148,182)            (248,667)
                                                                             ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Equipment                                                                     -              (1,347)
   Proceeds from note receivable                                                        45,000              180,000
                                                                             ------------------    -----------------
                   Net cash provided by (used in) investing activities                  45,000              178,653
                                                                             ------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                          94,286               13,000
   Payments on notes payable                                                           (8,910)             (45,351)
   Proceeds from sale of common stock                                                        -              150,650
                                                                             ------------------    -----------------
                   Net cash provided by (used in) financing activities                  85,376              118,299
                                                                             ------------------    -----------------

NET INCREASE IN CASH                                                                  (17,806)               48,285
CASH AT BEGINNING OF THE YEAR                                                           51,885                3,600
                                                                             ------------------    -----------------
CASH AT END OF THE YEAR                                                    $            34,079   $           51,885
                                                                             ==================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   Cash paid during the year for interest                                  $             1,720   $            5,098
                                                                             ==================    =================
   Cash paid during the year for income taxes                              $               200   $              200
                                                                             ==================    =================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES
   Convertible promissory notes exchanged for 500,000 shares of common     $            50,000   $                -
stock
                                                                             ==================    =================
   Sale of Subsidiary stock for notes receivable                           $                 -   $          270,000
                                                                             ==================    =================

   The accompanying notes are an integral part of these financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2006 AND 2005

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

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2006 AND 2005

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations (Continued)

         Effective September 7, 2004, the Company entered into a Joint Development Agreement (See Note 9) with Wescor, Inc., a Utah medical technology company ("Wescor"), pursuant to which, Wescor purchased 15% of the issued and outstanding common stock of MicroCor on a pro-rata basis from InMedica and from Chi Lin for $375,000. The purpose of the Joint Development Agreement is to further develop, produce, and market the Technology. Prior to the consummation of the transaction InMedica held 80% of the issued and outstanding common stock of MicroCor and Chi Lin owned 20%. Following the transaction, InMedica held 68%, Chi Lin held 17% and Wescor held 15% of the issued and outstanding stock of MicroCor. InMedica's portion of the purchase monies, $300,000, was paid $30,000 down and the balance in installments over 18 months pursuant to a note receivable (See Note 2). In the third quarter of 2005, Wescor, Inc. advised the Company that it had, through MicroCor Inc., completed a prototype of the hematocrit device suitable for conducting clinical trials necessary to prepare for a submission to the FDA for regulatory review. As a result, the board of directors of MicroCor voted to issue 500,000 restricted shares of the common stock of MicroCor to Wescor pursuant to the Joint Development Agreement, as previously approved on January 24, 2005, at a meeting of Shareholders. Following the issuance of the MicroCor stock, the Company owned 57% of MicroCor, Wescor owned 29% of MicroCor and Chi Lin Technology Company, Ltd. owned the balance (14%) of MicroCor. To date the research and development of MicroCor, its various engineers, affiliates and contractors has not completed a prototype suitable for commercialization. The Company believes the Wescor prototype has been designed and constructed to meet the regulatory requirements for clinical trials which may be required to obtain regulatory approval for marketing, however, the Company's view is that while the design and construction may meet regulatory requirements, there is no certainty that the device would perform with the accuracy needed for approval. As a result, Wescor continues development work to improve the performance of MicroCor's device to within parameters likely to result in regulatory approval for marketing.

Basis of Presentation

         The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated net losses from operations of $116,404 and $294,121 in 2006 and 2005, respectively, and negative cash flows from operations of $148,182 and $248,667 in 2006 and 2005, respectively. As of December 31, 2006 the Company had an accumulated deficit of $8,650,683 and a stockholders' deficit of $110,642. These conditions raise substantial doubt as to the

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2006 AND 2005

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation (Continued)

Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes pursuing additional fundraising as well as research and development in preparation for the clinical trials that will be required for FDA approval for the medical technology that is currently under development, pursuant to the Joint Development Agreement.

Patents

         The Company has four patents covering various aspects of its Technology which expire from 2007 to 2013.

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

Equipment and Furniture consist of the following:

                                                     December 31,
                                        ---------------------------------------
                                              2006                 2005
                                        -----------------    ------------------
 Equipment                            $          244,033   $           244,033
 Furniture                                        11,188                11,188
                                        -----------------    ------------------
                                                 255,221               255,221
 Less accumulated depreciation                 (254,363)             (253,728)
                                        -----------------    ------------------

 Total                                $              858   $             1,493
                                        =================    ==================

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2006 AND 2005

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
-----------------------------------------------------------------

Equipment and Furniture (Continued)

         Depreciation expense for the years ended December 31, 2006 and 2005 was $635 and $252, respectively.

Research and Development

         Research and development costs are expensed as incurred.

Net Loss Per Common Share

         Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. At December 31, 2006 and 2005, respectively, there were 31,524 and 658,134 potentially dilutive common stock equivalents. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

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

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2006 AND 2005

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
-----------------------------------------------------------------

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Fair Value of Financial Instruments

         The carrying value of the Company's financial instruments, including receivables, accounts payable, accrued liabilities, and notes payable at December 31, 2006 and 2005 approximates their fair values due to the short-term nature of these financial instruments.

Recent Accounting Standards

         In June, 2006 the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management is evaluating the financial impact of this pronouncement.

         In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2006 AND 2005

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
-----------------------------------------------------------------

Recent Accounting Standards (Continued)

         In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

NOTE 2 - NOTES RECEIVABLE

         Notes receivable consisted of the following:

                                                                              December 31,          December 31,
                                                                                  2006                  2005
                                                                           -------------------   -------------------
WesCor, Inc. Sale of 12% interest in MicroCor (see note 9)
   Monthly payments of $15,000 through
   March 7, 2006                                                         $                  -  $             45,000
Less Unamortized discount, effective rate 4.5%                                              -                   335
Less Current Portion                                                                        -                44,665
                                                                           -------------------   -------------------

Notes Receivable Non-Current                                             $                  -   $                 -
                                                                           ===================   ===================

         The Company has recorded $6,274 in interest income during 2006 from this note.

NOTE 3 - NOTES PAYABLE

         Notes payable consisted of the following:

                                                                              December 31,          December 31,
                                                                                  2006                  2005
                                                                           -------------------   -------------------
WesCor, Inc. Overhead Note,
  Due December 12, 2010 including interest
  at prime (8.25% at December 31, 2006)
  Unsecured convertible at $.10 per share                                $             47,284   $            71,911

WesCor, Inc.  Secured  Convertible  Promissory Note, Due March 6, 2008 including interest at prime plus 2 10.25% at December 31, 2006)
  Unsecured convertible at $.10 per share                                              60,002                     -
                                                                           -------------------   -------------------

Less Current Portion                                                                        -                71,911
                                                                           -------------------   -------------------

          Total Long-Term Convertible Promissory Notes                   $            107,286   $                 -
                                                                           ===================   ===================

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2006 AND 2005

NOTE 4 - INCOME TAXES

         Deferred income tax assets consisted of the following:

                                                                              December 31,          December 31,
                                                                                  2006                  2005
                                                                            ------------------    ------------------
Net operating loss carryforwards                                          $           999,438   $         1,270,279
Future deductions temporary differences related
  to compensation, reserves, and accruals                                               8,169                16,978
Less valuation allowance                                                          (1,007,607)           (1,278,257)
                                                                            ------------------    ------------------
Deferred income tax assets                                                $                 -   $                 -
                                                                            ==================    ==================

         The valuation allowance decreased $270,650 in 2006. At December 31, 2006, the Company has consolidated net operating loss carryforwards for federal income tax purposes of $3,094,234. These net operating loss carryforwards expire at various dates beginning in 2006 through 2026. Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

NOTE 5 - COMMON STOCK TRANSACTIONS

         During the last three years the Company made the following sales of unregistered common stock in reliance upon Section 4(2) of the Securities Act of 1933:

            Date                  Shares                       Shareholder                         Price
------------------------------ -------------- ---------------------------------------------- ------------------
October 6, 2006                 150,000       Dean A. Clark, Trustee                         $          15,000
October 6, 2006                 150,000       David P. Martin                                $          15,000
October 6, 2006                  95,000       Julie P. Cheney                                $           9,500
October 6, 2006                  95,000       Lloyd A. Hardcastle                            $           9,500
October 6, 2006                  10,000       Michael L. Schwab                              $           1,000
May 2, 2005                     715,500       Chi Lin Technology Company, Ltd                $          71,550
January 24, 2005                440,000       Larry E. Clark                                 $          44,000
January 19, 2005                101,000       Richard Bruggeman                              $          10,100
January 11, 2005                125,000       Dean Clark                                     $          12,500
January 4, 2005                 125,000       Dave Martin                                    $          12,500
December 30, 2004               240,000       Ralph Henson                                   $          24,000
October 14, 2004                400,000       Larry E. Clark                                 $          40,000

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2006 AND 2005

NOTE 6 - STOCK OPTIONS

Other Stock Options

         During  1995  through  2000,   non-qualified  options  were  issued  to
employees and consultants for services. All options are exercisable upon granting. A summary of this stock option activity for 2006 and 2005 was as follows:
                                                              WEIGHTED
                                                              AVERAGE
                                         OPTION               EXERCISE
                                         SHARES                PRICE
                                    ------------------    -----------------
Outstanding at January 1, 2005                376,000   $             0.44
  Granted                                           -                    -
  Forfeited or expired                      (338,500)                 0.44
                                    ------------------    -----------------

Outstanding at December 31, 2005               37,500                 1.22
  Granted                                           -                    -
  Forfeited or expired                       (37,500)                 1.22
                                    ------------------    -----------------

Outstanding at December 31, 2006                    -   $                -
                                    ==================    =================


The following table summarizes information about stock options issued to employees outstanding at December 31, 2006:

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


The following table summarizes information about stock options issued to non-employees outstanding at December 31, 2006:

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

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2006 AND 2005

NOTE 7 - PREFERRED STOCK

         The Company is authorized to issue 10,000,000 shares of preferred stock. The Company's board of directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock ("Series A Preferred") with a par value of $4.50 per share. Holders of the Series A Preferred receive annual cumulative dividends of eight percent, payable quarterly, which dividends are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid. As of December 31, 2006, preferred stock dividends payable in the amount of $34,046, or $1.62 per share are due and payable. Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends. Series A Preferred stockholders have the right to convert each share of Series A Preferred to the Company's common stock at a rate of 1.5 common shares to 1 preferred share.

NOTE 8 - EARNINGS PER SHARE

         The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock

                                                                                     FOR THE YEARS ENDED
                                                                                         DECEMBER 31,
                                                                           -----------------------------------------
                                                                                  2006                  2005
                                                                           -------------------   -------------------
Net Income (Loss)                                                        $          (116,404)  $          (294,121)
Less: preferred dividends                                                             (7,566)               (7,566)
                                                                           -------------------   -------------------

Income (Loss) available to common stockholders used in basic EPS         $          (123,970)  $          (301,687)
                                                                           -------------------   -------------------

Convertible preferred stock                                                             7,566                 7,566
Convertible notes payable                                                                   -                 4,883
                                                                           -------------------   -------------------
Income (Loss) available to common stockholders after assumed
     Conversion of dilutive securities                                   $          (116,404)  $          (289,238)
                                                                           ===================   ===================

Weighted average number of common shares used in basic EPS                         18,278,808            17,854,630
Effect of dilutive securities:
     Convertible preferred stock                                                       31,524                31,524
     Convertible notes payable                                                              -               589,110
     Options                                                                                -                37,500
                                                                           -------------------   -------------------
Weighted average number of common shares and dilutive potential
     common stock used in diluted EPS                                              18,310,332            18,512,764
                                                                           ===================   ===================

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2006 AND 2005

NOTE 9 - RELATED PARTY TRANSACTIONS

         The Company has a consulting arrangement with an entity owned by the Company's chairman whereby the Company agreed to pay $2,000 per month. Either party can terminate the arrangement at any time upon 30 days prior notice. During 2000 and through May 31, 2001, unpaid amounts accrued interest at 10%. Beginning April 1, 2001, the agreement was modified to eliminate any future accrual of interest. During 2006, $44,000 in accrued consulting was paid under this agreement. As of December 31, 2006 and 2005, $30,000 and $50,000, respectively, was owed under the arrangement.

            Effective October 6, 2006, the Company issued 500,000 shares of restricted common stock to five persons who exercised conversion rights pursuant to a promissory note held by them with a total outstanding note balance of $50,000. The exchange shares were issued pursuant to Rule 506 of Regulation D and other exemptions. The foregoing shares were restricted securities and were issued to accredited investors who acquired the securities based upon their representations that they were purchasing for their own account and not for resale. The note converted was originally issued to Wescor in 2004 and was acquired by the five purchasers from Wescor in September, 2006 in a private purchase. The purpose of the note sale was to provide cash to Wescor. Wescor then loaned to MicroCor sufficient funds to enable Microcor to pay one half of the minimum royalty owing to InMedica under the Joint Development Agreement. Funds from the minimum royalty will be used by InMedica to fund administrative expenses of the Company. Repayment of the loan to Wescor by MicroCor is secured by a 20% security interest in any future revenues from the sale of the hematocrit technology by MicroCor, until the loan is repaid in full.

NOTE 10 - JOINT DEVELOPMENT AGREEMENT

         Effective September 7, 2004, InMedica and MicroCor entered into the Joint Development Agreement pursuant to which Wescor, a Utah medical technology company ("Wescor") agreed to purchase 15% of the issued and outstanding common stock of MicroCor on a pro-rata basis from InMedica (selling 12%) and from Chi Lin Technology Co, Ltd of Tainan, Taiwan (selling 3%), ("Chi Lin") for $375,000. Prior to the consummation of the transaction InMedica held 80% of the issued and outstanding common stock of MicroCor and Chi Lin owned 20%. Following shareholder approval of the transaction, InMedica held 68%, Chi Lin held 17% and Wescor held 15% of the issued and outstanding stock of MicroCor. InMedica's portion of the purchase monies, $300,000, was paid $30,000 down and the balance in installments over 18 months pursuant to a note receivable (Note 2). Twenty percent of each payment made to InMedica was applied to outstanding debt owing from InMedica to Wescor (the Overhead Note, see note 3) in the amount of $71,911 at December 31, 2006.

         The Agreement provides that in the event Wescor is successful in producing a working prototype using the hematocrit technology, capable of meeting FDA GMP requirements suitable

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2006 AND 2005

NOTE 10 - JOINT DEVELOPMENT AGREEMENT (Continued)

for conducting clinical trials (Phase1), MicroCor will issue 500,000 additional restricted shares of MicroCor stock to Wescor. Thereafter if Wescor completes clinical trials and obtains the FDA's clearance to market such products (Phase
2), 500,000 additional restricted shares of MicroCor stock will be issued to Wescor by MicroCor. Then, upon manufacturing and initial introduction into the US market of such products (Phase 3), MicroCor will issue to Wescor an additional 700,000 restricted shares of its stock, giving Wescor a total of 49% of the issued and outstanding stock of MicroCor. These additional shares to be issued to Wescor will be in consideration of each Phase of development work by Wescor. The determination of Wescor's completion of the above three Phases will be made by MicroCor's board which is controlled by InMedica. In the event of a disagreement between the parties as to fulfillment of the above standards, the parties intend to negotiate in good faith to resolve the matter. The number of shares to be issued by MicroCor to Wescor for services has been determined during a process of arms length negotiation between InMedica and Wescor. During such negotiations, the board of directors of InMedica considered the need for funding to continue development of the hematocrit technology, the Company's present financial condition (ie. lack of cash flow, limited capital assets and limited borrowing capacity), the lack of interest expressed by the larger companies contacted by the board of directors (in the absence of an FDA cleared prototype), the lack of present capacity of the smaller companies contacted by the board (other than Wescor) and the reputation and experience of Wescor in development of medical technology. Based on these considerations, the board concluded that, in its judgment, the Agreement should be pursued. The initial 500,000 restricted shares of MircroCor were issued to Wescor during the third quarter of 2005.

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

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31, 2006 AND 2005

NOTE 10 - JOINT DEVELOPMENT AGREEMENT (Continued)

In such case, Wescor may choose to sell its ownership of MicroCor to InMedica and Chi Lin or may revive its first option by a notice to InMedica and Chi Lin increasing the purchase price so as to be based on at least 110% of the valuation used as the trump option value by InMedica and Chi Lin. This option procedure, essentially bidding for the right to purchase all of the MicroCor stock, may be repeated as many times as is necessary until a purchaser has been determined. If Wescor is ultimately the purchaser, the Agreement will terminate except for the royalty rights of InMedica and Chi Lin. Wescor has also been granted a right of first refusal in the event of a bona fide third party offer to acquire MicroCor.

NOTE 11 - ROYALTY RIGHTS

         In connection with the Joint Development Agreement, MicroCor has granted certain revenue royalty rights to InMedica and Chi Lin under the Agreement based on future annual revenues from the hematocrit technology and calculated as follows: Annual royalties will equal the sum of four percent (4%) of the first $5,000,000 in sales and licensing revenues, three percent (3%) of sales and licensing revenues in amounts exceeding $5,000,000 but not exceeding $20,000,000, and two percent (2%) of sales and licensing revenues in amounts exceeding $20,000,000; plus (ii) twenty five percent (25%) of all royalty revenues (revenues from licensing of the hematocrit technology to others). The total royalties are split between InMedica and Chi Lin with InMedica receiving a percentage of total royalties equal to a fraction, the numerator of which is the total world revenues from sales of the hematocrit technology, less the revenues from sales in Asia; and the denominator of which is the total world revenues from sales. The Chi Lin royalty is a percentage of total royalties equal to a fraction, the numerator of which is revenue from sales in Asia; and the denominator of which is the total world revenues from sales. Asia is defined to mean Australia, New Zealand and the countries of Asia (including without limitation, Indonesia, Malaysia and the island countries of the Western Pacific Rim; but excluding Russia, Turkey and the countries of the Middle East from Iran and to the west). Further, a minimum royalty of $200,000 per year begins 18 months after the effective date and is payable by MicroCor to InMedica and Chi Lin on an 80%-20% basis without regard to whether actual sales have been made. However in the event that any party (including Wescor) or a third party acquires eighty percent control of MicroCor, the new control party has the right to buy out the royalty rights from InMedica and Chi Lin for $1,000,000 or 100% of five times the sum of the minimum royalty payments for the immediately preceding 12 months, whichever is greater. The buyout proceeds would be shared 80%-20% by InMedica and Chi Lin. At the present time, MicroCor is paying 50% of the minimum royalty to InMedica and Chi Lin is deferring its minimum royalty amounts.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         During the registrant's two most recent fiscal years and any subsequent interim period, there were no disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of the former accountants would have caused them to make reference to the subject matter of the disagreement(s) in connection with their reports. The former accountants' reports for the period of their engagement did not contain an adverse opinion or disclaimer of opinion. However the former accountants' reports were each modified for uncertainty whether the registrant would continue as a going concern. There was no qualification or modification as to audit scope or accounting principles

ITEM 8A.  CONTROLS AND PROCEDURES.
         Management is responsible for establishing and maintaining adequate internal control over financial reporting for the small business issuer. The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation required by paragraph (b) of Section 240.13a-15 or 240.15d-15 of the Rules of the Securities Exchange Act of 1934, conducted as of the end of the period covered by this Annual Report on Form 10-KSB, that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) or 240.15d-15(e)) have functioned effectively. For purposes of this Item, the term DISCLOSURE CONTROLS AND PROCEDURES means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a ET SEQ.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

     Name                  Age              Director Since

Larry E. Clark             85                     1995
Ralph Henson               62                     1999
Richard Bruggeman          52                     1995
Sheng Jung Chiang          61                     2001
Mao-Song Lee               59                     2002

     Certain additional information follows regarding the executive officers and directors of InMedica and their business backgrounds for at least the last five years.

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

RALPH HENSON - Director, President and Chief Executive Officer of the Company since December 1999. Prior to his employment with InMedica, Mr. Henson worked from 1996 until 1999 as Director of Sales and acting Director of Clinical Programs of In-line Diagnostics of Farmington, Utah. He was also employed from 1987 to 1994 with Mallinckrodt Medical, in sales and marketing, including service as Export Sales and Marketing Manager for Mallinckrodt Sensor Systems of Hannef, Germany. From 1994 to 1995 he was national sales manager with HemoCue, Inc. of Mission Viejo, California.

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

            Each director serves until the next annual meeting of shareholders or until a successor is elected and qualified. Officers serve at the pleasure of the board of directors. No arrangement or understanding exists between any officer or director and any other person pursuant to which he was nominated or elected as director or selected as an officer, except the Stock Purchase Agreement with Chi Lin Technologies Co. Ltd. which allowed Chi Lin to fill two vacancies on the board of directors. Chi Lin also agreed that for a period of five (5) years beginning on the Closing Date (May 10, 2001) that it would not take any action either directly or indirectly to increase its representation on the Company's Board of Directors such that the number of members thereof appointed or elected by Chi Lin (as a percentage of the total number of members of the Board of Directors) exceeded forty percent (40%). The five year period has now expired.

           Section  16(a) of the  Securities  Exchange Act of 1934  requires the

Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and shareholders holding greater than ten percent are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of any such reports furnished to the Company, during the fiscal year ended December 31, 2006, and thereafter, all
Section 16(a) filing requirements applicable to officers, directors and shareholders holding greater than ten percent were timely met.

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

                           BOARD OF DIRECTORS MEETINGS
                     AND ATTENDANCE AT SHAREHOLDER MEETINGS

         The Company does not have nominating or audit committees of the Board. The full board conducts the function of an audit committee. There was one meeting of the Board of Directors held during the fiscal year ended December 31, 2006. All directors attended the meeting. All directors, except Messrs. Chiang and Lee attended the last annual shareholder meeting of the Company, held January 25, 2005. The Company expects all directors to be in attendance at shareholder meetings and attempts to schedule meetings at a time when all directors will be able to attend, however conflicting schedules, particularly with the two directors from Taiwan may on occasion preclude their attendance at shareholder meetings which are held in the United States.

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

                              NOMINATING COMMITTEE

         The full board of directors of the Company functions as a nominating committee to select potential additional directors of the Company. The board has not specifically designated a separate nominating committee because all five members of the board of directors desire to be involved in the selection of any new director. The board does not have a specific charter to govern its actions as a nominating committee, nor are any members of the board "independent". Due to the relatively small size of the Company, the risks associated with service on the board of a public company and the limited or negligible compensation available to such directors, the Company considers it unlikely that a qualified person would serve on the board that was truly independent. However, the board's unwritten policy for consideration of potential members of the board nominated by shareholders is to seriously consider any potential board member that has personal relationships and/or expertise that might be beneficial to the Company's business. The Company has in the past and expects to continue in the future to be interested in discussions with persons interested in the Company's business and able to make a significant contribution to the success of the Company's technology. Shareholders that desire to introduce persons to the Company's board of directors should contact Larry E. Clark, Chairman of the Board or Ralph Henson, Chief Executive Officer of the Company with any suggestions or recommendations for director. These persons may be reached through the Company's office telephone 801-521-9300 during regular business hours. A copy of the resume of any candidates should be submitted with the inquiry. At the present time, the Company is not actively searching for additional members of the board, however members of the board are interested in meeting qualified persons. Qualified persons normally would be persons that have at least a college education and professional or technical experience in the medical products industry. The Company is especially interested in persons with fund raising contacts or technology development contacts. Generally, shareholder nominees would be evaluated in the same manner as any other nominee. The current directors were each originally nominated by the Company's chief executive officer or by Chi Lin Technologies, Co. Ltd, which had the contractual right to nominate two directors. Specifically, Larry E. Clark became a director upon the nomination of Alan Kaminsky who was then CEO and a 5% plus shareholder. Messrs Henson and Bruggeman were each nominated by Mr. Clark while Mr. Clark was serving as CEO and while Mr. Clark was a 10% plus shareholder. Messrs. Chiang and Lee were nominated by Chi Lin, a principal shareholder and control person of the Company, owning approximately 33 1/3% of the stock of the Company.

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

     ITEM 10. EXECUTIVE COMPENSATION.

          The table below discloses the compensation of the chief executive officer of the Company during the three fiscal years ended December 31, 2006:

                       Annual Compensation     Long Term Compensation
                       ----------------------  ------------------------
                                               Restricted  Common Stock
                                                  Stock    Underlying
Name                   Year    Salary  Bonus      Awards   Options        Other
--------------------------------------------------------------------------------
Ralph Henson (CEO)     2006  $ 33,000     -         -        -        $56,000(2)
Ralph Henson (CEO)     2005  $ 24,000     -         -        -        $60,000(3)
Ralph Henson (CEO)     2004  $ 42,998     -         -        -        $50,000(4)

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

         The Company entered into a consulting contract with Larry E. Clark, its Chairman, effective April 1, 2001, pursuant to which the Company compensates the Chairman $2,000 per month in consulting fees. Fees under the contract have historically been accrued until the Company was able to pay the Chairman or issued restricted stock in satisfaction of its obligations to the Chairman.

                             DIRECTORS' COMPENSATION

         Directors may be compensated at the rate of $100 for attendance at each board meeting, but did not receive compensation for meetings during the last three years.


-----------------------------------
(2)      Paid or reimbursed by Wescor.
(3)      Paid or reimbursed by Wescor.
(4)      Paid or reimbursed by Wescor

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. The following table furnishes information concerning the common stock ownership of directors, officers, and principal shareholders as of March 9, 2007:

                                                      Nature of        Number of
Name and Position                      Ownership      Shares Owned       Percent
--------------------------------------------------------------------------------
Chi Lin Technologies                   Direct         6,043,704            32.6%
717 No. 71, Te Lun RD
Jen Te Hsian, Taiwan
Principal Shareholder

Larry E. Clark                         Direct            78,000              .4%
Chairman                               Indirect       2,959,025 (5)        16.0%
                                                      ---------
                                       Total          3,037,025            16.4%

Ralph Henson                           Direct           315,000             1.7%
President, Director
Chief Executive Officer

Richard Bruggeman                      Direct             4,620 (6)         0.0%
Director, Chief                        Indirect         535,742 (7)         2.9%
                                                      ---------
                                       Total            540,362             2.9%

Sheng Jung Chiang                      Indirect               * (8)
Director

Mao-Song Lee                           Indirect               * (9)
Director

All Executive Officers                 Direct         6,441,324            34.8%
and Directors as a                     Indirect       3,494,767            18.9%
group (5 persons)                                     ---------
                                       Total          9,936,091            53.6%

Shares shown in the forgoing table as directly owned are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power. Calculations of the percentage of ownership of shares outstanding in the foregoing table are based on 18,629,493 shares outstanding and assume the exercise of options, to which the percentage relates. Rounding causes differences in totals from percentage ownership shown.


-----------------------------
(5) Shares held by Larry Clark and Jacquelyn Clark as Trustees of the Larry and Jacquelyn Clark Family Trust.
(6) Represents 4,620 shares held in a family trust of which Mr. Bruggeman is Trustee.
(7)      Shares held by Mr. Bruggeman's wife.
(8) Mr. Chiang is vice president of Chi Lin Technologies Co. Ltd. which holds 6,043,704 shares.
(9) Dr. Lee is director of biomedical research of Chi Lin Technologies Co. Ltd. which holds 6,043,704 shares.

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

            Effective October 6, 2006, the Company issued 500,000 shares of restricted common stock to five persons who exercised conversion rights pursuant to a promissory note held by them with a total outstanding note balance of $50,000. The exchange shares were issued pursuant to Rule 506 of Regulation D and other exemptions. The foregoing shares were restricted securities and were issued to accredited investors who acquired the securities based upon their representations that they were purchasing for their own account and not for resale. The note converted was originally issued to Wescor in 2004 and was acquired by the five purchasers from Wescor in September, 2006 in a private purchase. The purpose of the note sale was to provide cash to Wescor. Wescor then loaned to MicroCor sufficient funds to enable Microcor to pay one half of the minimum royalty owing to InMedica under the Joint Development Agreement. Funds from the minimum royalty will be used by InMedica to fund administrative expenses of the Company. Repayment of the loan to Wescor by MicroCor is secured by a 20% security interest in any future revenues from the sale of the hematocrit technology by MicroCor, until the loan is repaid in full.


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

                           (10) Loan Agreement between Wescor, Inc. and MicroCor, Inc. dated as of March 6, 2006 incorporated by reference to the Company's Form 10QSB filed November 13, 2006.

                           (10) Security Agreement between Wescor, Inc. and MicroCor, Inc. dated, March 6, 2006 incorporated by reference to the Company's Form 10QSB filed November 13, 2006.

                           (10) Promissory Note of MicroCor, Inc. dated March 6, 2006 incorporated by reference to the Company's Form 10QSB filed November 13, 2006.

                           (21) Subsidiaries of the Company (MicroCor, Inc., a Utah corporation)

                           (31.1) Sarbanes-Oxley Section 302 Certification - Ralph Henson

                           (31.1) Sarbanes- Oxley Section 302 Certification-Richard Bruggeman

                           (32.1)   Sarbanes-Oxley Section 906 Certification


(b) Reports on Form 8-K. None

ITEM 14. Principal Accountant Fees and Services

         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2006 and 2005:

           Service                  2006                   2005
------------------------------------------------    -------------------
Audit Fees                        $14,350                   $15,035
Audit-Related Fees                   -
Tax Fees                              596                      500
All Other Fees                       -
                             -------------------    -------------------
Total                             $14,946                   $15,535
                             ===================    ===================


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

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions.

AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS. The Audit Committee, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee pre-approved 100% of the Company's 2005 and 2006 audit fees, audit-related fees, tax fees, and all other fees.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        INMEDICA DEVELOPMENT CORPORATION

  Date:  March 29,  2007                          By /s/ Ralph Henson
                                                  RALPH HENSON, President
                                                  & Chief Executive Officer

                                                  By /s/ Richard Bruggeman
                                                  RICHARD BRUGGEMAN
                                                  Chief Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Larry E. Clark                                         DATE:  March 29, 2007
LARRY E. CLARK, Director


/s/ Richard Bruggeman                                      DATE:  March 29, 2007
RICHARD BRUGGEMAN, Director


/s/ Ralph Henson                                           DATE:  March 29, 2007
RALPH HENSON, Director


/s/ Sheng Jung Chiang                                      DATE:  March 29, 2007
SHENG JUNG CHIANG,  Director


/s/ Mao-Song Lee                                           DATE:  March 29, 2007
Mao-Song Lee, Director

                EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
                FORM 10KSB - FOR THE YEAR ENDED DECEMBER 31, 2006

Exhibit 31.1 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 - Ralph Henson

Exhibit 31.2 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 - Richard Bruggeman

Exhibit 32.1 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002