Form 10QSB
period 2007-03-31
INMEDICA DEVELOPMENT CORP
filed 2007-05-15
CIK 726037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
         X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2007

       [] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from to
                         Commission file number: 0-12968

                        InMedica Development Corporation
        (Exact name of small business issuer as specified in its charter)

             UTAH                                           87-0397815
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                         825 North 300 West, Suite N132
                           Salt Lake City, Utah 84103
                    (Address of principal executive offices)

                                 (801) 521-9300
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes v No ??

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ?? No v

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,629,493 shares of $.001 par value common stock as of May 12, 2007

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET



                              ASSETS
                              ------
                                              As of
                                             March 31,
                                              2007
                                           (Unaudited)
                                           -----------

        CURRENT ASSETS:
           Cash & cash equivalents          $   19,112
           Accounts receivable                     200
           Prepaid expenses and other              200
                                             ----------
                Total current assets            19,512

        EQUIPMENT AND FURNITURE,
          at cost, less accumulated
          depreciation of $254,486                 735
                                             ----------

                 Total assets                $   20,247
                                            ==========
















            See notes to consolidated financial statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (Continued)



             LIABILITIES AND STOCKHOLDERS' EQUITY
            -------------------------------------
                                                          As of
                                                         March 31,
                                                           2007
                                                          ------
                                                        (Unaudited)
         CURRENT LIABILITIES:
           Related party consulting fees payable       $    60,000
           Note payable                                    129,284
           Accrued interest                                  5,624
           Related party royalty payable                    43,333
           Preferred stock dividend payable                 43,503
                                                      ------------
                Total current liabilities                  281,744
                                                      ------------

            MINORITY INTEREST                            (117,210)
                                                      ------------

        STOCKHOLDERS' EQUITY:
           Preferred stock, 10,000,000
            shares authorized; Series A
            preferred stock, cumulative and
            convertible, $4.50 par value,
            1,000,000 shares designated,
            21,016 shares issued and
            outstanding                                     94,573
           Common stock, $.001 par value;
            40,000,000 shares authorized,
            18,629,493 issued and outstanding               18,629
           Additional paid-in capital                    8,426,839
           Accumulated deficit                          (8,684,328)
                                                        ----------
                 Total stockholders equity                 (144,287)
                                                        ----------
                Total liabilities and
                 stockholders' equity                   $   20,247
                                                        ==========










            See notes to consolidated financial statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Three
                                               Months Ended
                                                 March 31,
                                             2007        2006
                                           --------    --------
                                                (Unaudited)
          TOTAL ROYALTY REVENUES            $   -0-         -0-
                                           --------    --------

          OPERATING EXPENSES:
            General and
              administrative                 52,887      34,654
            Research and
             development                        -0-         -0-
                                           --------    --------
              Total operating expenses       52,887      34,654
                                           --------    --------

          LOSS FROM OPERATIONS              (52,887)    (34,654)
                                           --------    --------

          OTHER (EXPENSE) INCOME
            Other (expense) income, net      (2,714)        107
                                           --------    --------
             Total other (expense) income    (2,714)        107
                                           --------    --------

          LOSS BEFORE MINORITY INTEREST     (55,601)    (34,547)

          MINORITY INTEREST                  23,848       1,762
                                           --------    --------
              NET LOSS                      (31,753)    (32,785)

              PREFERRED STOCK DIVIDENDS      (1,892)     (1,892)
                                           --------    --------

          NET LOSS APPLICABLE TO
           COMMON STOCKHOLDERS             $(33,645) $ (34,677)
                                           ========   =========
          NET LOSS PER COMMON SHARE
            (BASIC AND DILUTED)            $   (.00)  $   (.00)
                                           ========   ========

          Weighted average number
           of common shares outstanding   18,629,493  18,129,493
                                           =========  =========






            See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     For the Three
                                                     Months Ended
                                                      March 31,
                                                    2007       2006
                                                  --------   --------
                                                      (Unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                  $ (31,753) $( 32,785)
       Adjustments to reconcile net
         loss to net cash used in
         operating activities-
           Depreciation and amortization               123        155
           Interest income from amortization
             or discount on notes receivable           -0-       (335)
           Minority interest in losses             (23,848)    (1,762)
           Change in assets and liabilities
             Account receivable                       (200)       -0-
             Consulting fee payable to
               related party                         6,000      6,000
             Royalty payable to
               Related party                        10,000        -0-
             Accounts payable                          -0-      3,762
             Accrued interest payable                2,713        229
             Accrued payroll and related taxes         -0-     (5,553)
                                                  --------   --------
                Net cash used in
                  operating activities             (36,965)   (30,289)
                                                  --------   --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from note receivable                   -0-     45,000
                                                 ---------  ---------
                 Net cash provided by
                   investing activities                -0-     45,000
                                                 ---------  ---------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes payable                  21,998     13,250
       Payments on notes payable                       -0-     (9,000)
       Proceeds from sale of common stock              -0-        -0-
                                                  --------  ---------
                Net cash provided by
                  financing activities              21,998      4,250
                                                  --------   --------



           See notes to consolidated financial statements.

                INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                      For the Three
                                                       Months Ended
                                                         March 31,
                                                      2007      2006
                                                   ---------- -------
                                                      (Unaudited)


   NET INCREASE IN CASH                          (14,967)      18,961

   CASH AT BEGINNING OF PERIOD                    34,079       51,885
                                                 -------     --------

   CASH AT END OF PERIOD                        $ 19,112      $70,846
                                                 =======      =======































          See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       Basis of Presentation

The accompanying unaudited consolidated financials statements of InMedica Development Corporation and its majority owned subsidiary, MicroCor, Inc. (collectively the Company) have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated a net loss of $31,753 and $32,785 for the three month periods ended March 31, 2007 and 2006, respectively, and negative cash flows from operations of $36,965 and $30,289 for the three month periods ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the Company had an accumulated deficit of $8,684,328. At March 31, 2007, the Company had a stockholder's deficit of $144,287. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes working with Wescor to complete research, development and, if warranted, marketing of its hematocrit technology and/or pursuing other strategic alliances and licensing agreements such as the current Agreement with Wescor, Inc. See Item 2
- "Management's Discussion and Analysis."

The accompanying consolidated financial statements of the Company are unaudited. However, in management's opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation of results for the interim periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company's annual report on form 10-KSB for the year ended December 31, 2006.


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

PLAN OF OPERATION. During the 12 months beginning January, 2007 the Company's plan of operation is to work cooperatively with Wescor in the development and possible demonstration of the Company's portable hematocrit device to other companies. In connection with this effort, the Company will require confidentiality agreements from parties to which disclosure is made and will allow such parties to informally evaluate the technology in order to determine their interest. During 2007, Wescor is expected to fund the research and development efforts of MicroCor pursuant to the Joint Development Agreement. During 2004 and 2005, the Company borrowed from Wescor in order to meet operating expenses and may need to rely on borrowing in the future to meet obligations. While the Company has in the past borrowed from affiliates, such borrowing may not be available in the future to meet obligations and fund continued research and development. If necessary, InMedica will look for other funding sources.

LIQUIDITY AND CAPITAL RESOURCES.

The funds generated from the sale of stock in 2001 were the sole source of the Company's cash flow from May 10, 2001 until December 31, 2003 and were sufficient to meet the Company's operating expenses through December 31, 2003. During the years 2004 and 2005 liquidity was generated by borrowings from Wescor and from the proceeds of the sale of MicroCor stock to Wescor, Inc., a Utah based medical technology company that agreed to conduct additional research on and development of the Company's hematocrit technology pursuant to the Joint Development Agreement dated September 7, 2004 (the "Agreement"). Liquidity was also generated from sales of restricted stock to members of management. The Company has funded the expenses of its administrative operations during 2006 and the first five months of 2007 with funds from a partially deferred minimum royalty paid to InMedica by MicroCor. The minimum royalty due InMedica is based upon terms of the Joint Development Agreement and is $160,000 per year. However, under the reduced minimum royalty arrangement, MicroCor borrowed funds from Wescor to make one half of the minimum royalty payment and InMedica agreed to defer the balance of the minimum royalty payment. Repayment of the loan to Wescor by MicroCor is secured by a 20% security interest in any future revenues from the sale of the hematocrit technology by MicroCor, until the loan is repaid in full. MicroCor is presently discussing with Wescor an additional loan to pay one half the minimum royalty owing to InMedica during the balance of 2007. The Company will also seek additional sources of funding to pay administrative expenses for the balance of the year.

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

RESULTS OF OPERATIONS.

InMedica incurred net losses from operations during the three month periods ended March 31, 2007 and 2006. The Company had an accumulated deficit of $8,684,328 as of March 31, 2007 and no revenues from operations are expected in the foreseeable future. The net loss from operations for the three month period ended March 31, 2006 decreased slightly to $31,753 compared to the net loss of $32,785 for 2006. Expenses should remain constant during 2007.

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

                            INMEDICA DEVELOPMENT CORPORATION


                            /s/ Ralph Henson
                            --------------------------
                            By Ralph Henson, President


                            /s/ Richard Bruggeman
                            --------------------------
                            By Richard Bruggeman, Treasurer


Date:  May 12, 2007

                EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
                           FORM 10QSB - MARCH 31, 2007

EXHIBIT NUMBER            DESCRIPTION

         31.1     Section 302 Certifications of Ralph Henson

         31.2     Section 302 Certifications of Richard Bruggeman

         32.2     Sarbanes-Oxley Section 906 Certification