Form 10QSB
period 2007-06-30
INMEDICA DEVELOPMENT CORP
filed 2007-08-14
CIK 726037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
     X QUARTERLY REPORT UNER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended: June 30, 2007

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from to
                         Commission file number: 0-12968

                        InMedica Development Corporation
        (Exact name of small business issuer as specified in its charter)

            UTAH                                           87-0397815
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,629,493 shares of $.001 par value common stock as of August 8, 2007

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                              ASSETS
                              ------
                                              As of
                                             June 30,
                                              2007
                                           (Unaudited)
                                           -----------

        CURRENT ASSETS:
           Cash & cash equivalents          $    5,365
           Accounts receivable                      90
           Prepaid expenses and other              200

                                             ----------
                Total current assets             5,655


        EQUIPMENT AND FURNITURE,
          at cost, less accumulated
          depreciation of $254,610                 612

                                            ----------


                Total assets                $    6,267
                                            ==========





















            See notes to consolidated financial statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------

                                                          As of
                                                         June 30,
                                                           2007
                                                          ------
                                                       (Unaudited)

        CURRENT LIABILITIES:
           Related party consulting fees payable       $    66,000
           Note payable                                    133,785
           Accrued interest                                  8,783
           Related party royalty payable                    53,333
           Preferred stock dividend payable                 45,394
                                                      ------------

                Total current liabilities                  307,295
                                                       -----------

            MINORITY INTEREST                            (142,283)
                                                       -----------

        STOCKHOLDERS' EQUITY:
           Preferred stock, 10,000,000
            shares authorized; Series A
            preferred stock, cumulative and
            convertible, $4.50 par value,
            1,000,000 shares designated,
            21,016 shares issued and
            outstanding                                     94,573
           Common stock, $.001 par value;
            40,000,000 shares authorized,
            18,629,493 issued and outstanding               18,629
           Additional paid-in capital                    8,426,839
           Accumulated deficit                          (8,698,786)
                                                        ----------

                Total stockholders equity                 (158,745)
                                                        ----------
                Total liabilities and
                 stockholders' equity                   $    6,267
                                                        ==========











            See notes to consolidated financial statements

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For the Three            For the Six
                                     Months Ended            Months Ended
                                       June 30,                June 30,
                                  2007         2006        2007        2006
                                    (Unaudited)              (Unaudited)

TOTAL ROYALTY REVENUES        $      -     $    -     $      -     $     -
                              -----------  ---------- ------------ ----------

OPERATING EXPENSES:
  General and
    administrative                 34,481     67,924       87,368    102,578
  Research and
    development                       -          -            -          -
                              -----------  ---------- -----------  --------

  Total operating expenses         34,481     67,924       87,368    102,578
                              -----------  ---------- ------------ ---------


LOSS FROM OPERATIONS              (34,481)   (67,924)     (87,368)  (102,578)
                              -----------  ---------  -----------  ---------

OTHER EXPENSE:
  other expense, net               (3,159)      (444)      (5,873)     (337)
                              -----------  --------- ------------ ---------

  Total other expense, net         (3,159)      (444)      (5,873)     (337)
                              -----------  ---------  -----------  --------


LOSS BEFORE MINORITY INTEREST     (37,640)   (68,368)     (93,241)  (102,915)

MINORITY INTEREST                  25,073     35,150       48,921     36,912
                              ----------- ----------  ----------- ----------

NET LOSS                          (12,567)   (33,218)     (44,320)   (66,003)

PREFERRED STOCK DIVIDENDS          (1,891)    (1,891)      (3,783)    (3,783)
                              ----------- ----------  ----------- ----------

NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS             (14,458)   (35,109)     (48,103)   (69,786)

NET LOSS PER COMMON SHARE
  (BASIC AND DILUTED)          $      -        -       $      -    $     -_
                              =========== ===========  =========== ==========

Weighed average number
  of common shares
  outstanding                  18,629,493  18,129,493   18,629,493 18,129,493







            See notes to consolidated financial statements.

                 INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the Six
                                                     Months Ended
                                                       March 31,
                                                    2007       2006
                                                  --------   --------
                                                      (Unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                  $ (44,320) $( 66,003)
       Adjustments to reconcile net
         loss to net cash used in
         operating activities-
           Depreciation and amortization               246        313
           Interest income from amortization
             or discount on notes receivable           -0-       (335)
           Minority interest in losses             (48,921)   (36,912)
           Change in assets and liabilities
             Account receivable                        (90)       -0-
             Consulting fee payable to
               related party                        12,000     12,000
             Royalty payable to
               Related party                        20,000     13,333
             Accounts payable                          -0-      3,351
             Accrued interest payable                5,873        583
             Accrued payroll and related taxes         -0-     (5,553)
                                                  --------   --------
                Net cash used in
                  operating activities             (55,212)   (79,223)
                                                  --------   --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from note receivable                   -0-     45,000
                                                 ---------  ---------
                       Net cash provided by
                         investing activities          -0-     45,000
                                                 ---------  --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes payable                  26,498     23,250
       Payments on notes payable                       -0-     (7,783)
                                                  --------   --------
                Net cash provided by
                  financing activities              26,498     15,467
                                                  --------   --------







           See notes to consolidated financial statements.

                INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                       For the Six
                                                       Months Ended
                                                         June 30,
                                                     2007       2006
                                                   ---------- -------
                                                       (Unaudited)


   NET DECREASE IN CASH                          (28,714)     (18,756)

   CASH AT BEGINNING OF PERIOD                    34,079       51,885
                                                 -------     --------

   CASH AT END OF PERIOD                        $  5,365      $33,129
                                                 =======      =======






































          See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       Basis of Presentation

The accompanying unaudited consolidated financials statements of InMedica Development Corporation and its majority owned subsidiary, MicroCor, Inc. (collectively the Company) have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated a net loss of $44,320 and $66,003 for the six month periods ended June 30, 2007 and 2006, respectively, and negative cash flows of $28,714 and $18,756 for the six month periods ended June 30, 2007 and 2006, respectively. As of June 30, 2007, the Company had an accumulated deficit of $8,698,786. At June 30, 2007, the Company had a stockholder's deficit of $158,745. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management's operating plan includes working with Wescor to complete research, development and, if warranted, marketing of its hematocrit technology and/or pursuing other strategic alliances and licensing agreements such as the current Agreement with Wescor, Inc. See Item 2 - "Management's Discussion and Analysis."

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

LIQUIDITY AND CAPITAL RESOURCES.

The funds generated from the sale of stock in 2001 were the sole source of the Company's cash flow from May 10, 2001 until December 31, 2003 and were sufficient to meet the Company's operating expenses through December 31, 2003. During the years 2004 and 2005 liquidity was generated by borrowings from Wescor and from the proceeds of the sale of MicroCor stock to Wescor, Inc., a Utah based medical technology company that agreed to conduct additional research on and development of the Company's hematocrit technology pursuant to the Joint Development Agreement dated September 7, 2004 (the "Agreement"). Liquidity was also generated from sales of restricted stock to members of management. The Company has funded the expenses of its administrative operations during 2006 and the first eight months of 2007 with funds from a partially deferred minimum royalty paid to InMedica by MicroCor. The minimum royalty due InMedica is based upon terms of the Joint Development Agreement and is $160,000 per year. However, under the reduced minimum royalty arrangement, MicroCor borrowed funds from Wescor to make one half of the minimum royalty payment and InMedica agreed to defer the balance of the minimum royalty payment. Repayment of the loan to Wescor by MicroCor is secured by a 20% security interest in any future revenues from the sale of the hematocrit technology by MicroCor, until the loan is repaid in full. MicroCor is presently discussing with Wescor an additional loan to pay one half the minimum royalty owing to InMedica during the balance of 2007. The Company will also seek additional sources of funding to pay administrative expenses for the balance of the year.

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

RESULTS OF OPERATIONS.

InMedica incurred net losses from operations during the three and six month periods ended June 30, 2007 and 2006. The Company had an accumulated deficit of $8,698,786 as of June 30, 2007 and no revenues from operations are expected in the foreseeable future. The net loss from operations for the three and six month periods ended June 30, 2006 decreased to $12,567 and $44,320, respectively, compared to the net loss of $33,218 and $66,003 for 2006. The decrease in the net loss from operations resulted in an overall reduction of expenses for the three and six months ended June 30, 2007.

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

(31.2) Sarbanes-Oxley Section 302 Certification- Richard Bruggeman

(32.1) Sarbanes-Oxley Section 906  Certification

 Reports on Form 8-K: None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INMEDICA DEVELOPMENT CORPORATION


                            /s/ Ralph Henson
                            ------------------------------
                            By Ralph Henson, President


                            /s/ Richard Bruggeman
                            ------------------------------
                           By Richard Bruggeman, Treasurer


Date:  August 14, 2007

                EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
                           FORM 10QSB - JUNE 30, 2007

EXHIBIT NUMBER            DESCRIPTION

         31.1     Section 302 Certifications of Ralph Henson

         31.2     Section 302 Certifications of Richard Bruggeman

         32.2     Sarbanes-Oxley Section 906 Certification