Form 10QSB
period 2007-09-30
INMEDICA DEVELOPMENT CORP
filed 2007-11-13
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)
√ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  September 30, 2007

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to
Commission file number: 0-12968

InMedica Development Corporation
(Exact name of small business issuer as specified in its charter)

UTAH	87-0397815
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

825 North 300 West, Suite N132
Salt Lake City, Utah 84103
(Address of principal executive offices)

(801) 521-9300
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes √ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No √

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,629,493 shares of $.001 par value common stock as of November 9, 2007

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

ASSETS
As of
September 30,
2007
(Unaudited)
CURRENT ASSETS:
Cash & cash equivalents	$5,834
Accounts receivable	90
Prepaid expenses and other	200

Total current assets	6,124

EQUIPMENT AND FURNITURE,
at cost, less accumulated at cost, less accumulated	488

Total assets	$6,612

See notes to consolidated financial statements

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
As of
September 30,
2007
(Unaudited)
CURRENT LIABILITIES:
Related party consulting fees payable	$72,000
Accounts payable	2,538
Note payable	177,784
Accrued interest	12,020
Related party royalty payable	63,333
Preferred stock dividend payable	47,286
Total current liabilities	374,961

MINORITY INTEREST	(167,042)

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized;
Series A preferred stock, cumulative and
convertible, $4.50 par value, 1,000,000 shares
designated, 21,016 shares issued and outstanding	94,573
Common stock, $.001 par value;
40,000,000 shares authorized,
18,629,493 issued and outstanding	18,629
Additional paid-in capital	8,426,839
Accumulated deficit	(8,741,348)
Total stockholders equity	(201,307)

Total liabilities and stockholders' equity	$6,612

See notes to consolidated financial statements

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
TOTAL ROYALTY REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
General and	61,183	48,618	148,551	151,196
administrative
Research and	1,009	-	1,009	-
development

Total operating expenses	62,192	48,618	149,560	151,196

LOSS FROM OPERATIONS	(62,192)	(48,618)	(149,560)	(151,196)

OTHER EXPENSE:
other expense, net	(3,237)	(480)	(9,110)	(817)

Total other expense, net	(3,237)	(480)	(9,110)	(817)

LOSS BEFORE MINORITY INTEREST	(65,429)	(49,098)	(158,670)	(152,013)

MINORITY INTEREST	24,759	25,428	73,680	62,340

NET LOSS	(40,670)	(23,670)	(84,990)	(89,673)

PREFERRED STOCK DIVIDENDS	(1,891)	(1,891)	(5,674)	(5,674)

NET LOSS APPLICABLE TO
COMMON STOCKHOLDERS	(42,561)	(25,561)	(90,664)	(95,347)
NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$-	$-	$-	$-
Weighed average number
of common shares
outstanding	18,629,493	18,134,928	18,629,493	18,131,325

See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine
	Months Ended
	September 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(84,990)	$(89,673)
Adjustments to reconcile net
loss to net cash used in
operating activities-
Depreciation and amortization	370	470
Interest income from amortization
or discount on notes receivable	-	(335)
Minority interest in losses	(73,680)	(62,340)
Change in assets and liabilities
Account receivable	(90)	-
Consulting fee payable to
related party	18,000	18,000
Royalty payable to
Related party	30,000	23,333
Accounts payable	2,538	(477)
Accrued interest payable	9,110	988
Accrued payroll and related taxes	-	(5,553)

Net cash used in
operating activities	(98,742)	(115,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from note receivable	-	45,000
Net cash provided by
investing activities	-	45,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	70,497	32,950
Payments on notes payable	-	(8,912)

Net cash provided by
financing activities	70,497	24,038

See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Nine
	Months Ended
	September 30,
	2007	2006
	(Unaudited)
NET DECREASE IN CASH	(28,245)	(46,549)

CASH AT BEGINNING OF PERIOD	34,079	51,885

CASH AT END OF PERIOD	$5,834	$5,336

See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.Basis of Presentation

The accompanying unaudited consolidated financials statements of InMedica Development Corporation and its majority owned subsidiary, MicroCor, Inc. (collectively the Company) have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company generated a net loss of $84,990 and $89,673 for the nine month periods ended September 30, 2007 and 2006, respectively, and negative cash flows from operations of $28,245 and $46,549 for the nine month periods ended September 30, 2007 and 2006, respectively.  As of September 30, 2007, the Company had an accumulated deficit of $8,741,348.  At September 30, 2007, the Company had a stockholder’s deficit of $201,307.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.  Management’s operating plan includes working with Wescor to complete research, development and, if warranted, marketing of its hematocrit technology and/or pursuing other strategic alliances and licensing agreements such as the current Agreement  with Wescor, Inc.  See Item 2 – “Management’s Discussion and Analysis.”

The accompanying consolidated financial statements of the Company are unaudited. However, in management’s opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation of results for the interim periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year.   These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company’s annual report on form 10-KSB for the year ended December 31, 2006.

2.Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of InMedica and MicroCor.   All material inter-company accounts and transactions have been eliminated.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Actual results could differ from those estimates.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Overview.  Since 1989, the Company has engaged in research and development  of a device  to  measure  hematocrit  non-invasively (the  "Non-Invasive  Hematocrit Technology" and/or the "Technology") and fund raising to finance the payment of research, development and administrative expenses.  Hematocrit is the percentage of red blood cells in a given volume of human blood.  Research, development and administrative expenses of the Company relating to the Technology were funded during the 1990’s by borrowing and by royalty revenues from the sale of a portable ECG monitor which incorporated Company technology.   The monitor was marketed by Critikon, Inc., then a Johnson and Johnson subsidiary.   However Critikon discontinued the monitor in 2001 and InMedica has not since had revenues from operations.  During 2001 the Company and its subsidiary, MicroCor, Inc. sold restricted common stock to Chi Lin Technologies, Ltd. of the Republic of China (Taiwan) for $1,000,000 and used the funds to continue funding of research, development and administrative expenses.   Chi Lin also signed a development agreement under which it performed or financed the Company’s primary research and development effort conducted initially in Taiwan and later in the United States. When remaining funds from the stock sale were expended during 2003, the Company began searching for additional funding and/or a partner to conduct additional research and development. The Company’s officers and Chairman also agreed to the accrual of their wages and consulting fees pending receipt of funds to pay those obligations.  In January 2005, the shareholders of the Company approved an Agreement with Wescor which provided additional funding for administrative expenses and provides for research and development of the Hematocrit Technology by Wescor.

Plan of Operation.    During the 12 months beginning January, 2007 the Company’s plan of operation is to work cooperatively with Wescor in the development and possible demonstration to other companies of the Company’s portable hematocrit device.  In connection with this effort, the Company will require confidentiality agreements from parties to which disclosure is made and will allow such parties to informally evaluate the technology in order to determine their interest.  During 2007, Wescor is expected to fund the research and development efforts of MicroCor pursuant to the Joint Development Agreement.  During 2004 and 2005, the Company borrowed from Wescor in order to meet operating expenses and may need to rely on borrowing in the future to meet obligations.  While the Company has in the past borrowed from affiliates, such borrowing may not be available in the future to meet obligations and fund continued research and development.  If necessary, InMedica will look for other funding sources.

Liquidity and Capital Resources.

The funds generated from the sale of stock in 2001 were the sole source of the Company’s cash flow from May 10, 2001 until December 31, 2003 and were sufficient to meet the Company’s operating expenses through December 31, 2003. During the years 2004 and 2005 liquidity was generated by borrowings from Wescor and from the proceeds of the sale of MicroCor stock to Wescor, Inc., a Utah based medical technology company that agreed to conduct additional research on and development of the Company’s hematocrit technology pursuant to the Joint Development Agreement dated September 7, 2004 (the “Agreement”).  Liquidity was also generated from sales of restricted stock to members of management.  The Company has funded the expenses of its administrative operations during 2006 and the first ten months of 2007 with funds from a partially deferred minimum royalty paid to InMedica by MicroCor.  The minimum royalty due InMedica is based upon terms of the Joint Development Agreement and is $160,000 per year.  However, under the reduced minimum royalty arrangement, MicroCor borrowed funds from Wescor to make one half of the minimum royalty payment and InMedica agreed to defer the balance of the minimum royalty payment.  Repayment of the loan to Wescor by MicroCor is secured by a 20% security interest in any future revenues from the sale of the hematocrit technology by MicroCor, until the loan is repaid in full.  MicroCor is presently discussing with Wescor an additional loan to pay one half the minimum royalty owing to InMedica during the balance of 2007.  The Company will also seek additional sources of funding to pay administrative expenses for the balance of the year.

During September, 2005, MicroCor issued 500,000 shares of restricted stock to Wescor pursuant to the Agreement in consideration of development of a prototype for the hematocrit technology.   Future research and development efforts of Wescor will continue to be compensated through additional issuances of MicroCor stock to Wescor pursuant to the Agreement. Among other things, the Agreement may result in the disposition of InMedica’s ownership of its remaining stock ownership of MicroCor, Inc., which holds all of the hematocrit patents, business and intellectual property.  However, if Wescor is successful in completing development, the regulatory approvals and product introduction into the marketplace, the Company will be entitled to a royalty on sales of the product.

Results of Operations.

InMedica incurred net losses from operations during the three and nine month periods ended September 30, 2007 and 2006.  The Company had an accumulated deficit of $8,741,348 as of September 30, 2007 and no revenues from operations are expected in the foreseeable future.  The net loss from operations for the three and nine month periods ended September 30, 2007 was $40,670 and $84,990, respectively, compared to the net loss of $23,670 and $89,673 for the same periods in  2006.  The increase in the net loss from operations for the three month period ended September 30, 2007, resulted from payment of prior unaccrued wages and travel related expenses.

Item 3: CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation required by paragraph (b) of Section 240.13a-15 or 240.15d-15 of the Rules of the Securities Exchange Act of 1934, conducted as of the end of the period covered by this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e or 240.15d-15(e)) have functioned effectively.   For purposes of this Item, the term disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Section 240.13a-15 or 240.15d-15 of the Rules of the Securities Exchange Act of 1934, that occurred during the Company’s last fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings:  None

Item 2.                            Unregistered Sales of Equity Securities and Use of Proceeds:   None during the period covered by this report.

Item 3.  Defaults Upon Senior Securities: None

Item 4.   Submission of Matters to a Vote of Security Holders:  None

Item 5.   Other Information:
                  The disclosure on the facing sheet of this Form 10QSB that the Company is not a “shell company” as defined in Rule 12b-2 of the Rules of the Securities Exchange Act of 1934, is based on the Company’s conclusion that it has more than “nominal operations” as described in Rule 12b-2.   The Company’s operations consist of ongoing operating expenses reported in its statement of operations, paid employees, a stated business purpose of development of the hematocrit technology, a history of pursuing this purpose, a past history of revenues from operations and ongoing research and development conducted by its majority-owned subsidiary, MicroCor, Inc.    In the event the Company were determined to be a “shell company,” it would be precluded from using Form S-8 to register securities issued to employees and would be required to make certain disclosures on Form 8-K regarding any transaction that causes it to cease being a shell company.  Such disclosures consist of filings with the Securities and Exchange Commission of the same type of information that would be required to be filed in registering a class of securities under the Exchange Act.   Examples of transactions that could cause a company to cease to be a shell company include a “reverse acquisition” or “back door registration” of a “shell company” with an operating company.  The effect of such disclosure requirement is to increase the disclosure requirements for the non-reporting or non-registered company in a “reverse acquisition” or “back door registration” as more fully described in SEC Release Nos. 33–8587 and 34–52038.  The Company has no present plans or commitments to engage in a “reverse acquisition,” “back door registration” or similar transaction or to register stock on Form S-8.

Item 6.   Exhibits:
(31.1)	Sarbanes-Oxley Section 302 Certification – Ralph Henson

(31.2)	Sarbanes- Oxley Section 302 Certification- Richard Bruggeman

(32.1)	Sarbanes-Oxley Section 906 Certification

Reports on Form 8-K: None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INMEDICA DEVELOPMENT CORPORATION

                            /s/ Ralph Henson
                            By Ralph Henson, President

                            /s/ Richard Bruggeman
                           By Richard Bruggeman, Treasurer

Date:  November 9, 2007

EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
FORM 10QSB – SEPTEMBER 30, 2007

EXHIBIT NUMBER DESCRIPTION

31.1 Section 302 Certifications of Ralph Henson
31.2 Section 302 Certifications of Richard Bruggeman
32.2 Sarbanes-Oxley Section 906 Certification