Form 10-K
period 2007-12-31
INMEDICA DEVELOPMENT CORP
filed 2008-03-31
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
√  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2007

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to_________

Commission file number 0-12968

INMEDICA DEVELOPMENT CORPORATION
(Name of small business issuer in its charter)

Utah	87-0397815
(State of Incorporation)	(I.R.S. Employer Identification No.)

825 North 300 West, Suite N132
Salt Lake City, Utah 84103
(801) 521-9300

Securities Registered Pursuant to Section 12(g) of the Act:
Title of Each Class	Name of Each Exchange on which Registered

Common Stock, $.001 par value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     [  ] Yes     [√] No

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act     [  ] Yes     [√] No

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [√] Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [√]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitioins of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [√]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     No √ 1

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:  $1,043,208 based on 8,693,402 non affiliate shares outstanding at $.12 per share, which is the average bid and asked price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,629,493 shares of common stock, $.001 par value as of March 5, 2008

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).         None

1 -  See discussion under “Government Regulation”

PART   I

Item 1. Business.

General.   InMedica Development Corporation ("InMedica" or the “Company”) was incorporated as a Utah corporation on June 16, 1983.  In 1985 the Company acquired MicroCor, Inc., a Utah corporation (“MicroCor”) engaged in the development of certain medical technology products. During the last fiscal year, MicroCor, a 57% owned subsidiary of the Company, continued to engage in research and development on MicroCor’s hematocrit technology (see “Product Development”) pursuant to the Joint Development Agreement (the “Agreement”) with Wescor, Inc. (“Wescor”).   Wescor assumed day to day management of MicroCor as of September 7, 2004, however InMedica has the right to appoint three of five directors of MicroCor.    InMedica and MircoCor received no revenues from operations during the last fiscal year.  (See "Results of Operations").

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

Product Development. For the past 18 years, the Company has conducted research or engaged in fund raising to support research and development of a method for measuring hematocrit non-invasively (without drawing blood) and has applied for patents covering this technology. Hematocrit is the percentage of blood volume made up by red blood cells and is a common laboratory test performed invasively by drawing a blood sample from the patient.   During May 1997, the Company employed Dr. Gail Billings, a bio-medical researcher and, effective August 29, 1997, the Company engaged Medical Physics, Inc., a biomedical research company located in Salt Lake City, Utah to conduct further research and development on the project. The researchers engaged in additional research through 1998. During 1999, the researchers completed production of a transportable prototype device for use in demonstrating the technology.  During 2001, the Company entered into a Development, Licensing and Manufacturing Agreement with Chi Lin Technologies Co. Ltd. for further development of the technology, which has now been superseded by the Agreement with Wescor.   To date the research and development of MicroCor, its various engineers, affiliates and contractors has not completed a prototype suitable for commercialization.    The Company believes the Wescor prototype has been designed and constructed to meet the regulatory requirements for clinical trials which may be required to obtain regulatory approval for marketing, however, the

Company’s view is that while the design and construction may meet regulatory requirements, there is no certainty that the device would perform with the accuracy needed for approval.  As a result, Wescor continues development work to improve the performance of MicroCor’s device to within parameters likely to result in regulatory approval for marketing.

Government Regulation.   Medical products may be subject to regulation by the Food and Drug Administration (the "FDA") pursuant to the Federal Food, Drug and Cosmetic Act and other federal and state laws regarding the regulation, manufacture and marketing of products in which InMedica may be involved. The laws of foreign nations may also apply to any international marketing of such products. To the extent InMedica has acquired or developed an interest in medical products or the companies manufacturing such products, InMedica's business may be indirectly affected by such regulation. Testing of MicroCor’s non-invasive hematocrit technology is subject to prior approval and supervision of an Internal Review Board of a medical facility overseeing the testing. Marketing of any new product line that might be developed based on the Company's non-invasive hematocrit device would be subject to prior approval by the FDA.

The disclosure on the facing sheet of this Form 10-K that the Company is not a “shell company” as defined in Rule 12b-2 of the Rules of the Securities Exchange Act of 1934, is based on the Company’s conclusion that it has more than “nominal operations” as described in Rule 12b-2.   The Company’s operations consist of ongoing operating expenses reported in its statement of operations, paid employees, a stated business purpose of development of the hematocrit technology, a history of pursuing this purpose, a past history of revenues from operations and ongoing research and development conducted by its majority-owned subsidiary, MicroCor, Inc.    In the event the Company were determined to be a “shell company,” it would be precluded from using Form S-8 to register securities issued to employees and would be required to make certain disclosures on Form 8-K regarding any transaction that causes it to cease being a shell company.  Such disclosures consist of filings with the Securities and Exchange Commission of the same type of information that would be required to be filed in registering a class of securities under the Exchange Act.   Examples of transactions that could cause a company to cease to be a shell company include a “reverse acquisition” or “back door registration” of a “shell company” with an operating company.  The effect of such disclosure requirement is to increase the disclosure requirements for the non-reporting or non-registered company in a “reverse acquisition” or “back door registration” as more fully described in SEC Release Nos. 33–8587 and 34–52038.  The Company has no present plans or commitments to engage in a “reverse acquisition,” “back door registration” or similar transaction or to register stock on Form S-8.

Patents. As of December 12, 1995, the Company's application for a patent entitled "Method and Apparatus for Non-Invasively Determining Hematocrit," was allowed by the U.S. Patent Office and the Patent issued on June 18, 1996 with a term of 17 years. The Company was also issued an additional patent that claims priority from October 4, 1990, the date of filing of the Company's "Method and Apparatus for Non-Invasively Determining Hematocrit".  The patent term runs from October 4, 1990 for a period of 17 years and expired on October 4, 2007.   As of

October 3, 2000, the Company was issued a third patent called “System and Method for In-Vivo Hematocrit Measurement Using Impedance and Pressure Plethysmography."   In December, 2003, the Company received a Notice of Allowance of Claim from the U.S. Patent and Trademark office.   On July 20, 2004 MicroCor was issued a fourth patent: Patent 6,766,191 "System And Method For In-Vivo Hematocrit Measurement Using Impedance And Pressure Plethysmography."   All of the Company’s patents are now owned by MicroCor, pursuant to the Agreement with Wescor.

Raw Materials. Materials and electronic components used in the production and development of a hematocrit measuring device and like products are components readily available through various suppliers.

Competition.  InMedica is not presently a significant competitive factor in the medical products industry. The medical products industry is dominated by large and well established corporations with vastly greater financial and personnel resources than those of InMedica. There can be no assurance that the product in which InMedica has an interest will be successfully developed and able to compete profitably in the marketplace. Further, there is no assurance that MicroCor and Wescor will be able to complete research, development and marketing of MicroCor’s  hematocrit technology in advance of any competitors that may be developing competing technologies.

Research and Development Costs. Research and development costs for the two years ended December 31, 2007 and 2006 and , were $ 0 and $0 respectively.   The absence of research and development costs of the Company in 2007 and 2006 was the result of the assumption of research and development by Wescor pursuant to the Joint Development Agreement.  None of the expenses were incurred on customer-sponsored research activities relating to the development of new products.

Employees. InMedica had two part time employees as of December 31, 2007.

RISK FACTORS

Ownership of stock in the Company involves very high risk, as a result of the following risk factors:

1. Substantial Operating Losses.  Since InMedica commenced operations in 1983, it has incurred substantial operating losses and it has an accumulated deficit of $(8,768,227) as of December 31, 2007.  There is no assurance that profitable operations will be achieved in the future.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

(a) Price Range of Common Stock.

The Common Stock of InMedica is traded in the over-the-counter market and is quoted on the "FINRA OTC Bulletin Board". The table below sets forth, for the calendar quarters indicated, the high and low closing bid prices for the InMedica Common Stock as reported by the FINRA OTC Bulletin Board. These quotations represent prices between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

	Bid Price
Quarter Ended	High	Low

March 31, 2007	$.23	$.15
June 30, 2007	.17	.10
September 30, 2007	.17	.10
December 31, 2007	.13	.06

March 31, 2006	.26	.25
June 30, 2006	.25	.22
September 30, 2006	.25	.15
December 31, 2006	.21	.15

On March 5, 2008 there were approximately 519 record holders of the InMedica Common Stock. Such record holders do not include individual participants in securities position listings.   InMedica has not paid cash dividends on its Common Stock since organization.  For the foreseeable future, InMedica expects that earnings, if any, will be retained for use in the business or be used to retire obligations of the Company.

Four stockholders own an aggregate of 21,016 shares of the Company’s Series A Preferred Stock, which is 8% convertible preferred.  There is no public market for the Series A Preferred Stock.   Aggregate accumulated annual dividends payable on the preferred stock as of December 31, 2007 were $49,177.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation.    During the 12 months beginning January, 2008, the Company’s plan of operation is to continue to work cooperatively with MicroCor and Wescor in the development of the Company’s portable hematocrit device.  However, Wescor recently advised the Company and Chi Lin that its parent corporation is interested in shifting Wescor’s resources presently dedicated to the research and development of the Hematocrit Technology to other projects.  As a result, Wescor may be interested in bringing on a new partner to conduct research and development or perhaps in selling its interest in the Technology, although Wescor continues to fund research and development at this time under the terms of the Joint Development Agreement.  The Company is presently discussing the matter with Wescor.   No present plans or commitments for other alternatives have been made.  During 2007, the Company funded administrative operations with the proceeds of minimum royalty payments from MicroCor. Wescor has loaned MicroCor sufficient funds to enable MicroCor to pay one half of the minimum royalty.  Payment of the balance of the minimum royalty was deferred by the Company.  The Company has in the past borrowed from affiliates, however, such borrowing is not expected to be available in the future to meet obligations or to fund research and development. In past years, salaries of employees and consulting fees have been accrued and later settled by the issuance of restricted stock. If necessary, InMedica will also look for other funding sources.

Liquidity and Capital Resources.  The minimum royalty payments in 2006 and 2007 provided,  minimum operating capital to the Company.  However, the Company is currently in discussions with Wescor regarding Wescor’s continued participation in the Joint Development Agrement.  Effective January, 2008, the Company’s CEO and CFO are each deferring payment of $2,000 per month in salary .

During the years 2007 and 2006, liquidity was generated by borrowings from Wescor and from the payment of minimum royalties to InMedica by MicroCor.   The Company may need to engage in fund raising during 2008 in order to meet future cash needs.

Results of Operations.   The Company had an accumulated deficit of $8,768,227 as of December 31, 2007.  No revenues from operations were received in 2007 and 2006.  No revenues from operations are expected during 2008.    The Company had a net loss from operations of $194,699 for the year ended December 31, 2007 which remained relatively constant compared to a net loss from operations of $199,955 for the year ended December 31, 2006.

(Intentionally blank)

Item 8.  Financial Statements

Page

Independent Registered Public Accountants’ Report (Robison, Hill & Company)	F-1

Consolidated Balance Sheet as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the
Years Ended December 31, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ Equity for the
Years Ended December 31, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-7

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

During the registrant’s two most recent fiscal years and any subsequent interim period, there were no disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of the former accountants would have caused them to make reference to the subject matter of the disagreement(s) in connection with their reports.  The former accountants’ reports for the period of their engagement did not contain an adverse opinion or disclaimer of opinion.  However the former accountants’ reports were each modified for uncertainty whether the registrant would continue as a going concern.  There was no qualification or modification as to audit scope or accounting principles.

Item 9A.  Controls and Procedures.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the small business issuer.  The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation required by paragraph (b) of Section 240.13a-15 or 240.15d-15 of the Rules of the Securities Exchange Act of 1934, conducted as of the end of the period covered by this Annual Report on Form 10-K, that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) or 240.15d-15(e)) have functioned effectively.   For purposes of this Item, the term disclosure controls and procedures means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.   This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.   Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

Item 9B.   Other Information.    None

PART III

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers of InMedica. The following table furnishes information concerning the executive officers and directors of InMedica and their business backgrounds for at least the last five years.

Name	Age	Director Since

Larry E. Clark, Chairman	86	1995
Ralph Henson, Director and CEO	63	1999
Richard Bruggeman, Director and CFO	53	1995
Sheng Jung Chiang, Director	62	2001
Mao-Song Lee, Director	60	2002

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

SHENG JUNG (ROBERT S.) CHIANG B Director of the Company since May, 2001.   Mr. Chiang was vice president and secretary general of Onking Chain Store Co. Ltd., a company organized in the Republic of China (hereinafter ATaiwan@) from November, 1988 through June, 2000 when he became the Vice President of Chi Lin Technology Co. Ltd, a Taiwanese company.  He has been employed with Chi Lin Technology since June, 2000.   Mr. Chiang has a BA from the National Chen Chi University and an MBA from the National Taiwan University.

MAO-SONG LEE – Director of the Company since December, 2002.   Since February, 2001 he has been employed full time by Chi Lin Technology Co. Ltd. as Technical Vice President.  From August, 1998 until January, 2001 he was General Manager, Pilot Plants for Union Chemical Laboratories, Industrial Technology Research Institute of the Republic of China (Taiwan).   During the period 1994-1997 he was Director of the Engineering Plastics Division for Union Chemical Laboratories, Industrial Technology Research Institute.  From 1983 until 1991 he was Director of the Polymer Division, Union Chemical Laboratories, Industrial Technology Research Institute.  He received a B.S. and M.S. from the National Cheng Kung University of Taiwan in 1970 and 1972, respectively.  He also received a Ph.D. and an M.B.A. from the National Tsing Hua University of Taiwan in 1987 and from the National Cheng Chi University in 1994, respectively.

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

Section 16(a) Beneficial Ownership Reporting Compliance.   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and shareholders holding greater than ten percent are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of any such reports furnished to the Company, during the fiscal year ended December 31, 2007, and thereafter, all Section 16(a) filing requirements applicable to officers, directors and shareholders holding greater than ten percent were timely met.

Code of Ethics.  The Company has adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  A copy of the Code of Ethics will be furnished upon request without charge.

BOARD OF DIRECTORS MEETINGS
AND ATTENDANCE AT SHAREHOLDER MEETINGS

The Company does not have nominating or audit committees of the Board.  The full board conducts the function of an audit committee.  There were no formal meetings of the Board of Directors held during the fiscal year ended December 31, 2007.   All directors, except Messrs. Chiang and Lee attended the last annual shareholder meeting of the Company, held January 25, 2005.   The Company expects all directors to be in attendance at shareholder meetings and attempts to schedule meetings at a time when all directors will be able to attend, however conflicting schedules, particularly with the two directors from Taiwan may preclude their attendance at shareholder meetings which are held in the United States.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company's board of directors does not have an "audit committee financial expert,"
within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its board are financially literate and experienced in business matters, and that one or more members of the board are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding the Company’s internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current board is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

NOMINATING COMMITTEE

The full board of directors of the Company functions as a nominating committee to select potential additional directors of the Company.   The board has not specifically designated a separate nominating committee because all five members of the board of directors desire to be involved in the selection of any new director.  The board does not have a specific charter to govern its actions as a nominating committee, nor are any members of the board “independent”.   Due to the relatively small size of the Company, the risks associated with service on the board of a public company and the limited or negligible compensation available to such directors, the Company considers it unlikely that a qualified person would serve on the board that was truly independent.   However, the board’s unwritten policy for consideration of potential members of the board nominated by shareholders is to seriously consider any potential board member that has personal relationships and/or expertise that might be beneficial to the Company’s business. The Company has in the past and expects to continue in the future to be interested in discussions with persons interested in the Company’s business and able to make a significant contribution to the success of the Company’s technology.   Shareholders that desire to introduce persons to the Company’s board of directors should contact Larry E. Clark, Chairman of the Board or Ralph Henson, Chief Executive Officer of the Company with any suggestions or recommendations for director.   These persons may be reached through the Company’s office telephone 801-521-9300 during regular business hours.   A copy of the resume of any candidates should be submitted with the inquiry.

At the present time, the Company is not actively searching for additional members of the board, however members of the board are interested in meeting qualified persons.   Qualified persons normally would be persons that have at least a college education and professional or technical experience in the medical products industry.   The Company is especially interested in persons with fund raising contacts or technology development contacts.   Generally, shareholder nominees would be evaluated in the same manner as any other nominee.  The current directors were each originally nominated by the Company’s chief executive officer or by Chi Lin Technologies, Co. Ltd, which had the contractual right to nominate two directors.  Specifically, Larry E. Clark became a director upon the nomination of Alan Kaminsky who was then CEO and a 5% plus shareholder.  Messrs Henson and Bruggeman were each nominated by Mr. Clark while Mr. Clark was serving as CEO and while Mr. Clark was a 10% plus shareholder.  Messrs. Chiang and Lee were nominated by Chi Lin, a principal shareholder and control person of the Company, owning approximately 33 1/3% of the stock of the Company.

Item 11. Executive Compensation.

The table below discloses the compensation of the chief executive officer of the Company during the three fiscal years ended December 31, 2007:

Name	Year	Salary		Bonus	Other[2]
Ralph Henson (CEO)	2007	$84,000	[3]	$-	$-
Ralph Henson (CEO)	2006	$33,000		$-	$65,000
Ralph Henson (CEO)	2005	$24,000		$-	$60,000

Since the beginning of the last fiscal year, there have been no stock options or stock appreciation rights granted to or exercised by officers named in the executive compensation table.  The Company presently has no plan for the payment of any annuity or pension retirement benefits to any of its officers or directors, and no other remuneration payments, contingent or otherwise, are proposed to be paid in the future to any officer or director, directly or indirectly.   Directors have not been compensated for services and there are no plans for any director compensation.

The Company entered into a consulting contract with Larry E. Clark, its Chairman, effective April 1, 2001, pursuant to which the Company compensates the Chairman $2,000 per month in consulting fees.    Fees under the contract have historically been accrued until the Company was able to pay the Chairman or issued restricted stock in satisfaction of its obligations to the Chairman.

COMPENSATION COMMITTEE,
INTERLOCKS AND INSIDER PARTICIPATION

The full board of directors of the Company functions as a compensation committee.  The board has not specifically designated a separate compensation committee due to the relatively small size of the Company.   The board does not have a specific charter to govern its actions as a compensation committee, nor are any members of the board “independent”.  Consultant Larry E. Clark, and officers, Ralph Henson and Richard Bruggeman are members of the board of directors.   Due to the size of the Company, the risks associated with service on the board of a public company and the limited or negligible compensation available to such directors, the Company considers it unlikely that a qualified person would serve on the board that was truly independent.

2 - paid or reimbursed by Wescor

3 - includes $60,000 reimbursed by Wescor

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.   The following table furnishes information concerning the common stock ownership of directors, officers, and principal shareholders as of March 5, 2008:

	Nature of	Number of
Name and Position	Ownership	Shares Owned	Percent

Chi Lin Technologies	Direct	6,043,704	32.6%
717 No. 71, Te Lun RD
Jen Te Hsian, Taiwan
Principal Shareholder

Larry E. Clark	Direct	78,000.4%
Chairman	Indirect	2,959,025[4]	16.0%
	Total	3,037,025	16.4%

Ralph Henson	Direct	315,000	1.7%
President, Director, Chief Executive Officer

Richard Bruggeman	Direct	4,620[5]	0.0%
Director, Chief Financial Officer	Indirect	535,742[6]	2.9%
	Total	540,362	2.9%

Sheng Jung Chiang	Indirect	* [7]
Director

Mao-Song Lee	Indirect	* [8]
Director

All Executive Officers	Direct	6,441,324	34.8%
and Directors as a group (5 persons)	Indirect	3,494,767	18.9%
	Total	9,936,091	53.6%

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

4 Shares held by Larry Clark and Jacquelyn Clark as Trustees of the Larry and Jacquelyn Clark Family Trust.

5 Represents 4,620 shares held in a family trust of which Mr. Bruggeman is Trustee.

6 Shares held by Mr. Bruggeman’s wife.

7 Mr. Chiang is vice president of Chi Lin Technologies Co. Ltd. which holds 6,043,704 shares.

8 Dr. Lee is director of biomedical research of Chi Lin Technologies Co. Ltd. which holds 6,043,704 shares.

Item 13. Certain Relationships and Related Transactions and Director Independence.

No officer, director, nominee for director, or associate of any such officer, director or nominee has been, since the beginning of the last fiscal year, or is presently indebted to the Company. There have been no transactions since the beginning of the Company's last fiscal year, nor are there any proposed transactions, in which any officer, director, nominee or principal security holder has a direct or indirect material interest.   None of the directors of the Company are independent.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Robison, Hill & Company for  professional services rendered for the years ended December 31, 2007 and 2006:

Service	2007	2006
Audit Fees	$17,500	$14,350
Audit-Related Fees	-
Tax Fees	725	596
All Other Fees	-
Total	$18,225	$14,946

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.   The board is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is as to the particular service or category of services and is generally subject to a specific amount. The independent auditors and management are required to periodically report to the board regarding the extent of services of the independent auditors in accordance with this pre-approval and the fees incurred to date. The board may also pre-approve particular services on a case-by-case basis. The board pre-approved 100% of the Company’s 2006 and 2007 audit fees, audit-related fees, tax fees, and all other fees.

PART IV

Item 15. Exhibits

(1)  Financial Statements

Page

Independent Registered Public Accountants’ Report (Robison, Hill & Company)	F-1

Consolidated Balance Sheet as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the
Years Ended December 31, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ Equity for the
Years Ended December 31, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-7

(3)  Exhibits required by Item 601:

S-K No.	Description

(31.1)	Sarbanes-Oxley Section 302 Certification – Ralph Henson
(31.1)	Sarbanes- Oxley Section 302 Certification- Richard Bruggeman
(32.1)	Sarbanes-Oxley Section 906 Certification

INMEDICA DEVELOPMENT CORPORATION

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

DECEMBER 31, 2007AND 2006

CONTENTS

Page

Independent Registered Public Accountants’ Report	F-1

Consolidated Balance Sheet as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the
Years Ended December 31, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ Equity for the
Years Ended December 31, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-7

Robison, Hill & Co.	Certified Public Accountants
A PROFESSIONAL CORPORATION
Brent M. Davies, CPA
David O. Seal, CPA
W. Dale Westenskow, CPA
Barry D. Loveless, CPA
Stephen M. Halley, CPA

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of
InMedica Development Corporation

We have audited the accompanying consolidated balance sheet of InMedica Development Corporation and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years then ended (all expressed in U.S. dollars).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the years ended December 31, 2007 and 2006 have been prepared assuming that the Company will continue  as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
March 25, 2008

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash & Cash Equivalents	$2,706	$34,079
Prepaid Expenses & Other	200	200
Notes Receivable Current, net of unamortized discount of $0 and $335	-	-
Total Current Assets	2,906	34,279

Equipment & Furniture, at Cost,
Less Accumulated Depreciation of $254,856
and $254,363, respectively	365	858

TOTAL ASSETS	$3,271	$35,137

LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
Related Party Consulting Fees Payable	$78,000	$54,000
Accounts Payable	5,503	-
Accrued Interest	16,495	2,910
Related Party Royalty Payable	73,333	33,333
Preferred Stock Dividends Payable	49,177	41,612
Short-Term Notes Payable	-	-
Current Portion of Long-Term Debt	60,617	-
Total Current Liabilities	283,125	131,855

Long- Term Convertible Promissory Note	140,000	107,286

Total Liabilities	423,125	239,141

Minority Interest	(191,668)	(93,362)

Stockholders' Equity
Preferred Stock, 10,000,000 shares authorized; Series A cumulative convertible preferred stock, 8% cumulative, $4.50 par value,
1,000,000 shares designated, 21,016 shares outstanding (aggregate
liquidation preference of $143,750)	94,573	94,573
Common Stock, $.001 par value: 40,000,000 shares authorized,
18,629,493 and 18,629,493.share outstanding	18,629	18,629
Additional Paid-in Capital	8,426,839	8,426,839
Accumulated Deficit	(8,768,227)	(8,650,683)
Total Stockholders' Equity	(228,186)	(110,642)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,271	$35,137

The accompanying notes are an integral part of these financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2007	2006

ROYALTY REVENUES	$-	$-

OPERATING EXPENSES
General & Administrative	194,699	199,955
Research & Development	-	-
Total Operating Expense	194,699	199,955

LOSS FROM OPERATIONS	(194,699)	(199,955)

OTHER INCOME (EXPENSE)
Interest Income	-	335
Interest Expense	(13,586)	(2,478)
Other Income	-	-
Total Other Income (Expenses), Net	(13,586)	(2,143)

INCOME (LOSS) BEFORE MINORITY INTEREST	(208,285)	(202,098)

MINORITY INTEREST	98,307	85,694

NET INCOME (LOSS)	(109,978)	(116,404)

PREFERRED STOCK DIVIDENDS	(7,566)	(7,566)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(117,544)	$(123,970)

NET INCOME (LOSS) PER COMMON SHARE (BASIC & DILUTED)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	18,629,493	18,278,808
DILUTED	18,661,017	18,310,332

The accompanying notes are an integral part of these financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, January 1, 2006	21,016	$94,573	18,129,493	$18,129	$8,377,339	$(8,526,713)
Common stock issued for						-
Convertible promissory notes	-	-	500,000	500	49,500	-
Preferred stock dividends	-	-	-	-	-	(7,566)
Net loss	-	-	-	-	-	(116,404)

Balance, December 31, 2006	21,016	94,573	18,629,493	18,629	8,426,839	(8,650,683)
Preferred stock dividends	-	-	-	-	-	(7,566)
Net loss	-	-	-	-	-	(109,978)

Balance, December 31, 2007	21,016	$94,573	18,629,493	$18,629	$8,426,839	$(8,768,227)

The accompanying notes are an integral part of these financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(109,978)	$(116,404)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	493	635
Subsidiary Shares issued in exchange for Research & Development Costs	-	-
Interest income from amortization or discount on notes receivable	-	(335)
Minority interest in losses	(98,307)	(85,694)
Changes in assets and liabilities:
Related party consulting fees payable	24,000	24,000
Accounts payable	5,503	(477)
Accrued Interest	13,585	2,313
Related Party Royalty Payable	40,000	33,333
Accrued payroll and related taxes	-	(5,553)
Net cash used in operating activities	(124,704)	(148,182)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	-	-
Proceeds from note receivable	-	45,000
Net cash provided by (used in) investing activities	-	45,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	93,331	94,286
Payments on notes payable	-	(8,910)
Proceeds from sale of common stock	-	-
Net cash provided by (used in) financing activities	93,331	85,376

NET INCREASE IN CASH	(31,373)	(17,806)
CASH AT BEGINNING OF THE YEAR	34,079	51,885
CASH AT END OF THE YEAR	$2,706	$34,079

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$-	$1,720
Cash paid during the year for income taxes	$200	$200

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES
Convertible promissory notes exchanged for 500,000 shares of common stock	$-	$50,000
Sale of Subsidiary stock for notes receivable	$-	$-

The accompanying notes are an integral part of these financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006

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

Since 1989, the Company has engaged in research and development of a device to measure hematocrit non-invasively (the "Non-Invasive Hematocrit Technology" and/or the “Technology”).  Hematocrit is the percentage of red blood cells in a given volume of blood.  At the present time, the test for hematocrit is performed invasively by drawing blood from the patient and testing the blood sample in the laboratory.    The Hematocrit Technology is owned by MicroCor, Inc., which is a 57% owned subsidiary of the Company.   Other owners of the subsidiary are Wescor, Inc. (29%) and   Chi Lin Technologies Company, Ltd. (14%).  The Company has the right to appoint three of five directors of MicorCor and each of the other owners has the right to appoint one director of MicroCor.   To date the research and development of MicroCor, its various engineers, affiliates and contractors, including Wescor, has not completed a prototype suitable for commercialization.  Commercialization of the Non-Invasive Hematocrit Technology is dependent upon favorable testing, Food and Drug Administration (“FDA”) approval, financing of further research and development and, if warranted, financing of manufacturing and marketing activities.

Basis of Presentation

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company generated negative cash flows from operations of $124,704 and $148,182 in 2007 and 2006,

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation (Continued)

respectively, and net losses from operations of $109,978 and $116,404 in 2007 and 2006, respectively.   As of December 31, 2007 the Company had an accumulated deficit of $8,768,227 and a stockholders’ deficit of $228,186. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.  Management's operating plan includes pursuing additional fund raising as well as research and development.

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

Equipment and Furniture consist of the following:	December 31,
	2007	2006
Equipment	$244,033	$244,033
Furniture	11,188	11,188
	255,221	255,221
Less accumulated depreciation	(254,856)	(254,363)
Total	$365	$858

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equipment and Furniture (Continued)

Depreciation expense for the years ended December 31, 2007 and 2006 was $493 and $635, respectively.

Research and Development

Research and development costs are expensed as incurred.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At December 31, 2007and 2006, respectively, there were 31,524 and 31,524 potentially dilutive common stock equivalents.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

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
FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables, accounts payable, accrued liabilities, and notes payable at December 31, 2007 and 2006 approximates their fair values due to the short-term nature of these financial instruments.

Recent Accounting Standards

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2008. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In December 2007, the FASB issued No. 160, “Noncontrolling Interests in Financial Statements, an amendment of ARB No. 51" (“SFAS 160").  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In December 2007, the FASB issued No. 141(R), “Business Combinations” (“SFAS 141(R)”.  SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  (“SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006

NOTE 2 - NOTES PAYABLE

Notes payable consisted of the following:
	December 31,	December 31,
	2007	2006
WesCor, Inc. Overhead Note,
Due December 12, 2010 including interest
at prime (7.50% at December 31, 2007)
Unsecured convertible at $.10 per share	$140,000	$47,284

WesCor, Inc. Secured Convertible Promissory Note,
Due March 6, 2008 including interest
at prime plus 2 9.50% at December 31, 2007)
Unsecured convertible at $.10 per share	60,617	60,002

Less Current Portion	(60,617)	-

Total Long-Term Convertible Promissory Notes	$140,000	$107,286

NOTE 3 - INCOME TAXES

Deferred income tax assets consisted of the following:
	December 31,	December 31,
	2007	2006

Net operating loss carryforwards	$760,884	$999,438
Future deductions temporary differences related
to compensation, reserves, and accruals	6,995	8,169
Less valuation allowance	(767,879)	(1,007,607)
Deferred income tax assets	$-	$-

The valuation allowance decreased $239,728 in 2007.  At December 31, 2007, the Company has consolidated net operating loss carryforwards for federal income tax purposes of $2,355,678.  These net operating loss carryforwards expire at various dates beginning in 2008 through 2027.  Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2007AND 2006

NOTE 4 - COMMON STOCK TRANSACTIONS

During the last three years the Company made the following sales of unregistered common stock in reliance upon Section 4(2) of the Securities Act of 1933:

Date	Shares	Shareholder	Price
October 6, 2006	150,000	Dean A. Clark, Trustee	$15,000
October 6, 2006	150,000	David P. Martin	$15,000
October 6, 2006	95,000	Julie P. Cheney	$9,500
October 6, 2006	95,000	Lloyd A. Hardcastle	$9,500
October 6, 2006	10,000	Michael L. Schwab	$1,000
May 2, 2005	715,500	Chi Lin Technology Company, Ltd	$71,550
January 24, 2005	440,000	Larry E. Clark	$44,000
January 19, 2005	101,000	Richard Bruggeman	$10,100
January 11, 2005	125,000	Dean Clark	$12,500
January 4, 2005	125,000	Dave Martin	$12,500

NOTE 5 - STOCK OPTIONS

Other Stock Options

During 1995 through 2000, non-qualified options were issued to employees and consultants for services.  All options are exercisable upon granting.  A summary of this stock option activity for 2007 was as follows:

Weighted
Average
	Option	Exercise
	Shares	Price
Outstanding at January 1, 2006	$37,500	$1.22
Granted	-	-
Forfeited or expired	(37,500)	1.22

Outstanding at December 31, 2006	-	-
Granted	-	-
Forfeited or expired	-	-

Outstanding at December 31, 2007	$-	$-

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006

NOTE 5 - STOCK OPTIONS (continued)

Other Stock Options (continued)

The following table summarizes information about stock options issued to employees outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(in years)	Price	Exercisable	Price
$ -	-	-	$ -	-	-

The following table summarizes information about stock options issued to non-employees outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(in years)	Price	Exercisable	Price
$ -	-	-	$ -	-	-

NOTE 6 - PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock.  The Company's board of directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock ("Series A Preferred") with a par value of $4.50 per share.  Holders of the Series A Preferred receive annual cumulative dividends of eight percent, payable quarterly, which dividends are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid.  As of December 31, 2007, cumulative preferred stock dividends payable in the amount of $49,177, or $2.34 per share are due and payable.  Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends.  Series A Preferred stockholders have the right to convert each share of Series A Preferred to the Company's common stock at a rate of 1.5 common shares to 1 preferred share.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006

NOTE 7 – EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock
	For the Years Ended
	December 31,
	2007	2006

Net Income (Loss)	$(109,978)	$(116,404)
Less: preferred dividends	(7,566)	(7,566)

Income (Loss) available to common stockholders used in basic EPS	$(117,544)	$(123,970)

Convertible preferred stock	7,566	7,566
Convertible notes payable	-	-
Income (Loss) available to common stockholders after assumed
Conversion of dilutive securities	$(109,978)	$(116,404)

Weighted average number of common shares used in basic EPS	18,629,493	18,278,808
Effect of dilutive securities:
Convertible preferred stock	31,524	31,524
Convertible notes payable	-	-
Options	-	-
Weighted average number of common shares and dilutive potential
common stock used in diluted EPS	18,661,017	18,310,332

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has a consulting arrangement with an entity owned by the Company's chairman whereby the Company agreed to pay $2,000 per month.  Either party can terminate the arrangement at any time upon 30 days prior notice.  Accrued but unpaid consulting fees do not bear interest.  During 2006, $44,000 in accrued consulting was paid under this agreement.  As of December 31, 2007, $78,000, was owed under the arrangement.

Wescor has loaned to MicroCor sufficient funds to enable Microcor to pay one half of the minimum royalty owing to InMedica under the Joint Development Agreement.  Funds from the minimum royalty are used by InMedica to fund administrative expenses of the Company.  Repayment of the loan to Wescor by MicroCor is secured by a 20% security interest in any future revenues from the sale of the hematocrit technology by MicroCor, until the loan is repaid in full.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006

NOTE 9 - JOINT DEVELOPMENT AGREEMENT

Effective September 7, 2004, InMedica and MicroCor entered into the Joint Development Agreement pursuant to which Wescor, a Utah medical technology company ("Wescor") assumed responsibility for the day to day operation of MicroCor and the conduct of research and development of the Hematocrit Technology.  The Agreement provides that in the event Wescor is successful in producing a working prototype using the hematocrit technology, capable of meeting FDA GMP requirements suitable for conducting clinical trials (Phase1), MicroCor will issue 500,000 additional restricted shares of MicroCor stock to Wescor. Thereafter if Wescor completes clinical trials and obtains the FDA's clearance to market such products (Phase 2), 500,000 additional restricted shares of MicroCor stock will be issued to Wescor by MicroCor. Then, upon manufacturing and initial introduction into the US market of such products (Phase 3), MicroCor will issue to Wescor an additional 700,000 restricted shares of its stock, giving Wescor a total of 49% of the issued and outstanding stock of MicroCor. These additional shares to be issued to Wescor will be in consideration of each Phase of development work by Wescor. The determination of Wescor's completion of the above three Phases will be made by MicroCor's board which is controlled by InMedica. In the event of a disagreement between the parties as to fulfillment of the above standards, the parties intend to negotiate in good faith to resolve the matter.

           The number of shares to be issued by MicroCor to Wescor for services has been determined during a process of arms length negotiation between InMedica and Wescor. During such negotiations, the board of directors of InMedica considered the need for funding to continue development of the hematocrit technology, the Company's present financial condition (ie. lack of cash flow, limited capital assets and limited borrowing capacity), the lack of interest expressed by the larger companies contacted by the board of directors (in the absence of an FDA cleared prototype), the lack of present capacity of the smaller companies contacted by the board (other than Wescor) and the reputation and experience of Wescor in development of medical technology. Based on these considerations, the board concluded that, in its judgment, the Agreement should be pursued.  The initial 500,000 restricted shares of MicroCor were issued to Wescor during the third quarter of 2005.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006

NOTE 9 - JOINT DEVELOPMENT AGREEMENT (Continued)

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
FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006

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

NOTE 11 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006

NOTE 11 – UNCERTAIN TAX POSITIONS (continued)

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2004 – Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 12 – SUBSEQUENT EVENT.

Wescor recently advised the Company and Chi Lin that its parent corporation is interested in shifting Wescor’s resources presently dedicated to the research and development of the Hematocrit Technology to other projects.  As a result, Wescor may be interested in bringing on a new partner to conduct research and development or perhaps selling its interest in the Technology, although Wescor continues to fund research and development at this time under the terms of the Joint Development Agreement.  The Company is presently discussing the matter with Wescor.   No present plans or commitments for other alternatives have been made.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMEDICA DEVELOPMENT CORPORATION

Date: March 26, 2008	By	/s/ Ralph Henson
RALPH HENSON,
President & Chief Executive Officer

	By	/s/ Richard Bruggeman
RICHARD BRUGGEMAN
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Larry E. Clark	DATE: March 28, 2008
LARRY E. CLARK, Director

/s/ Richard Bruggeman	DATE: March 26, 2008
RICHARD BRUGGEMAN, Director

/s/ Ralph Henson	DATE: March 26, 2008
RALPH HENSON, Director

/s/ Sheng Jung Chiang	DATE: March 31, 2008
SHENG JUNG CHIANG, Director

/s/ Mao-Song Lee	DATE March 31, 2008
Mao-Song Lee, Director

EXHIBIT INDEX – INMEDICA DEVELOPMENT CORPORATION
FORM 10-K  – FOR THE YEAR ENDED DECEMBER 31, 2007

Exhibit 31.1	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 – Ralph Henson
Exhibit 31.2	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 – Richard Bruggeman
Exhibit 32.1	CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002