Form 10-Q
period 2008-03-31
INMEDICA DEVELOPMENT CORP
filed 2008-05-15
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
✓ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  March 31, 2008

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to
Commission file number: 0-12968

InMedica Development Corporation
(Exact name of small business issuer as specified in its charter)

UTAH	87-0397815
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

825 North 300 West, Suite N132
Salt Lake City, Utah 84103
(Address of principal executive offices)

(801) 521-9300
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                    Accelerated filer

Non-accelerated filer                                   ✓ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ❒ No ✓

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,629,493 shares of $.001 par value common stock as of May 12, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

As of
March 31,
2008
(Unaudited)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$11,969
Prepaid expenses and other	200
Total current assets	12,169

EQUIPMENT AND FURNITURE,
at cost, less accumulated depreciation of $254,947	274

Total assets	$12,443

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Related party consulting fees payable	$84,000
Accounts payable	21,232
Note payable	225,033
Accrued payroll	12,000
Accrued interest	20,362
Related party royalty payable	83,333
Preferred stock dividend payable	51,069
Total current liabilities	497,029

MINORITY INTEREST	(217,169)

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized;
Series A preferred stock, cumulative and
convertible, $4.50 par value, 1,000,000 shares
designated, 21,016 shares issued and outstanding	94,573
Common stock, $.001 par value; 40,000,000
shares authorized, 18,629,493 issued and outstanding	18,629
Additional paid-in capital	8,426,839
Accumulated deficit	(8,807,458)
Total stockholders equity	(267,417)

Total liabilities and stockholders' equity	$12,443
See notes to consolidated financial statements

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three
	Months Ended
	March 31,
	2008	2007
	(Unaudited)
TOTAL ROYALTY REVENUES	$-0-	-0-

OPERATING EXPENSES:
General and administrative	58,973	52,887
Research and development	-0-	-0-
Total operating expenses	58,973	52,887

LOSS FROM OPERATIONS	(58,973)	(52,887)

OTHER (EXPENSE) INCOME
Other (expense) income, net	(3,867)	(2,714)
Total other (expense) income	(3,867)	(2,714)

LOSS BEFORE MINORITY INTEREST	(62,840)	(55,601)

MINORITY INTEREST	24,558	23,848

NET LOSS	(38,282)	(31,753)

PREFERRED STOCK DIVIDENDS	(1,892)	(1,892)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(40,174)	$(34,645)
NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(.00)	$(.00)

Weighted average number of common shares outstanding	18,629,493	18,629,493

See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three
	Months Ended
	March 31,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(38,282)	$	(31,753)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	91		123
Minority interest in losses	(24,558)		(23,848)
Change in assets and liabilities
Account receivable	-0-		(200)
Consulting fee payable to related party	6,000		6,000
Royalty payable to Related party	10,000		10,000
Accounts payable	15,730		-0-
Accrued interest payable	3,866		2,713
Accrued payroll and related taxes	12,000		-0-
Net cash used in operating activities	(15,153)		(36,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from note receivable	-0-		-0-
Net cash provided by investing activities	-0-		-0-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	24,416		21,998
Payments on notes payable	-0-		-0-
Net cash provided by financing activities	24,416		21,998

NET INCREASE (DECREASE) IN CASH	9,263		(14,967)
CASH AT BEGINNING OF PERIOD	2,706		34,079

CASH AT END OF PERIOD	$11,969		$19,112

See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           Basis of Presentation

The accompanying unaudited consolidated financials statements of InMedica Development Corporation and its majority owned subsidiary, MicroCor, Inc. (collectively the Company) have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company generated a net loss of $38,282 and $31,753 for the three month periods ended March 31, 2008 and 2007, respectively, and negative cash flows from operations of $15,153 and $36,965 for the three month periods ended March 31, 2008 and 2007, respectively.  As of March 31, 2008, the Company had an accumulated deficit of $8,807,458.  At March 31, 2008, the Company had a stockholder’s deficit of $267,417.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.  Management’s operating plan includes working with Wescor to complete research, development and, if warranted, marketing of its hematocrit technology and/or pursuing other strategic alliances and licensing agreements such as the current Agreement  with Wescor, Inc.  See Item 2 – “Management’s Discussion and Analysis.”

The accompanying consolidated financial statements of the Company are unaudited. However, in management’s opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation of results for the interim periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year.   These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company’s annual report on form 10-K for the year ended December 31, 2007.

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

Plan of Operation.  Wescor recently advised the Company and Chi Lin that its parent corporation is interested in shifting Wescor’s resources presently dedicated to the research and development of the Hematocrit Technology to other projects.  As a result, Wescor may be interested in bringing on a new partner to conduct research and development or perhaps in selling its interest in the Technology, although Wescor continues to fund research and development at this time under the terms of the Joint Development Agreement.  The Company is presently discussing the matter with Wescor.   No present plans or commitments for other alternatives have been made.  During 2007, the Company funded administrative operations with the proceeds of minimum royalty payments from MicroCor. Wescor has loaned MicroCor sufficient funds to enable MicroCor to pay one half of the minimum royalty.  Payment of the balance of the minimum royalty was deferred by the Company.  The Company has in the past borrowed from affiliates, however, such borrowing is not expected to be available in the future to meet obligations or to fund research and development. In past years, salaries of employees and consulting fees have been accrued and later settled by the issuance of restricted stock and the officers of the Company are presently deferring all or part of their compensation. InMedica will look for other funding sources or opportunities, as to which it presently has no commitments.

Liquidity and Capital Resources.

The minimum royalty payments in the first quarter of 2008 and 2007, provided minimum operating capital to the Company.  However, the Company is currently in discussions with Wescor regarding Wescor’s continued participation in the Joint Development Agreement.  Effective January, 2008, the Company’s CEO and CFO are each deferring payment of $2,000 per month in salary .

During the years 2007 and 2006, liquidity was generated by borrowings from Wescor and from the payment of minimum royalties to InMedica by MicroCor.   The Company may need to engage in fund raising during 2008 in order to meet future cash needs.

Results of Operations.

The Company had an accumulated deficit of $8,807,458 as of March 31, 2008. ..  No revenues from operations were received in the quarters ended March 31, 2008 and March 31, 2007.      The Company had a net loss from operations of $38,282 and $31,753 for the quarters ended March 31, 2008 and March 31, 2007, as the Company used limited revenues for essential expenses.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings:  None

Item 1A. Risk Factors.  Material changes from risk factors as previously disclosed in the registrant's Form 10-K:  None

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

INMEDICA DEVELOPMENT CORPORATION

/s/ Ralph Henson
By Ralph Henson, President

/s/ Richard Bruggeman
By Richard Bruggeman, Treasurer

Date:  May 12, 2008

EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
FORM 10Q – MARCH 31, 2008

EXHIBIT NUMBER	DESCRIPTION

31.1	Section 302 Certifications of Ralph Henson
31.2	Section 302 Certifications of Richard Bruggeman
32.2	Sarbanes-Oxley Section 906 Certification