Form 10-K/A
period 2007-12-31
INMEDICA DEVELOPMENT CORP
filed 2008-08-12
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A1
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

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act  [√ ]  Yes   [ ] No

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         √ Yes            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    √

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                    Accelerated filer  [  ]

Non-accelerated filer [  ]                      Smaller reporting company [√]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    No  √

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:  $186,908 based on 8,693,402 non affiliate shares outstanding at $.0215 per share, which is the average bid and asked price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,629,493 shares of common stock, $.001 par value as of July 31, 2008

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).         None

The Registrant hereby amends Item 9A(T) – Controls and Procedures and Item 15 Exhibits of its Form 10K report for the year ended December 31, 2007, which Items are amended and restated in their entirety below, together with the attachment of Exhibits.

ITEM 9A(T) – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

InMedica Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934 Rule 13a-15(e).  InMedica’s Board of Directors provides oversight to its financial reporting process.

InMedica evaluated the effectiveness of the design and operation of its disclosure controls and procedures during 2007.    Based on that evaluation, InMedica’s Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2007, its disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included, as part of this Form 10-K/A1 (See Exhibit 99, which is incorporated herein by reference), a report of management's assessment of the effectiveness of its internal controls as of December 31, 2007.  The independent registered public accounting firm of InMedica has not audited the effectiveness of the Company's internal control over financial reporting due to an exemption from such requirement for 2007 annual reports of small business issuers. Management's report appears in this Form 10-K/A1 as Exhibit 99 and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.

There have been no changes in InMedica’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2007, and there were no material weaknesses.

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
(99)	Management’s Report On Internal Control Over Financial Reporting

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Form 10K/A1 report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMEDICA DEVELOPMENT CORPORATION

Date: August 8, 2008	By	/s/ Ralph Henson
RALPH HENSON,
President & Chief Executive Officer

	By	/s/ Richard Bruggeman
RICHARD BRUGGEMAN
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Larry E. Clark	DATE: August 11, 2008
LARRY E. CLARK, Director

/s/ Richard Bruggeman	DATE: August 11, 2008
RICHARD BRUGGEMAN, Director

/s/ Ralph Henson	DATE: August 8, 2008
RALPH HENSON, Director

EXHIBIT INDEX – INMEDICA DEVELOPMENT CORPORATION
FORM 10-K/A1  – FOR THE YEAR ENDED DECEMBER 31, 2007

Exhibit 31.1	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 – Ralph Henson
Exhibit 31.2	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 – Richard Bruggeman
Exhibit 32.1	CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 99	MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING