Form 10-Q
period 2008-06-30
INMEDICA DEVELOPMENT CORP
filed 2008-08-14
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
✓ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  June 30, 2008

□ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to
Commission file number: 0-12968

InMedica Development Corporation
(Exact name of small business issuer as specified in its charter)

UTAH	87-0397815
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

825 North 300 West, Suite N132
Salt Lake City, Utah 84103
(Address of principal executive offices)

(801) 521-9300
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                    Accelerated filer

Non-accelerated filer                                   ✓ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes □ No ✓

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,629,493 shares of $.001 par value common stock as of August 11, 2008.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

ASSETS

As of
June 30, 2008
Unaudited)
CURRENT ASSETS:
Cash & cash equivalents	$5,075
Prepaid expenses and other	200

Total current assets	5,275

EQUIPMENT AND FURNITURE,
at cost, less accumulated depreciation of $255,039	183

Total assets	$5,458

See notes to consolidated financial statements

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

As of
June 30,
2008
(Unaudited)

CURRENT LIABILITIES:
Related party consulting fees payable	$90,000
Accounts payable	35,975
Note payable	227,633
Accrued payroll	24,000
Accrued interest	25,009
Related party royalty payable	93,333
Preferred stock dividend payable	52,960

Total current liabilities	548,910

MINORITY INTEREST	(243,645)

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized;
Series A preferred stock, cumulative and convertible,
$4.50 par value, 1,000,000 shares designated,
21,016 shares issued and Outstanding	94,573
Common stock, $.001 par value; 40,000,000 shares authorized,
18,629,493 issued and outstanding	18,629
Additional paid-in capital	8,426,839
Accumulated deficit	(8,839,848)

Total stockholders equity	(299,807)

Total liabilities and stockholders' equity	$5,458

See notes to consolidated financial statements

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

TOTAL ROYALTY REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	52,330	34,481	111,303	87,368
Research and development	-	-	-	-

Total operating expenses	52,330	34,481	111,303	87,368

LOSS FROM OPERATIONS	(52,330)	(34,481)	(111,303)	(87,368)

OTHER EXPENSE:
other expense, net	(4,647)	(3,159)	(8,514)	(5,873)

Total other expense, net	(4,647)	(3,159)	(8,514)	(5,873)

LOSS BEFORE MINORITY INTEREST	(56,977)	(37,640)	(119,817)	(93,241)

MINORITY INTEREST	26,476	25,073	51,034	48,921

NET LOSS	(30,501)	(12,567)	(68,783)	(44,320)

PREFERRED STOCK DIVIDENDS	(1,891)	(1,891)	(3,783)	(3,783)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(32,392)	(14,458)	(72,566)	(48,103)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$-	$-	$-	$-

Weighed average number of common shares outstanding	18,629,493	18,629,493	18,629,493	18,629,493

See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six
	Months Ended
	June 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(68,783)	$	(44,320)
Adjustments to reconcile net loss to
net cash used in operating activities-
Depreciation and amortization	182		246
Minority interest in losses	(51,034)		(48,921)
Change in assets and liabilities
Account receivable	-0-		(90)
Consulting fee payable to related party	12,000		12,000
Royalty payable to Related party	20,000		20,000
Accounts payable	30,474		-0-
Accrued interest payable	8,514		5,873
Accrued payroll and related taxes	24,000		-0-

Net cash used in operating activities	(24,647)		(55,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from note receivable	-0-		-0-

Net cash provided by investing activities	-0-		-0-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	27,016		26,498
Payments on notes payable	-0-		-0-

Net cash provided by financing activities	27,016		26,498

See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Six
	Months Ended
	June 30,
	2008	2007
	(Unaudited)

NET INCREASE (DECREASE) IN CASH	2,369	(28,714)

CASH AT BEGINNING OF PERIOD	2,706	34,079

CASH AT END OF PERIOD	$5,075	$5,365

See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited consolidated financials statements of InMedica Development Corporation and its majority owned subsidiary, MicroCor, Inc. (collectively the Company) have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company generated a net loss of $68,783 and $44,320 for the six month periods ended June 30, 2008 and 2007, respectively, and negative cash flows from operations of $24,647 and $55,212 for the six month periods ended June 30, 2008 and 2007, respectively.  As of June 30, 2008, the Company had an accumulated deficit of $8,839,848.  At June 30, 2008, the Company had a stockholder’s deficit of $299,807.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.  Management’s operating plan includes working to complete research, development and, if warranted, marketing of its hematocrit technology and/or pursuing strategic alliances and licensing agreements.  See Item 2 – “Management’s Discussion and Analysis.”

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

Plan of Operation.    Wescor recently advised the Company and Chi Lin that its parent corporation is interested in shifting Wescor’s resources presently dedicated to the research and development of the Hematocrit Technology to other projects.  As a result, Wescor may be interested in bringing on a new partner to conduct research and development or perhaps in selling its interest in the Technology.  The Company is presently discussing the matter with Wescor.   No present plans or commitments for other alternatives have been made.  During 2007, the Company funded administrative operations with the proceeds of minimum royalty payments from MicroCor. The Company has in the past borrowed from affiliates, however, such borrowing is not expected to be available in the future to fund research and development. In past years, salaries of employees and consulting fees have been accrued and later settled by the issuance of restricted stock and the officers of the Company are presently deferring all or part of their compensation. InMedica will look for other funding sources or opportunities, as to which it presently has no commitments.

Liquidity and Capital Resources.

The minimum royalty payments in the first quarter of 2008 and 2007, provided minimum operating capital to the Company.  However, the Company is currently in discussions with Wescor regarding Wescor’s continued participation in the Joint Development

Agreement.  Effective January, 2008, the Company’s CEO and CFO are each deferring payment of $2,000 per month in salary.

During the years 2007 and 2006, liquidity was generated by borrowings from Wescor and from the payment of minimum royalties to InMedica by MicroCor.   The Company may need to engage in fund raising during 2008 in order to meet future cash needs.

Results of Operations.

The Company had an accumulated deficit of $8,839,848 as of June 30, 2008.  No revenues from operations were received in the quarters ended June 30, 2008 and June 30, 2007.      The Company had a net loss from operations of $111,303 and $87,368 for the quarters ended June 30, 2008 and June 30, 2007.  The increase in net loss resulted primarily from an increase in professional fees.

Item 3:   CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:  None

Item 1A. Risk Factors.  Material changes from risk factors as previously disclosed in the registrant's Form 10-K:  None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:   None during the period covered by this report.

Item 3.  Defaults Upon Senior Securities: None

Item 4.   Submission of Matters to a Vote of Security Holders:  None

Item 5.   Other Information:     Effective July 31, 2008, Sheng Jung Chiang and Mao-Song Ly resigned as members of the Board of Directors of the Company.

Item 6.   Exhibits:

(31.1)	Sarbanes-Oxley Section 302 Certification – Ralph Henson
(31.2)	Sarbanes- Oxley Section 302 Certification- Richad Bruggeman
(32.1)	Sarbanes-Oxley Section 906 Certification

Reports on Form 8-K: None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INMEDICA DEVELOPMENT CORPORATION

                            /s/ Ralph Henson
                            By Ralph Henson, President

                            /s/ Richard Bruggeman
                           By Richard Bruggeman, Treasurer

Date:  August 13, 2008

EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
FORM 10Q – JUNE 30, 2008

EXHIBIT NUMBER	DESCRIPTION

31.1	Section 302 Certifications of Ralph Henson
31.2	Section 302 Certifications of Richard Bruggeman
32.2	Sarbanes-Oxley Section 906 Certification