Form 10-K/A
period 2007-12-31
INMEDICA DEVELOPMENT CORP
filed 2008-09-30
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A 2
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,629,493 shares of common stock, $.001 par value as of August 31, 2008

DOCUMENTS INCORPORATED BY REFERENCE

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

ITEM 9A(T) – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

InMedica Management is responsible for establishing and maintaining adequate disclosure control over financial reporting, as defined in the Securities Exchange Act of 1934 Rule 13a-15(e).  InMedica’s Board of Directors provides oversight to its financial reporting process.

InMedica evaluated the effectiveness of the design and operation of its disclosure controls and procedures during 2007.    Based on that evaluation, InMedica’s Principal Executive Officer and Principal Financial Officer initially concluded that, as of December 31, 2007, its disclosure controls and procedures are effective.    However they subsequently amended the conclusion and found that the Company’s disclosure controls as of December 31, 2007 were ineffective due to the Company’s inadvertent failure to provide its report on internal control over financial reporting as a part of Form 10K for the year ended December 31, 2007.   The Company has since filed its report on internal control for the year ended December 31, 2007 (See Exhibit 99 of Form 10K/A1 filed August 12, 2008) and has also revised its disclosure controls to assure that the required report on internal controls is reported in its filings.

Management’s Report on Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included, as part of this Form 10-K, a report of management's assessment of the effectiveness of its internal controls as of December 31, 2007.  The independent registered public accounting firm of InMedica has not audited the effectiveness of the Company's internal control over financial reporting due to an exemption from such requirement for 2007 annual reports of small business issuers. Management's report appears in Form 10-K/A1 as Exhibit 99 and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.

There have been no changes in InMedica’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2007, and there were no material weaknesses.

Item 15. Exhibits

(1)  Financial Statements

Page

Independent Registered Public Accountants’ Report (Robison, Hill & Company)	F-1

Consolidated Balance Sheet as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the
Years Ended December 31, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ Equity for the
Years Ended December 31, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-7

(3)  Exhibits required by Item 601:

S-K No.	Description

(31.1)	Sarbanes-Oxley Section 302 Certification – Ralph Henson
(31.1)	Sarbanes- Oxley Section 302 Certification- Richard Bruggeman
(32.1)	Sarbanes-Oxley Section 906 Certification
(99)	Management’s Report On Internal Control Over Financial Reporting – incorporated by reference to Exhibit 99 of the Form 10K/A1 filed August 12, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Form 10K/A 2 report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMEDICA DEVELOPMENT CORPORATION

Date: September 26 , 2008	By	/s/ Ralph Henson
RALPH HENSON,
President & Chief Executive Officer

	By	/s/ Richard Bruggeman
RICHARD BRUGGEMAN
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Larry E. Clark	DATE: September 26 , 2008
LARRY E. CLARK, Director

/s/ Richard Bruggeman	DATE: September 26 , 2008
RICHARD BRUGGEMAN, Director

/s/ Ralph Henson	DATE: September 22 , 2008
RALPH HENSON, Director

EXHIBIT INDEX – INMEDICA DEVELOPMENT CORPORATION
FORM 10-K/A 2   – FOR THE YEAR ENDED DECEMBER 31, 2007

Exhibit 31.1	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 – Ralph Henson
Exhibit 31.2	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 – Richard Bruggeman
Exhibit 32.1	CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002