Form 10-Q/A
period 2008-03-31
INMEDICA DEVELOPMENT CORP
filed 2008-09-30
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A1

(Mark One)
✓ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to
Commission file number: 0-12968

InMedica Development Corporation
(Exact name of small business issuer as specified in its charter)

UTAH	87-0397815
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

825 North 300 West, Suite N132
Salt Lake City, Utah 84103
(Address of principal executive offices)

(801) 521-9300
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	✓ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ✓

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,629,493 shares of $.001 par value common stock as of May 12, 2008

The Company hereby amends and restates in its entirety, the Consolidated Balance Sheet of the Company filed with Form 10Q for the period ended March 31, 2008 to include comparative data for December 31, 2007, as shown below.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

ASSETS
	As of	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)	(audited)

CURRENT ASSETS:
Cash & cash equivalents	$11,969	$2,706
Prepaid expenses and other	200	200

Total current assets	12,169	2,906

EQUIPMENT AND FURNITURE, at cost,
Less accumulated depreciation of
$254,947 and $254,856 respectively	274	365

Total assets	$12,443	$3,271

See notes to consolidated financial statements

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	As of	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)	(audited)

CURRENT LIABILITIES:
Related party consulting fees payable	$84,000	$78,000
Accounts payable	21,232	5,503
Accrued payroll	12,000	-
Accrued interest	20,362	16,495
Related party royalty payable	83,333	73,333
Preferred stock dividend payable	51,069	49,177
Current portion of long term debt	140,000	60,617

Total current liabilities	411,996	283,125

LONG TERM LIABILITIES
Long term convertible promissory note	85,033	140,000

TOTAL LIABILITIES	497,029	423,125

MINORITY INTEREST	(217,169)	(191,668)

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized;
Series A preferred stock, cumulative and
convertible, $4.50 par value,
1,000,000 shares designated,
21,016 shares issued and outstanding	94,573	94,573
Common stock, $.001 par value;
40,000,000 shares authorized,
18,629,493 issued and outstanding	18,629	18,629
Additional paid-in capital	8,426,839	8,426,839
Accumulated deficit	(8,807,458)	(8,768,227)

Total stockholders equity	(267,417)	(228,186)

Total liabilities and stockholders' equity	$12,443	$3,271

See notes to consolidated financial statements

Item 6.                    Exhibits:

(31.1)                      Sarbanes-Oxley Section 302 Certification – Ralph Henson
(31.2)                      Sarbanes- Oxley Section 302 Certification- Richard Bruggeman
(32.1)                      Sarbanes-Oxley Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMEDICA DEVELOPMENT CORPORATION

/s/ Ralph Henson
By  Ralph Henson, President

/s/ Richard Bruggeman
By  Richard Bruggeman, Treasurer

Date:   September  26 , 2008

EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
FORM 10Q /A1 – MARCH 31, 2008

EXHIBIT NUMBER	DESCRIPTION

(31.1)                          Sarbanes-Oxley Section 302 Certification – Ralph Henson
(31.2)                          Sarbanes- Oxley Section 302 Certification- Richard Bruggeman
(32.1)                          Sarbanes-Oxley Section 906 Certification