Form 10-Q/A
period 2008-06-30
INMEDICA DEVELOPMENT CORP
filed 2008-09-30
CIK 726037

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	√ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No √

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,629,493 shares of $.001 par value common stock as of August 31 , 2008.

The Company hereby amends and restates in its entirety, the Consolidated Balance Sheet of the Company filed with Form 10Q for the period ended June 30, 2008 to include comparative data for December 31, 2007, as shown below.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

ASSETS
	As of	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(audited)

CURRENT ASSETS:
Cash & cash equivalents	$5,075	$2,706
Prepaid expenses and other	200	200
Total current assets	5,275	2,906

EQUIPMENT AND FURNITURE, at cost,
less accumulated depreciation of
$255,039 and $254,856 respectively	183	365

Total assets	$5,458	$3,271

See notes to consolidated financial statements

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	As of	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)

CURRENT LIABILITIES:
Related party consulting fees payable	$90,000	$78,000
Accounts payable	35,975	5,503
Accrued payroll	24,000	-
Accrued interest	25,009	16,495
Related party royalty payable	93,333	73,333
Preferred stock dividend payable	52,960	49,177
Current portion of long term debt	140,000	60,617

Total current liabilities	461,277	283,125

LONG TERM LIABILITIES
Long term convertible promissory note	87,633	140,000

TOTAL LIABILITIES	548,910	423,125

MINORITY INTEREST	(243,645)	(191,668)

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000,000
shares authorized; Series A
preferred stock, cumulative and
convertible, $4.50 par value,
1,000,000 shares designated,
21,016 shares issued and
Outstanding	94,573	94,573
Common stock, $.001 par value;
40,000,000 shares authorized,
18,629,493 issued and outstanding	18,629	18,629
Additional paid-in capital	8,426,839	8,426,839
Accumulated deficit	(8,839,848)	(8,768,227)

Total stockholders equity	(299,807)	(228,186)

Total liabilities and stockholders' equity	$5,458	$3,271

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
FORM 10Q/A1 – JUNE 30, 2008

EXHIBIT NUMBER DESCRIPTION

(31.1)                      Sarbanes-Oxley Section 302 Certification – Ralph Henson

(31.2)                      Sarbanes- Oxley Section 302 Certification- Richard Bruggeman

(32.1)                      Sarbanes-Oxley Section 906 Certification