Form 10-Q/A
period 2008-03-31
INMEDICA DEVELOPMENT CORP
filed 2008-11-03
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q /A2

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,629,493 shares of $.001 par value common stock as of September 30 , 2008

The Company hereby amends and restates in its entirety, Item 1 of its Form 10Q for the period ended March 31, 2008.

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

INMEDICA DEVELOPMENT CORPORATION

/s/ Ralph Henson
By Ralph Henson, President

/s/ Richard Bruggeman
By Richard Bruggeman, Treasurer

Date:   October 30  , 2008

EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
FORM 10Q /A2 – MARCH 31, 2008

EXHIBIT NUMBER	DESCRIPTION

31.1	Section 302 Certifications of Ralph Henson
31.2	Section 302 Certifications of Richard Bruggeman
32.2	Sarbanes-Oxley Section 906 Certification