Form 10-Q/A
period 2008-06-30
INMEDICA DEVELOPMENT CORP
filed 2008-11-03
CIK 726037

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,629,493 shares of $.001 par value common stock as of September 30 , 2008.

The Company hereby amends and restates in its entirety, Item 1 of its Form 10Q for the period ended June 30, 2008.

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

                            INMEDICA DEVELOPMENT CORPORATION

                            /s/ Ralph Henson
                            By Ralph Henson, President

                            /s/ Richard Bruggeman
                           By Richard Bruggeman, Treasurer

Date:   October 30, 2008

EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
FORM 10Q /A2 – JUNE 30, 2008

EXHIBIT NUMBER	DESCRIPTION

31.1	Section 302 Certifications of Ralph Henson
31.2	Section 302 Certifications of Richard Bruggeman
32.2	Sarbanes-Oxley Section 906 Certification