Form 10-Q
period 2008-09-30
INMEDICA DEVELOPMENT CORP
filed 2008-11-14
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
✓ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,629,493 shares of $.001 par value common stock as of September 30, 2008.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

ASSETS
	As of	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(audited)
CURRENT ASSETS:
Cash & cash equivalents	$3,532	$2,706
Prepaid expenses and other	200	200
Total current assets	3,732	2,906

EQUIPMENT AND FURNITURE,
at cost, less accumulated depreciation of $255,130 and $254,856 respectively	91	365
Total assets	$3,823	$3,271

See notes to consolidated financial statements

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	As of	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
CURRENT LIABILITIES:
Related party
Consulting fees payable	$96,000	78,000
Accounts payable	25,381	5,503
Accrued payroll	36,000	-
Accrued interest	29,656	16,495
Related party royalty payable	103,333	73,333
Preferred stock dividend payable	54,852	49,177
Related party loan payable	18,000	-
Current portion of long term debt	92,633	60,617
Total current liabilities	455,855	283,125

LONG TERM LIABILITIES
Long term convertible promissory note	140,000	140,000

TOTAL LIABILITIES	595,855	423,125

MINORITY INTEREST	(267,502)	(192,611)

STOCKHOLDERS' EQUITY:
Preferred stock, 10,000,000 shares authorized; Series A preferred stock, cumulative and convertible, $4.50 par value, 1,000,000 shares designated, 21,016 shares issued and outstanding	94,573	94,573
Common stock, $.001 par value; 40,000,000 shares authorized, 18,629,493 issued and outstanding	18,629	18,629
Additional paid-in capital	8,426,839	8,426,839
Accumulated deficit	(8,864,571)	(8,767,284)
Total stockholder’s equity	(324,530)	(227,243)

Total liabilities and stockholders' equity	$3,823	$3,271

See notes to consolidated financial statements

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

TOTAL ROYALTY REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	42,040	61,183	153,343	148,551
Research and development	-	1,009	-	1,009
Total operating expenses	42,040	62,192	153,343	149,560

LOSS FROM OPERATIONS	(42,040)	(62,192)	(153,343)	(149,560)

OTHER EXPENSE:
other expense, net	(4,647)	(3,237)	(13,161)	(9,110)
Total other expense, net	(4,647)	(3,237)	(13,161)	(9,110)

LOSS BEFORE MINORITY INTEREST	(46,687)	(65,429)	(166,504)	(158,670)

MINORITY INTEREST	23,857	24,759	74,891	73,680

NET LOSS	(22,830)	(40,670)	(91,613)	(84,990)

PREFERRED STOCK DIVIDENDS	(1,891)	(1,891)	(5,674)	(5,674)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(24,721)	(42,561)	(97,287)	(90,664)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$-	-	$-	$-

Weighed average number of common shares outstanding	18,629,493	18,629,493	18,629,493	18,629,493

See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine
	Months Ended
	September 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91,613)	$	(84,990)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	274		370
Minority interest in losses	(74,891)		(73,680)
Change in assets and liabilities
Account receivable	-		(90)
Consulting fee payable to related party	18,000		18,000
Royalty payable to Related party	30,000		30,000
Accounts payable	19,878		2,538
Accrued interest payable	13,161		9,110
Accrued payroll and related taxes	36,000		-
Net cash used in operating activities	(49,191)		(98,742)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from note receivable	-		-
Net cash provided by investing activities	-		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	32,017		70,497
Proceeds from related party loan	18,000		-
Net cash provided by financing activities	50,017		70,497

See notes to consolidated financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Nine
	Months Ended
	September 30,
	2008	2007
	(Unaudited)

NET INCREASE (DECREASE) IN CASH	826	(28,245)

CASH AT BEGINNING OF PERIOD	2,706	34,079

CASH AT END OF PERIOD	$3,532	$5,834

See notes to consolidated statements

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financials statements of InMedica Development Corporation and its majority owned subsidiary, MicroCor, Inc. (collectively the Company) have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company generated a net loss of $91,613 and $84,990 for the nine month periods ended September 30, 2008 and 2007, respectively, and negative cash flows from operations of $49,191 and $98,742 for the nine month periods ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, the Company had an accumulated deficit of $8,864,571.  At September 30, 2008, the Company had a stockholder’s deficit of $324,530.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.  Management’s operating plan includes working to complete research, development and, if warranted, marketing of its hematocrit technology and/or pursuing strategic alliances and licensing agreements.  See Item 2 – “Management’s Discussion and Analysis.”

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

Plan of Operation.    Wescor recently advised the Company and Chi Lin that its parent corporation is interested in shifting Wescor’s resources presently dedicated to the research and development of the Hematocrit Technology to other projects.      During 2007, the Company funded administrative operations with the proceeds of minimum royalty payments from MicroCor. Wescor has loaned MicroCor sufficient funds to enable MicroCor to pay one half of the minimum royalty.  Payment of the balance of the minimum royalty was deferred by the Company.  The Company has in the past borrowed from affiliates; however, such borrowing is not expected to be available in the future to meet obligations or to fund research and development. In past years, salaries of employees and consulting fees have been accrued and later settled by the issuance of restricted stock and the officers of the Company are presently deferring all or part of their compensation. InMedica will look for other funding sources or opportunities, as to which it presently has no commitments.

Liquidity and Capital Resources.

The minimum royalty payments in the first quarter of 2008 and 2007 provided minimum operating capital to the Company.  However, the Company is currently in discussions with Wescor regarding Wescor’s continued participation in the Joint Development Agreement.  Effective January, 2008, the Company’s CEO and CFO are each deferring payment of $2,000 per month in salary.

During the years 2007 and 2006, liquidity was generated by borrowings from Wescor and from the payment of minimum royalties to InMedica by MicroCor.   The Company may need to engage in fund raising during 2008 in order to meet future cash needs.

Results of Operations.

The Company had an accumulated deficit of $8,864,571 as of September 30, 2008.  No revenues from operations were received in the quarters ended September 30, 2008 and September 30, 2007.      The Company had a net loss from operations of $153,343 and $149,560 for the quarters ended September 30, 2008 and September 30, 2007.  The increase in net loss resulted primarily from an increase in professional fees.

Item 4T: CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 3.  Defaults Upon Senior Securities: None

Item 4.  Submission of Matters to a Vote of Security Holders:  None

Item 5.  Other Information:     Effective September 10, 2008, Chi Lin Technology Co., Ltd. (“Chi Lin”), an entity of the Republic of China granted an option to purchase all of its stock ownership in InMedica (6,043,704 common shares being 32.4% of the issued and outstanding stock of InMedica) and all of its stock ownership in MicroCor, Inc. (425,000 common shares) to Synergistic Equities Ltd., a Bahamas entity (“Synergistic Equities”) for the aggregate sum of $107,000 US.    The Option is exercisable for a period of one year from the date of the Option.  If exercised, the Option may be deemed to result in a change in control of InMedica Development Corporation (the “Company”).   In connection with the grant of the Option, Chi Lin granted to Larry Clark and Ralph Henson and Richard Bruggeman, and the survivors or survivor of them, with full power of substitution, for a period of one year, an irrevocable proxy empowering Clark, Henson and Bruggeman to unanimously vote the InMedica shares held by Chi Lin in any vote on a proposed merger or acquisition with x-Mobility, Ron Conquest, and /or affiliates.  Use of the proxy is limited to use at any shareholders’ meeting or any consent resolution of the shareholders of InMedica that may be necessary or recommended by counsel to approve a merger or acquisition transaction between InMedica and Synergisitc Equities and/or its affiliates, including Ron Conquest, x-Mobility and/or others.

Item 6.   Exhibits:

(31.1)	Sarbanes-Oxley Section 302 Certification – Ralph Henson

(31.2)	Sarbanes- Oxley Section 302 Certification- Richard Bruggeman

(32.1)	Sarbanes-Oxley Section 906 Certification

99.1	Option to Purchase Common Stock dated September 10, 2008

99.2	Proxy dated September 10, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMEDICA DEVELOPMENT CORPORATION

/s/ Ralph Henson
By Ralph Henson, President

/s/ Richard Bruggeman
By Richard Bruggeman, Treasurer

Date:  November 13, 2008

EXHIBIT INDEX - INMEDICA DEVELOPMENT CORPORATION
FORM 10Q – SEPTEMBER 30, 2008

EXHIBIT NUMBER	DESCRIPTION

(31.1)	Sarbanes-Oxley Section 302 Certification – Ralph Henson

(31.2)	Sarbanes- Oxley Section 302 Certification- Richard Bruggeman

(32.1)	Sarbanes-Oxley Section 906 Certification

99.1	Option to Purchase Common Stock dated September 10, 2008

99.2	Proxy dated September 10, 2008