Form 10-K
period 2008-12-31
INMEDICA DEVELOPMENT CORP
filed 2009-04-15
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2008

    ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-12968

INMEDICA DEVELOPMENT CORPORATION
(Exact name of registrant as specified in its charter)

Utah	87-0397815
(State of Incorporation)	(I.R.S. Employer Identification No.)

3104 E. Camelback Road, Suite 242
Phoenix, Arizona 85016
(Address of principal executive offices)

(480) 991-9500
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, $.001 par value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:  $1,043,208 based on 8,693,402 non affiliate shares outstanding at $.12 per share, which is the average bid and asked price of the common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,629,493 shares of common stock, $.001 par value, as of March 31, 2009.

INMEDICA DEVELOPMENT CORPORATION

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and should be read in conjunction with the Financial Statements of InMedica Development Corporation (the “Company” or “InMedica”).  Such statements are not historical facts and reflect our current views regarding matters such as operations and financial performance. In general, forward-looking statements are identified by such words or phrases as “expects,” “anticipates,” “believes,” “could,” “approximates,” “estimates,” “may,” “intends,” “predicts,” “projects,” “plans,” or “will,” or the negative of those words or other terminology. These statements are not guarantees of future performance and involve certain  known and unknown inherent risks, uncertainties and other factors that are difficult to predict; our actual results could differ materially from those expressed in these forward-looking statements, including those risks and other factors described elsewhere in this Annual Report.  The cautionary factors, risks and other factors presented should not be construed as exhaustive.   Other risks not presently known to us, or that we currently believe are immaterial, could also adversely affect our business, financial condition or results of operations.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning our business made elsewhere in this Annual Report, as well as other public reports filed by us with the United States Securities and Exchange Commission. Readers should not place undue reliance on any forward-looking statement as a prediction of actual results of developments. Except as required by applicable law or regulation, we undertake no obligation to update or revise any forward-looking statement contained in this Annual Report.

PART I

ITEM 1.	BUSINESS

General

InMedica Development Corporation (“InMedica” or the “Company”) was incorporated as a Utah corporation on June 16, 1983.  In 1985, the Company acquired MicroCor, Inc., a Utah corporation (“MicroCor”), engaged in the development of certain medical technology products.  During the last fiscal year, MicroCor, a 57% owned subsidiary of the Company, continued to engage in research and development on MicroCor’s hematocrit technology (see “Product Development” below) pursuant to the Joint Development Agreement (the “Agreement”) with Wescor, Inc. (“Wescor”).   Wescor assumed day-to-day management of MicroCor as of September 7, 2004; however, InMedica has the right to appoint three of five directors of MicroCor.  Since December 30, 2008, the day-to-day management was transferred to three of MicroCor’s directors:  Larry Clark, Ralph Henson and Richard Bruggeman.  InMedica and MicroCor received no revenues from operations during the last fiscal year.  (See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” below).

Principal Products

During the years 1986 and 1987, MicroCor developed, manufactured and marketed a portable electrocardiograph (“ECG”) monitor. About 450 units were manufactured and sold. In July 1989, MicroCor signed a research and development contract with Critikon (a predecessor to Johnson & Johnson Medical, Inc.) to develop a medical instrument which would incorporate and enhance the technologies already developed in the MicroCor portable ECG monitor and combine them with technologies developed by Critikon. The research and development portion of the contract was completed in July 1990, and resulted in the design of a new product line. The product line was successfully marketed by Johnson & Johnson Medical, Inc. during the 1990’s, providing royalty income to InMedica.  The product line has now been phased out and the royalty income has ceased.

Product Development

For the past 19 years, the Company has conducted research or engaged in fund raising to support research and development of a method for measuring hematocrit non-invasively (without drawing blood) and has applied for patents covering this technology. Hematocrit is the percentage of blood volume made up by red blood cells and is a common laboratory test performed invasively by drawing a blood sample from the patient.   During May 1997, the Company employed Dr. Gail Billings, a bio-medical researcher and, effective August 29, 1997, the Company engaged Medical Physics, Inc., a biomedical research company located in Salt Lake City, Utah, to conduct further research and development on the project. The researchers engaged in additional research through 1998. During 1999, the researchers completed production of a transportable prototype device for use in demonstrating the technology.  During 2001, the Company entered into a Development, Licensing and Manufacturing Agreement with Chi Lin Technologies Co., Ltd. for further development of the technology, which has now been superseded by the Agreement with Wescor.   To date the research and development of MicroCor, its various engineers, affiliates and contractors has not completed a prototype suitable for commercialization.  The Company believes the Wescor prototype has been designed and constructed to meet the regulatory requirements for clinical trials which may be required to obtain regulatory approval for marketing, however, the Company’s view is that while the design and construction may meet regulatory requirements, there is no certainty that the device would perform with the accuracy needed for approval.

Government Regulation

Medical products may be subject to regulation by the Food and Drug Administration (the “FDA”) pursuant to the Federal Food, Drug and Cosmetic Act and other federal and state laws regarding the regulation, manufacture and marketing of products in which InMedica may be involved. The laws of foreign nations may also apply to any international marketing of such products. To the extent InMedica has acquired or developed an interest in medical products or the companies manufacturing such products, InMedica’s business may be indirectly affected by such regulation. Testing of MicroCor’s non-invasive hematocrit technology is subject to prior approval and supervision of an Internal Review Board of a medical facility overseeing the testing. Marketing of any new product line that might be developed based on the Company’s non-invasive hematocrit device would be subject to prior approval by the FDA.

The disclosure on the facing sheet of this Form 10-K that the Company is not a “shell company” as defined in Rule 12b-2 of the Rules of the Securities Exchange Act of 1934 (the “Exchange Act”), is based on the Company’s conclusion that it has more than “nominal operations” as described in Rule 12b-2.   The Company’s operations consist of ongoing operating expenses reported in its statement of operations, paid employees, a stated business purpose of development of the hematocrit technology, a history of pursuing this purpose, a past history of revenues from operations and ongoing research and development conducted by its majority-owned subsidiary, MicroCor, Inc.    In the event the Company were determined to be a “shell company,” it would be precluded from using Form S-8 to register securities issued to employees and would be required to make certain disclosures on Form 8-K regarding any transaction that causes it to cease being a shell company.  Such disclosures consist of filings with the Securities and Exchange Commission of the same type of information that would be required to be filed in registering a class of securities under the Exchange Act.   Examples of transactions that could cause a company to cease to be a shell company include a “reverse acquisition” or “back door registration” of a “shell company” with an operating company.  The effect of such disclosure requirement is to increase the disclosure requirements for the non-reporting or non-registered company in a “reverse acquisition” or “back door registration” as more fully described in SEC Release Nos. 33–8587 and 34–52038.  The Company has no present plans or commitments to engage in a “reverse acquisition,” “back door registration” or similar transaction or to register stock on Form S-8.  The Company has developed a plan to form and fund a new subsidiary, ValuMobile, LLC. (See “Option Agreements” and “Subsequent Events” below.)

Patents

As of December 12, 1995, the Company’s application for a patent entitled “Method and Apparatus for Non-Invasively Determining Hematocrit,” was allowed by the U.S. Patent Office and the Patent issued on June 18, 1996 with a term of 17 years. The Company was also issued an additional patent that claims priority from October 4, 1990, the date of filing of the Company’s “Method and Apparatus for Non-Invasively Determining Hematocrit.”  The patent term runs from October 4, 1990 for a period of 17 years and expired on October 4, 2007.   As of October 3, 2000, the Company was issued a third patent called “System and Method for In-Vivo Hematocrit Measurement Using Impedance and Pressure Plethysmography.”   In December 2003, the Company received a Notice of Allowance of Claim from the U.S. Patent and Trademark office.   On July 20, 2004, MicroCor was issued a fourth patent: Patent 6,766,191, “System And Method For In-Vivo Hematocrit Measurement Using Impedance And Pressure Plethysmography.”   All of the Company’s patents are now owned by MicroCor, pursuant to the Agreement with Wescor.

Raw Materials

Materials and electronic components used in the production and development of a hematocrit measuring device and like products are components readily available through various suppliers.

Competition

InMedica is not presently a significant competitive factor in the medical products industry. The medical products industry is dominated by large and well-established corporations with vastly greater financial and personnel resources than those of InMedica. There can be no assurance that the product in which InMedica has an interest will be successfully developed and able to compete profitably in the marketplace. Further, there is no assurance that MicroCor and Wescor will be able to complete research, development and marketing of MicroCor’s hematocrit technology in advance of any competitors that may be developing competing technologies.

Research and Development Costs

Research and development costs for the two years ended December 31, 2008 and 2007 were $0 and $0, respectively.   The absence of research and development costs of the Company in 2008 and 2007 was the result of the assumption of research and development by Wescor pursuant to the Joint Development Agreement.  None of the expenses were incurred on customer-sponsored research activities relating to the development of new products.

Employees

InMedica had no employees as of December 31, 2008.

Option Agreements

Chi Lin Agreement

On September 10, 2008, Chi Lin Technologies Co., Ltd. (“Chi Lin”), an entity of the Republic of China, granted a one-year option to Synergistic Equities Ltd., a Belize corporation (“Synergistic”), to purchase 6,043,704 issued and outstanding shares of common stock of the Company currently owned by Chi Lin and 425,000 shares of common stock currently owned by Chi Lin in MicroCor, Inc., a Utah corporation (“MicroCor”), for the aggregate sum of $107,000 US (the “Synergistic Option”).  The agreement with Chi Lin is hereinafter referred to as (the “Chi Lin Agreement”). The Company owns 57% of the issued and outstanding stock of MicroCor.  If all 6,043,704 shares of common stock of the Company were purchased pursuant to the Synergistic Option, Synergistic would own 32.4% of the Company’s issued and outstanding shares of common stock.

In connection with the grant of the Synertistic Option, Chi Lin granted to Larry Clark, Ralph Henson and Richard Bruggeman, the former executive officers and Directors of the Company (see “Change in Control” below), and the survivors or survivor of them, with full power of substitution, for a period of one year, an irrevocable proxy empowering Clark, Henson and Bruggeman to unanimously vote the InMedica shares held by Chi Lin in any vote on a proposed merger or acquisition with x-Mobility, Ron Conquest, and/or affiliates.  Use of the proxy is limited to use at any shareholders’ meeting or any consent resolution of the shareholders of InMedica that may be necessary or recommended by counsel to approve a merger or acquisition transaction between InMedica and Synergisitc and/or its affiliates, including Ron Conquest, x-Mobility and/or others.  The Synergistic Option expires on September 10, 2009.

SNG Agreement

On December 8, 2008, the Company entered into a stock purchase option agreement with SNG Consulting, LLC, an Arizona limited liability company (“SNG”).  The agreement with SNG is hereinafter referred to as (the “SNG Agreement”).  Pursuant to the terms of the SNG Agreement, the Company granted to SNG a one-year option to purchase up to 5,000,000 restricted shares of Company’s common stock at a purchase price of $0.01 per share (the “SNG Option”).  The SNG Agreement is transferable by SNG.  As consideration for the SNG Agreement, SNG transferred to the Company 100% ownership of ValuMobile, LLC, a Nevada limited liability company (“ValuMobile”). ValuMobile was newly formed at the time the SNG Agreement was entered into by the Company.  The SNG Agreement further provides that SNG and any of its affiliates shall not collectively acquire more than 88% of the outstanding common stock of the Company until such time as the Company or ValuMobile has been funded with at least $1,500,000.  The SNG Option expires on December 31, 2009.

The sole member of SNG is Ashley Conquest, the daughter of Ronald Conquest.  Mr. Conquest is the new Chairman of the Board and Chief Executive Officer of the Company (see, “Change in Control” below).  Ashley Conquest and Ronald Conquest serve as the co-managers of ValuMobile.

LI Agreement

On December 8, 2008, the Company entered into a stock purchase option agreement with Law Investments CR, S.A., a Costa Rica corporation (“LI”). The agreement with LI is hereinafter referred to as (the “LI Agreement”).  Pursuant to the terms of the LI Agreement, the Company granted to LI a one-year option to purchase up to 15,000,000 restricted shares of the Company’s common stock at a purchase price of $0.0075 per share (the “LI Option”).  The LI Agreement is transferable by LI. The LI Agreement provides that the first $75,000 received from the purchase of Company’s common stock pursuant to the LI Agreement shall be distributed to Company’s wholly-owned subsidiary, ValuMobile, as a contribution to capital.  The LI Agreement further provides that LI and any of its affiliates shall not collectively acquire more than 88% of the outstanding common stock of the Company until such time as the Company or ValuMobile has been funded with at least $1,500,000.  The LI Option expires on December 31, 2009.  Ronald Conquest, who is the new Chairman of the Board and Chief Executive Officer of the Company (see, “Change in Control” below), is a director and President of LI.

Subsequent Events

Agreement with MicroCor, Inc.

On January 30, 2009, the Company entered into an agreement with MicroCor, LI and SNG (the “MicroCor Agreement”).  In the MicroCor Agreement, the parties agreed that the Company, LI, and SNG will vote their respective ownership interest in MicroCor, if any, for the election of Larry E. Clark, Ralph Henson, and Richard Bruggeman, the three former Directors of Company (see, “Change in Control” below), as Directors of MicroCor.  The MicroCor Agreement also provides for the Company to create a class of preferred stock, without dividend or voting rights, which will receive 100% of any future benefit from the sale, spin off, merger or liquidation of MicroCor or the commercialization of its hematocrit technology (the “Series B Preferred Stock”).  The shares of the Series B Preferred Stock will be distributed as a dividend, subject to compliance with federal and state securities laws and regulations, to the Company’s common stockholders, as of the record date of January 30, 2009.  The MicroCor Agreement also provides that the MicroCor Board of Directors shall have sole discretion to reach agreements and settlements with creditors and shareholders of MicroCor, including the Company, without the consent of the Company’s Board of Directors as then constituted.  These settlements and agreements may be in the best interest of MicroCor and the holders of the Series B Preferred Stock, and not necessarily the Company.  The term of the MicroCor Agreement and the Series B Preferred Stock is the later of:  (i) two years commencing on January 30, 2009; (ii) the resolution of the MicroCor Board to abandon further development of the hematocrit technology; or (iii) the spin off, merger or liquidation of MicroCor or its hematocrit technology.

The creation of the Series B Preferred Stock, as discussed above, will modify the rights of those who become holders of the Company’s common stock after January 30, 2009.  All financial benefits from MicroCor’s hematocrit technology, if any, will be distributed to the holders of the Series B Preferred Stock after payment of all MicroCor’s debts and no MicroCor assets will be distributed to the Company’s common stockholders.

Change in Control

Resignations of Directors and Officers; Appointment of New Directors and Officers

Effective January 30, 2009, Larry E. Clark, Ralph Henson and Richard Bruggeman resigned Directors of the Company.  Further, Mr. Clark resigned as Chairman of the Company, Mr. Henson resigned as President and Chief Executive Officer of the Company, and Mr. Bruggeman resigned as Secretary/Treasurer and Chief Financial Officer of the Company, all effective January 30, 2009.  There were no disagreements between Mr. Clark, Mr. Henson, Mr. Bruggeman and the Company.

Effective January 30, 2009, Ronald Conquest, Wayne R. Myers, and Christopher R. Miller were appointed as Directors of the Company.  Additionally, Mr. Conquest was appointed as Chairman and Principal Executive Officer, Mr. Myers was appointed as President and Principal Operating Officer, and Mr. Miller was appointed as Secretary/Treasurer and Principal Financial Officer.  There are no family relationships between Messrs.  Conquest, Myers and Miller.

With the resignation of the Company’s three Directors and officers and the appointment of three new Directors and officers, control of the Company has changed.

Potential Exercise of Options

Currently, the Company has 18,629,493 shares of common stock issued and outstanding.  If all 20,000,000 shares of common stock are purchased by LI and SNG pursuant to the LI Agreement and the SNG Agreement (see “Option Agreements - LI Agreement” and “SNG Agreement” above), LI and SNG would own a total of 51.8% of the Company’s issued and outstanding shares of common stock.

If LI purchases all 15,000,000 shares available to be purchased pursuant to the LI Agreement and SNG purchases no shares pursuant to the SNG Agreement, LI would own 44.6% of the Company’s outstanding shares of common stock.

If SNG purchases all 5,000,000 shares available to be purchased pursuant to the SNG Agreement and LI purchases no shares pursuant to the LI Agreement, SNG would own 21.2% of the Company’s outstanding shares of common stock.

In the event all options are exercised, Synergistic, SNG and LI would collectively own 67.4% of Company’s issued and outstanding shares of common stock.  Ronald Conquest, who is the new Chairman of the Board and Chief Executive Officer of the Company (see “Resignations of Directors and Officers; Appointment of New Directors and Officers” above), has served as an agent for Synergistic, but is not an officer, director or shareholder of Synergistic.

ValuMobile Operations

The ability of the Company to commence operations in its new ValuMobile subsidiary has been hampered in 2009 by the recent economic recession. The Company’s future operations in its ValuMobile subsidiary will be dependent upon securing the funding contemplated by the LI Agreement and the SNG Agreement.  At the present time the Company has entered into no agreement or understanding to obtain such funding.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

During the 2008 fiscal year, the Company leased office space on a month-to-month basis located at 825 North 300 West, Suite N132, in Salt Lake City, Utah.  Commencing in February 2009, the Company moved its offices to 3104 E. Camelback Road, Suite 242, Phoenix, Arizona 85016.  The Company currently pays no rent to occupy this space.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently a party to any pending lawsuit or legal proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of InMedica is traded in the over-the-counter market and is quoted on the “FINRA OTC Bulletin Board.” The table below sets forth, for the calendar quarters indicated, the high and low closing bid prices for the InMedica common stock as reported by the FINRA OTC Bulletin Board. These quotations represent prices between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

	Bid Price
Quarter Ended	High	Low

March 31, 2007	$.23	$.15
June 30, 2007	.17	.10
September 30, 2007	.17	.10
December 31, 2007	.13	.06

March 31, 2008	.0667	.0467
June 30, 2008	.0333	.0167
September 30, 2008	.02	.02
December 31, 2008	.0167	.01

Stockholders

On March 5, 2009, there were approximately 519 record holders of the InMedica common stock. Such record holders do not include individual participants in securities position listings.

Dividends

InMedica has not paid cash dividends on its common stock since organization.  For the foreseeable future, InMedica expects that earnings, if any, will be retained for use in the business or be used to retire obligations of the Company.

Series A Preferred Stock

Four stockholders own an aggregate of 21,016 shares of the Company’s Series A Preferred Stock, which is 8% convertible preferred.  There is no public market for the Series A Preferred Stock.   Aggregate accumulated annual dividends payable on the preferred stock as of December 31, 2008 were $56,743.

Securities Authorized for Issuance - Series B Preferred Stock

The creation of the Series B Preferred Stock pursuant to the MicroCor Agreement will modify the rights of those who become holders of the Company’s common stock after January 30, 2009.  All financial benefits from MicroCor’s hematocrit technology, if any, will be distributed to the holders of the Series B Preferred Stock after payment of all of MicroCor’s debts and no MicroCor assets will be distributed to the Company’s common stockholders.  See “Item 1. Business - Subsequent Events” above.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

During the 12 months beginning January 2008, the Company’s plan of operation was to continue to work cooperatively with MicroCor and Wescor in the development of the Company’s portable hematocrit device.  However, Wescor advised the Company and Chi Lin that its parent corporation was interested in shifting Wescor’s resources previously dedicated to the research and development of the hematocrit technology to other projects.  As a result, Wescor ceased all research and development efforts on the hematocrit technology.  Wescor continues to be interested in bringing on a new partner to continue the research and development or perhaps in selling its interest in the Technology.  The Company is presently discussing the matter with Wescor.   No present plans or commitments for other alternatives have been made.  During 2008, the Company funded administrative operations with the proceeds of minimum royalty payments from MicroCor and from loans from the Company’s officers and directors. Wescor, in the past, has loaned MicroCor sufficient funds to enable MicroCor to pay one half of the minimum royalty.  These minimum payments to the Company from MicroCor have ceased.  Payment of the balance of the minimum royalty was deferred by the Company.  The Company has in the past borrowed from affiliates; however, such borrowing is not expected to be available in the future to meet obligations or to fund research and development. In past years, salaries of employees and consulting fees have been accrued and later settled by the issuance of restricted stock. If necessary, InMedica will also look for other funding sources.

Results of Operations

The Company had an accumulated deficit of $9,042,965 as of December 31, 2008.  No revenues from operations were received in 2008 and 2007.  No revenues from operations are expected during 2009.    The Company had a net loss from operations of $348,860 for the year ended December 31, 2008, compared to a net loss from operations of $194,699 for the year ended December 31, 2007.  The increase in net loss from operations resulted primarily from the issuance of stock options to LI and SNG during September 2008, which generated an increase compensation expense.

Liquidity and Capital Resources

The minimum royalty payments in 2008 and 2007 and loans from the Company’s officers and directors have provided minimum operating capital to the Company.  During 2008, the Company’s CEO and CFO deferred payments of $2,000 per month in salary.  These deferrals ended December 31, 2008.

During the years 2008 and 2007, liquidity was generated by borrowings from Wescor, the Company’s officers and directors and from the payment of minimum royalties to InMedica by MicroCor.   The Company may need to engage in fund raising during 2009 in order to meet future cash needs.

Subsequent Event

ValuMobile Operations

The ability of the Company to commence operations in its new ValuMobile subsidiary has been hampered in 2009 by the recent economic recession. The Company’s future operations in its ValuMobile subsidiary will be dependent on securing the funding contemplated by the LI Agreement and the SNG Agreement.  At the present time the Company has entered into no agreement or understanding to obtain such funding.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INMEDICA DEVELOPMENT CORPORATION

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT
DECEMBER 31, 2008 AND 2007

Robison, Hill & Co.	Certified Public Accountants
A PROFESSIONAL CORPORATION
Brent M. Davies, CPA
David O. Seal, CPA
W. Dale Westenskow, CPA
Barry D. Loveless, CPA
Stephen M. Halley, CPA

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of
InMedica Development Corporation

We have audited the accompanying consolidated balance sheets of InMedica Development Corporation and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years then ended (all expressed in U.S. dollars).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah 84117-5050
Telephone 801/272-8045, Facsimile 801/277-9942

The accompanying consolidated financial statements for the years ended December 31, 2008 and 2007 have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
April 7, 2009

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash & Cash Equivalents	$1,794	$2,706
Prepaid Expenses & Other	1,100	200
Total Current Assets	2,894	2,906

Equipment & Furniture, at Cost,
Less Accumulated Depreciation of $255,221
and $254,856, respectively	–	365

TOTAL ASSETS	$2,894	$3,271

LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
Related Party Consulting Fees Payable	$–	$78,000
Accounts Payable	6,665	5,503
Accrued Interest	34,351	16,495
Related Party Royalty Payable	113,333	73,333
Related Party Note Payable	187,385	–
Note Payable	21,509	–
Preferred Stock Dividends Payable	56,743	49,177
Current Portion of Long-Term Debt	160,000	140,000
Total Current Liabilities	652,619	283,125

Long-Term Convertible Promissory Note	72,633	60,617

Total Liabilities	652,619	423,125

Minority Interest	(291,211)	(192,611)

Stockholders' Equity (Deficit)
Preferred Stock, 10,000,000 shares authorized; Series A cumulative convertible preferred stock, 8% cumulative, $4.50 par value,
1,000,000 shares designated, 21,016 shares outstanding (aggregate
liquidation preference of $151,316)	94,573	94,573
Common Stock, $.001 par value: 40,000,000 shares authorized,
18,629,493 and 18,629,493.share outstanding	18,629	18,629
Additional Paid-in Capital	8,571,249	8,426,839
Accumulated Deficit	(9,042,965)	(8,767,284)
Total Stockholders' Equity (Deficit)	(358,514)	(227,243)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,894	$3,271

The accompanying notes are an integral part of these financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2008	2007

ROYALTY REVENUES	$–	$–

OPERATING EXPENSES
General & Administrative	204,450	194,699
Compensation Expense from Stock Options	144,410	–
Research & Development	–	–
Total Operating Expense	348,860	194,699

LOSS FROM OPERATIONS	(348,860)	(194,699)

OTHER INCOME (EXPENSE)
Interest Income	–	–
Interest Expense	(17,855)	(13,586)
Other Income	–	–
Total Other Income (Expenses), Net	(17,855)	(13,586)

INCOME (LOSS) BEFORE MINORITY INTEREST	(366,715)	(208,285)

MINORITY INTEREST	98,600	99,250

NET INCOME (LOSS)	(268,115)	(109,035)

PREFERRED STOCK DIVIDENDS	(7,566)	(7,566)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(275,681)	$(116,601)

NET INCOME (LOSS) PER COMMON SHARE (BASIC & DILUTED)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	18,629,493	18,629,493
DILUTED	18,661,017	18,661,017

The accompanying notes are an integral part of these financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, January 1, 2007	21,016	$94,573	18,629,493	$18,629	$8,426,839	$(8,650,683)
Common stock issued for
Convertible promissory notes	–	–	–	–	–	–
Preferred stock dividends	–	–	–	–	–	(7,566)
Net loss	–	–	–	–	–	(109,035)

Balance, December 31, 2007	21,016	94,573	18,629,493	18,629	8,426,839	(8,767,284)
Stock options	–	–	–	–	144,410	–
Preferred stock dividends	–	–	–	–	–	(7,566)
Net loss	–	–	–	–	–	(268,115)

Balance, December 31, 2008	21,016	$94,573	18,629,493	$18,629	$8,571,249	$(9,042,965)

The accompanying notes are an integral part of these financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(268,115)	$(109,035)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	365	493
Stock option compensation expense	144,410	–
Interest income from amortization or discount on notes receivable	–	–
Minority interest in losses	(98,600)	(99,250)
Changes in assets and liabilities:
Prepaid expenses	(900)	–
Related party consulting fees payable	24,000	24,000
Accounts payable	22,672	5,503
Accrued interest	17,855	13,585
Related party royalty payable	40,000	40,000
Accrued payroll and related taxes	48,000	–
Net cash used in operating activities	(70,313)	(124,704)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	–	–
Proceeds from note receivable	–	–
Net cash provided by (used in) investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	32,016	93,331
Proceeds from related party loans	37,385
Payments on notes payable	–	–
Proceeds from sale of common stock	–	–
Net cash provided by (used in) financing activities	69,401	93,331

NET INCREASE IN CASH	(912)	(31,373)
CASH AT BEGINNING OF THE YEAR	2,706	34,079
CASH AT END OF THE YEAR	$1,794	$2,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$–	$–
Cash paid during the year for income taxes	$200	$200

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES
Convertible promissory notes exchanged for 500,000 shares of common stock	$–	$–
Sale of subsidiary stock for notes receivable	$–	$–

The accompanying notes are an integral part of these financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2008 AND 2007

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company generated negative cash flows from operations of $70,313 and $124,704 in 2008 and 2007, respectively, and net losses from operations of $268,115 and $109,035 in 2008 and 2007, respectively.   As of December 31, 2008 the Company had an accumulated deficit of $9,042,965 and a stockholders’ deficit of $358,514. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.  Management's operating plan includes pursuing additional fund raising as well as research and development.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2008 AND 2007

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Patents

The Company has four patents covering various aspects of its Technology which expire from 2007 to 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of InMedica and MicroCor.   All material inter-company accounts and transactions have been eliminated.

On December 12, 2008, the Company acquired 100% of the membership interests of ValuMobile, LLC, a Nevada limited liability company in consideration of the grant of a stock purchase option to SNG Consulting, LLC, an Arizona limited liability company for purchase of the Company’s common stock.  ValuMobile LLC is a newly formed limited liability company with no operations at December 31, 2008.

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
FOR THE YEARS ENDING DECEMBER 31, 2008 AND 2007

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equipment and Furniture

Equipment and furniture are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three to five years.

Equipment and Furniture consist of the following:	December 31,
	2008	2007

Equipment	$244,033	$244,033
Furniture	11,188	11,188
	255,221	255,221
Less accumulated depreciation	(255,221)	(254,856)
Total	$–	$365

Depreciation expense for the years ended December 31, 2008 and 2007 was $365 and $493, respectively.

Research and Development

Research and development costs are expensed as incurred.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At December 31, 2008 and 2007, respectively, there were 31,524 and 31,524 potentially dilutive common stock equivalents.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

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

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2008 AND 2007

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including receivables, accounts payable, accrued liabilities, and notes payable at December 31, 2008 and 2007 approximates their fair values due to the short-term nature of these financial instruments.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2008 AND 2007

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
FOR THE YEARS ENDING DECEMBER 31, 2008 AND 2007

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

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2008 AND 2007

NOTE 2 - NOTES PAYABLE

Notes payable consisted of the following:
	December 31,	December 31,
	2008	2007

WesCor, Inc. Overhead Note,
Due December 31, 2010 including interest
at prime 4.00% at December 31, 2008
Unsecured convertible at $.10 per share	$72,633	$60,617

WesCor, Inc. Secured Convertible Promissory Note,
Due March 6, 2009 including interest
at prime plus 2 6.00% at December 31, 2008
Unsecured convertible at $.10 per share	160,000	140,000

Less Current Portion	(160,000)	(140,000)

Total Long-Term Convertible Promissory Notes	$72,633	$60,617

On December 31, 2008, the Company converted $21,509 of accounts payable due to its attorney into a promissory note.  The note is due on demand and carries an interest rate of 6% per annum.  This note is secured by the proceeds of option exercises by SNG Consulting LLC pursuant to its option to acquire 5,000,000 shares of the common stock of the Company, but only by such proceeds as correspond to exercises after the initial minimum share purchase option exercise by Law Investments.  In the event of such option exercise, such revenues shall be applied first to the retirement of these notes.  (See Note 5).

NOTE 3 - INCOME TAXES

Deferred income tax assets consisted of the following:
	December 31,	December 31,
	2008	2007

Net operating loss carryforwards	$793,931	$760,884
Future deductions temporary differences related
to compensation, reserves, and accruals	5,821	6,995
Less valuation allowance	(799,752)	(767,879)
Deferred income tax assets	$–	$–

The valuation allowance increased $31,873 in 2008.  At December 31, 2008, the Company has consolidated net operating loss carryforwards for federal income tax purposes of $2,457,992.  These net operating loss carryforwards expire at various dates beginning in 2009 through 2028.  Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2008 AND 2007

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

NOTE 5 - STOCK OPTIONS

On December 8, 2008, the Company entered into an option agreement with Law Investments CR, S.A., a Costa Rica corporation, whereby the Company granted to Law Investments a one-year option to purchase up to 15,000,000 restricted shares of the Company’s common stock at a purchase price of $0.0075 per share.  This agreement is transferable by Law Investments.  The Law Investment agreement provides that the first $75,000 received from the purchase of the Company’s common stock pursuant to the Law Investment agreement shall be distributed to the Company’s wholly-owned subsidiary, ValuMobile, LLC, a Nevada limited liability company as a contribution to capital.  The Law Investment agreement further provides that Law Investment and any of its affilitates shall not collectively acquire more than 88% of the outstanding common stock of the Company until such time as the Company or ValuMobile has been funded with at least $1,500,000.  The sole member of SNG is Ashley Conquest, the daughter of Ronald Conquest, who was appointed a Director and Officer of the Company on January 30, 2009.

On December 8, 2008, the Company entered into an option agreement with SNG Consulting, LLC, an Arizona limited liability company, whereby the Company granted to SNG a one-year option to purchase up to 5,000,000 restricted shares of the Company’s common stock at a purchase price of $0.01 per share.  This agreement is transferable by SNG.  As consideration for the SNG Agreement, SNG transferred to the Company 100% ownership of ValuMobile.  ValuMobile was newly formed at the time the SNG Agreement was entered into by the Company.  The SNG agreement further provides that Law Investment and any of its affilitates shall not collectively acquire more than 88% of the outstanding common stock of the Company until such time as the Company or ValuMobile has been funded with at least $1,500,000.  Ronald Conquest, who was appointed a Director and Officer of the Company on January 30, 2009, is the President of Law Investments.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2008 AND 2007

NOTE 5 - STOCK OPTIONS (Continued)

The Black Scholes option pricing model was used to calculate the fair value of the options granted. During the year ended December 31, 2008, the Company recognized compensation expense of $144,410 related to the stock options.  The following assumptions were used in the fair value calculations:

Risk free rate – 0.53%
Expected term – 1 year
Expected volatility of stock – 202.6%
Expected dividend yield – 0%

The Company’s stock price at December 8, 2008 was $0.01.

A summary of this stock option activity for 2007 and 2008 was as follows:
Weighted
Average
	Option	Exercise
	Shares	Price

Outstanding at January 1, 2007	–	$–
Granted	–	–
Forfeited or expired	–	–
Outstanding at December 31, 2007	–	–
Granted	20,000,000	0.008125
Forfeited or expired	–	–
Outstanding at December 31, 2008	20,000,000	$0.008125

The following table summarizes information about stock options issued to non-employees outstanding at December 31, 2008:

Options Outstanding				Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(in years)	Price	Exercisable	Price

$0.0075 – 0.01	20,000,000	1	$0.008125	20,000,000	0.008125

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2008 AND 2007

NOTE 6 - PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock.  The Company's board of directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock ("Series A Preferred") with a par value of $4.50 per share.  Holders of the Series A Preferred receive annual cumulative dividends of eight percent, payable quarterly, which dividends are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid.  As of December 31, 2008, cumulative preferred stock dividends payable in the amount of $56,743, or $2.70 per share are due and payable.  Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends.  Series A Preferred stockholders have the right to convert each share of Series A Preferred to the Company's common stock at a rate of 1.5 common shares to 1 preferred share.

NOTE 7 – EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	For the Years Ended
	December 31,
	2008	2007

Net Income (Loss)	$(268,115)	$(109,035)
Less: preferred dividends	(7,566)	(7,566)

Income (Loss) available to common stockholders used in basic EPS	$(275,681)	$(116,601)

Convertible preferred stock	7,566	7,566
Convertible notes payable	–	–
Income (Loss) available to common stockholders after assumed
Conversion of dilutive securities	$(268,115)	$(109,035)

Weighted average number of common shares used in basic EPS	18,629,493	18,629,493
Effect of dilutive securities:
Convertible preferred stock	31,524	31,524
Convertible notes payable	–	–
Options	–	–
Weighted average number of common shares and dilutive potential
common stock used in diluted EPS	18,661,017	18,661,017

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2008 AND 2007

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has a consulting arrangement with an entity owned by the Company's chairman whereby the Company agreed to pay $2,000 per month.  Either party can terminate the arrangement at any time upon 30 days prior notice.  Accrued but unpaid consulting fees do not bear interest.  As of December 31, 2008, $102,000 was owed under the arrangement.  On December 31, 2008, the Company converted this $102,000 of accrued consulting into a promissory note.  The note is due on demand and carries an interest rate of 6% per annum.  The note is secured by any and all revenues received by MicroCor from the sale, disposition or commercialization of the Hematocrit Technology.

During 2008, the Company received $20,500 in loans from officers and directors of the Company.  The same officers and directors also paid expenses of $16,885 on behalf of the Company.  At December 31, 2008, the Company executed promissory notes with the officers and directors for the amounts loaned above.  The notes are due on demand and carry an interest rate of 6% per annum.  These loans are secured by the proceeds of option exercises by SNG Consulting LLC pursuant to its option to acquire 5,000,000 shares of the common stock of the Company, but only by such proceeds as correspond to exercises after the initial minimum share purchase option exercise by Law Investments.  In the event of such option exercise, such revenues shall be applied first to the retirement of these notes. (See Note 5).

On December 31, 2008, the Company converted $48,000 of accrued payroll due to officers into promissory notes.  The notes are due on demand and carry an interest rate of 6% per annum.  The notes are secured by any and all revenues received by MicroCor from the sale, disposition or commercialization of the Hematocrit Technology.

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

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2008 AND 2007

NOTE 9 - JOINT DEVELOPMENT AGREEMENT

Effective September 7, 2004, InMedica and MicroCor entered into the Joint Development Agreement pursuant to which Wescor, a Utah medical technology company ("Wescor") assumed responsibility for the day-to-day operation of MicroCor and the conduct of research and development of the Hematocrit Technology.  The Agreement provides that in the event Wescor is successful in producing a working prototype using the hematocrit technology, capable of meeting FDA GMP requirements suitable for conducting clinical trials (Phase1), MicroCor will issue 500,000 additional restricted shares of MicroCor stock to Wescor. Thereafter if Wescor completes clinical trials and obtains the FDA's clearance to market such products (Phase 2), 500,000 additional restricted shares of MicroCor stock will be issued to Wescor by MicroCor. Then, upon manufacturing and initial introduction into the US market of such products (Phase 3), MicroCor will issue to Wescor an additional 700,000 restricted shares of its stock, giving Wescor a total of 49% of the issued and outstanding stock of MicroCor. These additional shares to be issued to Wescor will be in consideration of each Phase of development work by Wescor. The determination of Wescor's completion of the above three Phases will be made by MicroCor's board which is controlled by InMedica. In the event of a disagreement between the parties as to fulfillment of the above standards, the parties intend to negotiate in good faith to resolve the matter.

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
FOR THE YEARS ENDING DECEMBER 31, 2008 AND 2007

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

Wescor recently advised the Company and Chi Lin that its parent corporation was interested in shifting Wescor’s resources previously dedicated to the research and development of the Hematocrit Technology to other projects.  As a result, Wescor ceased all research and development efforts on the Hematocrit Technology.  Wescor continues to be interested in bringing on a new partner to continue the research and development or perhaps in selling its interest in the Technology.  The Company is presently discussing the matter with Wescor.   No present plans or commitments for other alternatives have been made.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2008 AND 2007

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

NOTE 11 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At December 31, 2008, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2008 AND 2007

NOTE 11 – UNCERTAIN TAX POSITIONS (Continued)

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2008.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2005. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2008:

United States (a)	2005 – Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A(T).	CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the small business issuer.  The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation required by paragraph (b) of Section 240.13a-15 or 240.15d-15 of the Rules of the Securities Exchange Act of 1934 (the “Exchange Act”), conducted as of the end of the period covered by this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) or 240.15d-15(e)) have functioned effectively.   For purposes of this Item, the term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.   This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.   Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Section 240.13a-15 or 240.15d-15 of the Rules of the Exchange Act, that occurred during the Company’s last fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  There was, however, a change in the Company’s internal control over financial reporting on January 30, 2009, as a result of the Company’s officers and Directors resigning on that date and new officers and Directors being appointed. At this time the Company does not believe this change in management will materially affect the effectiveness of the Company’s internal control over financial reporting in the future.  (See “Item 10. Directors, Executive Officers and Corporate Governance - Subsequent Events” below.)

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of InMedica

The following table furnishes information concerning the officers and Directors of InMedica during fiscal year 2008, and their business backgrounds for at least the last five years:

Name	Age	Position

Larry E. Clark	87	Chairman of the Board
Ralph Henson	64	Chief Executive Officer and Director
Richard Bruggeman	54	Chief Financial Officer and Director

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

Richard Bruggeman - Director and Secretary/Treasurer and Chief Financial Officer of the Company since April, 1995 and full time employee of the Company during 2002.  Since 2003, Mr. Bruggeman has been employed with Kitchen Resource, Inc., a Utah based firm distributing kitchen appliances.  He was employed part time or full time as Controller of Kitchen Specialties, Inc. from 1993 to December, 2001, a Salt Lake City firm distributing kitchen appliances in the United States and Canada.  From 1986 until 1993 he was employed by the Company’s subsidiary, MicroCor, Inc. as financial manager.   During the period 1983-1985, he was a sole practitioner in accounting and from 1981-1983 he was employed by the Salt Lake City public accounting firm of Robison Hill & Co.  He has since had no affiliation with that accounting firm.  He graduated from the University of Utah in 1981 with a B.S. degree in accounting.

Subsequent Events

New Directors and Executive Officers of InMedica

The following table furnishes information concerning the executive officers and Directors of InMedica elected on January 30, 2009, and their business backgrounds for at least the last five years.

Name	Age	Position

Ronald Conquest	64	Chairman of the Board, Chief Executive Officer and Director
Wayne R. Meyers	55	President and Director
Christopher R. Miller	40	Chief Financial Officer and Director

Ronald Conquest - Director, Chairman of the Board and Chief Executive Officer of the Company since January 30, 2009.  Over the past four decades, Mr. Conquest has developed a diversified business management background, including ownership and/or operation of, or involvement with, a wide variety of public and private companies in the United States, Canada, Mexico, Brazil, United Kingdom, Costa Rica, Peoples Republic of China, and the Commonwealth of Independent States (former USSR).  Mr. Conquest’s executive experience includes Chairman of the Board and CEO level corporate management, along with domestic and international corporate finance with public and private corporations. Mr. Conquest’s corporate structuring background includes corporate mergers, acquisitions and reorganizations, initial public offerings, public shell reverse mergers, corporate public relations and securities market making.  He also has experience in concept development, business plan development, business organization, strategic planning, start-up, sales, marketing and promotion, and personnel management.  Since 2001, he has acted as a financial consultant with regard to investment and merchant banking and acquisitions and mergers under the trade name The Conquest Group located in Phoenix, Arizona.  Mr. Conquest was educated at the University of Oklahoma, studying Mathematics and Engineering.

Wayne R. Myers -  Director and President of the Company since January 30, 2009.  Mr. Myers is a senior level telecommunications executive with broad strategic business development expertise and wide experience in sales management in the USA, Europe, Middle East, Africa and India.  From 2006 to present, Mr. Myers has served as founder and Chief Executive Officer of x-Mobility Ltd. located in London, United Kingdom.  x-Mobility Ltd. is a cellular telephone service provider/MVNO carrier focusing on fixed mobile convergence targeting SMEs with unique applications for vertical markets with distribution through major brands.  From June 2003 through November 2005, Mr. Myers served as Chief Operating Officer of Comoretel Holdings Ltd., London, United Kingdom, a telecommunication company providing unique patented UIFN/ITFS applications for emerging markets worldwide.  From June 1997 through November 2003, Mr. Myers served as President–Europe and Senior Vice President of Global Business Development for VIATEL Inc., Paris, France/London, United Kingdon. VIATEL Inc. is a telecommunication company providing voice, data, Internet and broadband services marketed to the enterprise, SME and consumer markets utilizing direct and channel sales distribution.  Mr. Myers was also recently appointed as a Director of Peach Amber Ltd. of London, United Kingdom.

Christopher R. Miller - Director and Chief Financial Officer of the Company since January 30, 2009.  Mr. Miller graduated from Arizona State University in 1994 with a Bachelor of Science Degree in Finance.  From 1994 through 2000, Mr. Miller held various positions at U-Haul® International, Inc.  As Treasurer of U-Haul® Self Storage Corporation (a subsidiary of U-Haul® International) and Senior Financial Analyst for UHAL, Mr. Miller’s responsibilities included the organization, underwriting, negotiation, auditing, financial modeling, management and reporting for the company’s acquisitions and financings.  Mr. Miller was involved with the management, purchase and financing of over $300 million of self-storage facilities funded primarily through CMBS placements and synthetic lease transactions involving Merrill Lynch-Canada, First Union, Wells Fargo and GE Capital. Mr. Miller’s responsibilities also included the management, development and mentoring of three MBA level financial analysts comprising U-Haul’s Management Information Analysis Department, along with producing U-Haul’s monthly Board of Directors presentation on company financial performance.  Beginning in late 2000, Mr. Miller became Chief Financial Officer for AutoAuto Wash®, a start-up operation of car wash facilities.  His active employment included capital raising, operations, facility openings, accounting and marketing, facilitating the growth of the chain to 27 facilities nationally in just over a year.  From 2002 through the present, Mr. Miller has been providing financial consulting services to a wide variety of organizations specializing in asset valuation, business start-up and financing and private and public company valuations. Projects include self-storage portfolio acquisitions, retail start-up operations and exclusive high-rise and low-density beachfront condominium developments.  Beginning in June 2006 to the present, Mr. Miller has been providing public company valuation, financial modeling and due diligence services to Doherty & Company, LLC, a Los Angeles based licensed broker-dealer specializing in venture capital, private equity funding, mergers and acquisitions advisory, and valuations for early stage companies.  Since 2003, Mr. Miller has offered specialized consulting services to entrepreneurs, private investment companies and licensed securities brokers-dealers under the name Sun Capital, LLC located in Phoenix, Arizona.

Each Director serves until the next annual meeting of shareholders or until a successor is elected and qualified.  Officers serve at the pleasure of the Board of Directors.  No arrangement or understanding exists between any officer or Director and any other person pursuant to which he was nominated or elected as Director or selected as an officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission  (“SEC”) initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and shareholders holding greater than 10% are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of any such reports furnished to the Company, during the fiscal year ended December 31, 2008, and thereafter, all Section 16(a) filing requirements applicable to officers, directors and shareholders holding greater than 10% have been filed, except Synergistic Equities Ltd. and Law Investments CR, S.A. and their respective affiliates, as option holders of more than 10% of the Company’s equity securities, have not filed the required Section 16(a) forms with the SEC or the Company and SNG Consulting LLC and its affiliate, as an option holder of more than 10% of the Company’s equity securities, only filed the required Section 16(a) forms with the SEC and the Company on April 9, 2009.  However, Mr. Conquest, in his capacity as President and a Director of LI,  filed his Form 3 with the SEC and the Company, relating to his indirect beneficial ownership of the LI Option on April 10, 2009.  Mr. Conquest disclaims any beneficial ownership interest in the LI Option or the underlying shares.

Code of Ethics

The Company has adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  A copy of the Code of Ethics will be furnished upon request without charge.

Audit Committee Financial Expert

The Company’s Board of Directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. Like many small companies, it is difficult for the Company to attract and retain Board members who qualify as “audit committee financial experts.”

Nominating Committee

The full Board of Directors of the Company functions as a nominating committee to select potential additional directors of the Company.   The Board has not specifically designated a separate nominating committee because all three members of the Board of Directors desire to be involved in the selection of any new director.

ITEM 11.	EXECUTIVE COMPENSATION

The table below discloses the compensation of the chief executive officer of the Company during the three fiscal years ended December 31, 2008:

Executive Compensation Table

Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Ralph Henson Chief Executive Officer	2008 2007 2006	30,000 (1) 84,000 (2) 33,000	– – –	$0 $65,000 $65,000	$ 30,000 $149,000 $ 98,000
____________

(1)	Paid or reimbursed by Wescor.
(2)	Includes $60,000 reimbursed by Wescor.

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

In December 2008, the Company entered into the LI Agreement and the SNG Agreement concerning options to purchase up to 20,000,000 shares of the Company’s common stock (see “Item 1. Business - Option Agreements” above). Since Ronald Conquest was a co-manager of the Company’s ValuMobile subsidiary and is the President and a Director of Law Investments CR, S.A. and Ashley Conquest is a co-manager of the Company’s ValuMobile subsidiary and is the manager of SNG Consulting, LLC, the issuance of the options for 20,000,000 common stock shares resulted in a $144,410 compensation expense under the SEC’s required Black-Scholes method of valuing stock options.  Mr. Conquest has disclaimed any beneficial interest in the LI Options and the underlying common stock.

Compensation Committee, Interlocks and Insider Participation

The full Board of Directors of the Company functions as a compensation committee.  The Board has not specifically designated a separate compensation committee due to the relatively small size of the Company.

Subsequent Event

During 2009, it is projected that Ronald Conquest, the new Chairman of the Board and Chief Executive Officer, will receive compensation of $5,000 per month beginning June 1, 2009, and no bonus or other compensation is effective as of the date of this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 31, 2009, with respect to the beneficial ownership of the Company’s common stock by each executive officer and Director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of common stock.

Name, Address and Position of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Principal Stockholders:

Chi Lin Technologies Co., Ltd. 717 No. 71, Te Lun RD Jen Te Hsian, Taiwan	6,043,704 (3)	32.4%

Larry E. Clark 1036 Oak Hills Way Salt Lake City, Utah 84108	2,937,025	15.8%

Synergistic Equities Ltd. 55 Frederick Street Nassau, Bahamas	6,043,704 (3)	32.4%

SNG Consulting LLC 15029 N. Thompson Peak Parkway Suite B111-520 Scottsdale, Arizona 85260	5,000,000 (4)	21.2%

Ashley Conquest 15029 N. Thompson Peak Parkway Suite B111-520 Scottsdale, Arizona 85260	5,000,000 (4)	21.2%

Law Investments CR, S.A. 14550 Frank Lloyd Wright Blvd. Suite 100 Scottsdale, Arizona 85260	15,000,000 (5)	44.6%

Name, Address and Position of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Officers and Directors:(6)

Ronald Conquest, Chairman, Chief Executive Officer and Director	15,000,000 (5)	44.6%

Wayne R. Myers President and Director	0	0%

Christopher R. Miller Secretary/Treasurer, Chief Financial Officer and Director	0	0%

All Executive Officers and Directors as a group (3 persons)	15,000,000 (5)	44.6%
_______________

(1)
Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.  The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)	Based on 18,629,493 shares of common stock issued and outstanding as of March 31, 2009 and assumes the exercise of options, to which the percentage relates.

(3)	These shares are presently owned by Chi Lin Technologies Co., Ltd., but were optioned to Synergistics Equities, Ltd. on September 10, 2008.

(4)	These shares represent the shares to be issued upon exercise of the option granted by the Company to SNG Consulting, LLC on December 8, 2008, of which Ashley Conquest is the sole member and manager.

(5)
These shares represent the shares to be issued upon exercise of the option granted by the Company to Law Investments CR, S.A. on December 8, 2008, of which Ronald Conquest is a director and President.  Mr. Conquest disclaims any beneficial ownership interest in the option or the underlying shares.

(6)	The address of our officers and Directors is c/o InMedica Development Corporation, 3104 E. Camelback Road, Suite 242, Phoenix, Arizona 85016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No officer, director, nominee for director, or associate of any such officer, director or nominee has been, since the beginning of the last fiscal year, or is presently indebted to the Company. There have been no transactions since the beginning of the Company’s last fiscal year, nor are there any proposed transactions, in which any officer, director, nominee or principal securityholder has a direct or indirect material interest, except as follows:

At December 31, 2008, the Company executed promissory notes to its three officers and Directors at that time for the amounts due to them for accrued but unpaid consulting fees and salaries, loans to the Company, and payments made to third parties on behalf of the Company.  The total amount of these promissory notes is $187,385.  The creditors on these promissory notes are as follows:  Larry Clark - $120,238; Richard Bruggeman - $42,147; and Ralph Henson - $25,000.  All of these promissory notes bear interest at an annual rate of 6%. The promissory notes for accrued consulting fees and salaries are secured by the future revenues to MicroCor from the disposition or commercialization of its technology.  The promissory notes for the loans to the Company and payments made to third parties on behalf of the Company are secured by the proceeds to the Company in excess of $75,000 from the exercise of the LI and the SNG Options.

On December 8, 2008, the Company entered into a stock purchase option agreement with Law Investments CR, S.A., a Costa Rica corporation (“LI”). The agreement with LI is hereinafter referred to as (the “LI Agreement”).  Pursuant to the terms of the LI Agreement, the Company granted to LI a one-year option to purchase up to 15,000,000 restricted shares of the Company’s common stock at a purchase price of $0.0075 per share (the “LI Option”).  The LI Agreement is transferable by LI. The LI Agreement provides that the first $75,000 received from the purchase of Company’s common stock pursuant to the LI Agreement shall be distributed to Company’s wholly-owned subsidiary, ValuMobile, as a contribution to capital.  The LI Agreement further provides that LI and any of its affiliates shall not collectively acquire more than 88% of the outstanding common stock of the Company until such time as the Company or ValuMobile has been funded with at least $1,500,000.  The LI Option expires on December 31, 2009.  Ronald Conquest, who is the new Chairman of the Board and Chief Executive Officer of the Company (see, “Item 1. Business - Change in Control” above), is a Director and President of LI.   Mr. Conquest disclaims any beneficial ownership interest in the option or the underlying shares.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for  professional services rendered for the years ended December 31, 2008 and 2007:

Service	2008	2007

Audit Fees	$13,625	$17,500
Audit-Related Fees	–	–
Tax Fees	725	725
All Other Fees	–	–
Total	$14,350	$18,225

Audit Fees. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.   The Board is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is as to the particular service or category of services and is generally subject to a specific amount. The independent auditors and management are required to periodically report to the Board regarding the extent of services of the independent auditors in accordance with this pre-approval and the fees incurred to date. The Board may also pre-approve particular services on a case-by-case basis. The Board pre-approved 100% of the Company’s 2007 and 2008 audit fees, audit-related fees, tax fees, and all other fees.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The Consolidated Financial Statements of the Company are set forth in Item 8 of this Report as listed on the Index to Consolidated Financial Statements on page 14 of this Report.

(a) (2) Financial Statement Schedules

All schedules are omitted because they are not applicable, or are not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) (3) Exhibits

Exhibit No.	Description

10.1a	Option to Purchase Common Stock between Synergistic Equities Ltd. and Chi Lin Technologies Co., Ltd., dated September 10, 2008 (1)
10.1b	Proxy dated September 10, 2008 (2)
10.2	Stock Purchase Option Agreement between Registrant and SNG Consulting, LLC, dated December 8, 2008 (3)
10.3	Stock Purchase Option Agreement between Registrant and Law Investments CR, S.A., dated December 8, 2008 (4)
10.4	Agreement between InMedica Development Corporation, MicroCor, Inc., Law Investments CR, S.A., and SNG Consulting, LLC, dated January 30, 2009 (5)
21	Subsidiaries of the Registrant *
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
__________________
*	Filed herewith.
(1)	Incorporated by reference to Exhibit 2.4 of the Current Report on Form 8-K filed by the Registrant on February 9, 2009.
(2)	Incorporated by reference to Exhibit 99.2 of the Form 10-Q for the Quarter Ended September 30, 2008 filed by the Registrant on November 14, 2008.
(3)	Incorporated by reference to Exhibit 2.3 of the Current Report on Form 8-K filed by the Registrant on February 9, 2009.
(4)	Incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed by the Registrant on February 9, 2009.
(5)	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Registrant on February 9, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INMEDICA DEVELOPMENT CORPORATION

Date: April 15, 2009	By:	/s/ Ronald Conquest

Ronald Conquest Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

	Signature	Date

By:	/s/ Ronald Conquest	April 15, 2009

Ronald Conquest Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

By:

Wayne R. Myers President, Chief Operating Officer and Director (Principal Operating Officer)

By:	/s/ Christopher R. Miller	April 15, 2009

Christopher R. Miller Secretary/Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)