Form 10-Q
period 2009-03-31
INMEDICA DEVELOPMENT CORP
filed 2009-05-20
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  0-12968

INMEDICA DEVELOPMENT CORPORATION
(Exact name of registrant as specified in its charter)

Utah	87-0397815
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3104 E. Camelback Road, Suite 242
Phoenix, Arizona 85016
 (Address of principal executive offices)

   (480) 991-9500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☑

As of May 15, 2009, 18,629,493 shares of the issuer’s common stock were outstanding.

INMEDICA DEVELOPMENT CORPORATION

INMEDICA DEVELOPMENT CORPORATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and should be read in conjunction with the Financial Statements of InMedica Development Corporation (the “Company” or “InMedica”).  Such statements are not historical facts and reflect our current views regarding matters such as operations and financial performance. In general, forward-looking statements are identified by such words or phrases as “expects,” “anticipates,” “believes,” “could,” “approximates,” “estimates,” “may,” “intends,” “predicts,” “projects,” “plans,” or “will,” or the negative of those words or other terminology. These statements are not guarantees of future performance and involve certain  known and unknown inherent risks, uncertainties and other factors that are difficult to predict; our actual results could differ materially from those expressed in these forward-looking statements, including those risks and other factors described elsewhere in this Quarter Report.  The cautionary factors, risks and other factors presented should not be construed as exhaustive.   Other risks not presently known to us, or that we currently believe are immaterial, could also adversely affect our business, financial condition or results of operations.

Each forward-looking statement should be read in context with, and with an understanding of, the various disclosures concerning our business made elsewhere in this Quarterly Report, as well as other public reports filed by us with the United States Securities and Exchange Commission. Readers should not place undue reliance on any forward-looking statement as a prediction of actual results of developments. Except as required by applicable law or regulation, we undertake no obligation to update or revise any forward-looking statement contained in this Quarterly Report.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)

Current Assets
Cash & Cash Equivalents	$1,217	$1,794
Prepaid Expenses & Other	200	1,100
Total Current Assets	1,417	2,894

Equipment & Furniture, at Cost,
Less Accumulated Depreciation of $255,221
and $254,856, respectively	–	–

TOTAL ASSETS	$1,417	$2,894

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Related Party Consulting Fees Payable	$–	$–
Accounts Payable	22,408	6,665
Accrued Interest	37,395	34,351
Related Party Royalty Payable	123,333	113,333
Related Party Note Payable	187,385	187,385
Note Payable	21,509	21,509
Preferred Stock Dividends Payable	58,635	56,743
Current Portion of Long-Term Debt	160,000	160,000
Total Current Liabilities	610,665	579,986

Long-Term Convertible Promissory Note	72,633	72,633

Total Liabilities	683,298	652,619

Minority Interest	(297,093)	(291,211)

Stockholders’ Equity (Deficit)
Preferred Stock, 10,000,000 shares authorized; Series A cumulative convertible preferred stock, 8% cumulative, $4.50 par value,
1,000,000 shares designated, 21,016 shares outstanding (aggregate
liquidation preference of $151,316)	94,573	94,573
Common Stock, $.001 par value: 40,000,000 shares authorized,
18,629,493 shares outstanding	18,629	18,629
Additional Paid-in Capital	8,571,249	8,571,249
Accumulated Deficit	(9,072,073)	(9,042,965)
Total Stockholders’ Equity (Deficit)	(387,622)	(358,514)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,417	$2,894

The accompanying notes are an integral part of these financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2009	2008

ROYALTY REVENUES	$–	$–

OPERATING EXPENSES
General & Administrative	30,056	58,973
Compensation Expense from Stock Options	–	–
Research & Development	–	–
Total Operating Expense	30,056	58,973

INCOME (LOSS) FROM OPERATIONS	(30,056)	(58,973)

OTHER INCOME (EXPENSE)
Interest Income	–	–
Interest Expense	(3,043)	(3,867)
Other Income	–	–
Total Other Income (Expenses), Net	(3,043)	(3,867)

INCOME (LOSS) BEFORE MINORITY INTEREST	(33,099)	(62,840)

MINORITY INTEREST	5,882	24,558

NET INCOME (LOSS)	(27,217)	(38,282)

PREFERRED STOCK DIVIDENDS	(1,891)	(1,892)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(29,108)	$(40,174)

NET INCOME (LOSS) PER COMMON SHARE (BASIC & DILUTED)	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	18,629,493	18,629,493
DILUTED	18,661,017	18,661,017

The accompanying notes are an integral part of these financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(27,217)	$(38,282)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	–	91
Stock option compensation expense	–	–
Interest income from amortization or discount on notes receivable	–	–
Minority interest in losses	(5,882)	(24,558)
Changes in assets and liabilities:
Prepaid expenses	900	–
Related party consulting fees payable	–	16,000
Accounts payable	18,578	15,750
Accrued interest	3,044	3,866
Related party royalty payable	10,000	12,000
Accrued payroll and related taxes	–	–
Net cash used in operating activities	(577)	(15,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	–	–
Proceeds from note receivable	–	–
Net cash provided by (used in) investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	–	24,416
Proceeds from related party loans	–	–
Payments on notes payable	–	–
Proceeds from sale of common stock	–	–
Net cash provided by (used in) financing activities	–	24,416

NET INCREASE IN CASH	(577)	9,263
CASH AT BEGINNING OF THE YEAR	1,794	2,706
CASH AT END OF THE YEAR	$1,217	$11,969

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$3,043	$3,861
Cash paid during the year for income taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

INMEDICA DEVELOPMENT CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS  OF PRESENTATION

The accompanying unaudited consolidated financials statements of InMedica Development Corporation and its majority owned subsidiary, MicroCor, Inc. (collectively the Company) have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company generated a net loss of $27,217 and $38,282 for the three month periods ended March 31, 2009 and 2008, respectively, and negative cash flows from operations of $577 and $15,153 for the three month periods ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, the Company had an accumulated deficit of $9,072,073.  At March 31, 2009, the Company had a stockholders’ deficit of $387,622.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

The accompanying consolidated financial statements of the Company are unaudited. However, in management’s opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation of results for the interim periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company’s annual report on form 10-K for the year ended December 31, 2008.

NOTE 2 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Patents

The Company has four patents covering various aspects of its hematocrit technology which expire from 2007 to 2013.

INMEDICA DEVELOPMENT CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

NOTE 2 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Research and Development

Research and development costs are expensed as incurred.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At March 31, 2009 and December 31, 2008, respectively, there were 31,524 and 31,524 potentially dilutive common stock equivalents.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

NOTE 3 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock.  The Company’s board of directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock (“Series A Preferred”) with a par value of $4.50 per share.  Holders of the Series A Preferred receive annual cumulative dividends of eight percent, payable quarterly, which dividends are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid.  As of March 31, 2009, cumulative preferred stock dividends are due and payable in the amount of $58,635.  Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends.  Series A Preferred stockholders have the right to convert each share of Series A Preferred to the Company’s common stock at a rate of 1.5 common shares to 1 preferred share.

On January 30, 2009, the Company entered into an agreement with MicroCor, its subsidiary (the “MicroCor Agreement”).  The MicroCor Agreement provides for the Company to create a Series B class of preferred stock, without dividend or voting rights (the “Series B Preferred”), which will receive 100% of any future benefit from the sale, spin-off, merger or liquidation of MicroCor or the commercialization of its hematocrit technology.  The shares of the Series B Preferred will be distributed as a dividend, subject to compliance with federal and state securities laws and regulations, to the Company’s common stockholders, as of January 30, 2009.  The creation of the Series B Preferred will prevent any holder of the Company’s common stock after January 30, 2009 from sharing in any future benefit of or to MicroCor through the expiration date of January 30, 2011.

INMEDICA DEVELOPMENT CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	For the Quarters Ended
	March 31,
	2009	2008

Net Income (Loss)	$29,108	$40,174
Less: preferred dividends	(1,891)	(1,891)

Income (Loss) available to common stockholders used in basic EPS	$27,217	$38,283

Convertible preferred stock	1,891	1,891
Convertible notes payable	–	–
Income (Loss) available to common stockholders after assumed
conversion of dilutive securities	$29,108	$40,174

Weighted average number of common shares used in basic EPS	18,629,493	18,629,493
Effect of dilutive securities:
Convertible preferred stock	31,524	31,524
Convertible notes payable	–	–
Options	–	–
Weighted average number of common shares and dilutive potential
common stock used in diluted EPS	18,661,017	18,661,017

INMEDICA DEVELOPMENT CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following is a discussion of the financial condition of the Company as of March 31, 2009 and December 31, 2008, and results of operations of the Company as of and for the periods ended March 31, 2009 and 2008.  This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2008.

General

InMedica Development Corporation (“InMedica” or the “Company”) was incorporated as a Utah corporation on June 16, 1983. In 1985, the Company acquired MicroCor, Inc., a Utah corporation (“MicroCor”), engaged in the development of certain medical technology products. During 2008, MicroCor, a 57% owned subsidiary of the Company, continued to engage in research and development on MicroCor’s hematocrit technology (a method for measuring hematocrit non-invasively (without drawing blood)) pursuant to the Joint Development Agreement (the “Agreement”) with Wescor, Inc. (“Wescor”). Wescor assumed day-to-day management of MicroCor as of September 7, 2004; however, since December 30, 2008, the day-to-day management was transferred to three of MicroCor’s directors: Larry Clark, Ralph Henson and Richard Bruggeman.

On December 8, 2008, the Company entered into a stock purchase option agreement with SNG Consulting, LLC, an Arizona limited liability company (“SNG”). The agreement with SNG is hereinafter referred to as (the “SNG Agreement”). Pursuant to the terms of the SNG Agreement, the Company granted to SNG a one-year option to purchase up to 5,000,000 restricted shares of Company’s common stock at a purchase price of $0.01 per share (the “SNG Option”). The SNG Agreement is transferable by SNG. As consideration for the SNG Agreement, SNG transferred to the Company 100% ownership of ValuMobile, LLC, a Nevada limited liability company (“ValuMobile”). ValuMobile was newly formed at the time the SNG Agreement was entered into by the Company. The SNG Agreement further provides that SNG and any of its affiliates shall not collectively acquire more than 88% of the outstanding common stock of the Company until such time as the Company or ValuMobile has been funded with at least $1,500,000. The SNG Option expires on December 31, 2009. The sole member of SNG is Ashley Conquest, the daughter of Ronald Conquest. Mr. Conquest is the new Chairman of the Board and Chief Executive Officer of the Company (see, “Appointment of New Directors and Officers” below). Ashley Conquest and Ronald Conquest serve as the co-managers of ValuMobile.

INMEDICA DEVELOPMENT CORPORATION

On December 8, 2008, the Company entered into a stock purchase option agreement with Law Investments CR, S.A., a Costa Rica corporation (“LI”). The agreement with LI is hereinafter referred to as (the “LI Agreement”). Pursuant to the terms of the LI Agreement, the Company granted to LI a one-year option to purchase up to 15,000,000 restricted shares of the Company’s common stock at a purchase price of $0.0075 per share (the “LI Option”). The LI Agreement is transferable by LI. The LI Agreement provides that the first $75,000 received from the purchase of Company’s common stock pursuant to the LI Agreement shall be distributed to Company’s wholly-owned subsidiary, ValuMobile, as a contribution to capital. The LI Agreement further provides that LI and any of its affiliates shall not collectively acquire more than 88% of the outstanding common stock of the Company until such time as the Company or ValuMobile has been funded with at least $1,500,000. The LI Option expires on December 31, 2009. Ronald Conquest, who is the new Chairman of the Board and Chief Executive Officer of the Company (see, “Appointment of New Directors and Officers” below), is a director and President of LI.

Prior Plan of Operation

During the 12 months beginning January 2008, the Company’s plan of operation was to continue to work cooperatively with MicroCor and Wescor in the development of the Company’s portable hematocrit device.  However, Wescor advised the Company that its parent corporation was interested in shifting Wescor’s resources previously dedicated to the research and development of the hematocrit technology to other projects.  As a result, Wescor ceased all research and development efforts on the hematocrit technology.  During 2008, the Company funded administrative operations with the proceeds of minimum royalty payments from MicroCor and from loans from the Company’s officers and directors. Wescor, in the past, has loaned MicroCor sufficient funds to enable MicroCor to pay one-half of the minimum royalty.  These minimum payments to the Company from MicroCor have ceased.  Payment of the balance of the minimum royalty was deferred by the Company.

Agreement with MicroCor, Inc.

On January 30, 2009, the Company entered into an agreement with MicroCor, LI and SNG (the “MicroCor Agreement”).  In the MicroCor Agreement, the parties agreed that the Company, LI, and SNG will vote their respective ownership interest in MicroCor, if any, for the election of Larry E. Clark, Ralph Henson, and Richard Bruggeman, the three former Directors of Company (see, “Appointment of New Directors and Officers” below), as Directors of MicroCor.  The MicroCor Agreement also provides for the Company to create a class of preferred stock, without dividend or voting rights, which will receive 100% of any future benefit from the sale, spin off, merger or liquidation of MicroCor or the commercialization of its hematocrit technology (the “Series B Preferred Stock”).  The shares of the Series B Preferred Stock will be distributed as a dividend, subject to compliance with federal and state securities laws and regulations, to the Company’s common stockholders, as of the record date of January 30, 2009.  The MicroCor Agreement also provides that the MicroCor Board of Directors shall have sole discretion to reach agreements and settlements with creditors and shareholders of MicroCor, including the Company, without the consent of the Company’s Board of Directors as then constituted.  These settlements and agreements may be in the best interest of MicroCor and the holders of the Series B Preferred Stock, and not necessarily the Company.  The term of the MicroCor Agreement and the Series B Preferred Stock is the later of:  (i) two years commencing on January 30, 2009; (ii) the resolution of the MicroCor Board to abandon further development of the hematocrit technology; or (iii) the spin off, merger or liquidation of MicroCor or its hematocrit technology.

INMEDICA DEVELOPMENT CORPORATION

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

Since January 30, 2009, the Company’s new management team has been investigating new areas of business and sources of funding for the Company.  See, “Subsequent Event” below.

Results of Operations

The Company had an accumulated deficit of ($9,072,073) as of March 31, 2009.  No revenues from operations were received in 2008 and 2007.  The Company had a net loss from operations of ($30,056) for the quarter ended March 31, 2009, compared to a net loss from operations of ($58,973) for the quarter ended March 31, 2008.  The decrease in net loss from operations resulted primarily from no officer salaries being accrued in the 2009 quarter.

INMEDICA DEVELOPMENT CORPORATION

Liquidity and Capital Resources

During 2008, the minimum royalty payments and loans from the Company’s officers and directors provided minimum operating capital to the Company.  These royalty payments and loans ended in 2008.

The Company will need to engage in fund raising during 2009 in order to meet future cash needs.

ValuMobile Operations

Since January 30, 2009, the ability of the Company to commence operations in its new ValuMobile subsidiary has been hampered by the recent economic recession. The Company’s future operations in its ValuMobile subsidiary will be dependent on securing funding.  At the present time the Company has entered into no agreement or understanding to obtain any funding.

Subsequent Events

SNG Option Cancelled

Effective April 10, 2009, the Company and SNG agreed to rescind and cancel the transaction in which the SNG Option was granted, with no shares being issued under such option.  The Company assigned its 100% interest in ValuMobile to SNG effective as of April 10, 2009.

Wind Sail Receptor, Inc. License

On April 17, 2009, the Company entered into a license agreement (the “License”) with Wind Sail Receptor, Inc. of Boulder City, Nevada (“WSR”), pursuant to which the Company was granted the exclusive license to sell WSR’s wind sail receptor blades of 15 feet in length or less in the United States, Canada and the United Kingdom.  Under the License, the Company must acquire 100 blades from WSR during the year after WSR is able to manufacture the receptors.  WSR is hopeful of commencing manufacture of the blades in 2009.  The Company will market WSR’s wind receptor blades through its new division called WindGen Energy.

INMEDICA DEVELOPMENT CORPORATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.	Controls and Procedures.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the small business issuer.  The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation required by paragraph (b) of Section 240.13a-15 or 240.15d-15 of the Rules of the Securities Exchange Act of 1934 (the “Exchange Act”), conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) or 240.15d-15(e)) have functioned effectively.   For purposes of this Item, the term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Section 240.13a-15 or 240.15d-15 of the Rules of the Exchange Act, that occurred during the Company’s last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  There was, however, a change in the Company’s internal control over financial reporting on January 30, 2009, as a result of the Company’s officers and Directors resigning on that date and new officers and Directors being appointed. At this time the Company does not believe this change in management has materially affected the effectiveness of the Company’s internal control over financial reporting.  (See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Appointment of New Directors and Officers” above.)

INMEDICA DEVELOPMENT CORPORATION

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 1A.	Risk Factors. Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

INMEDICA DEVELOPMENT CORPORATION

Item 6.	Exhibits

Exhibit No.	Description

10.1a	Option to Purchase Common Stock between Synergistic Equities Ltd. and Chi Lin Technologies Co., Ltd., dated September 10, 2008 (1)
10.1b	Proxy dated September 10, 2008 (2)
10.2	Stock Purchase Option Agreement between Registrant and SNG Consulting, LLC, dated December 8, 2008 (3)
10.3	Stock Purchase Option Agreement between Registrant and Law Investments CR, S.A., dated December 8, 2008 (4)
10.4	Agreement between InMedica Development Corporation, MicroCor, Inc., Law Investments CR, S.A., and SNG Consulting, LLC, dated January 30, 2009 (5)
10.5	Exclusive License Agreement between InMedica Development Corporation and Wind Sail Receptor, Inc. dated April 17, 2009 (6)
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
__________________
*	Filed herewith.
(1)	Incorporated by reference to Exhibit 2.4 of the Current Report on Form 8-K filed by the Company on February 9, 2009.
(2)	Incorporated by reference to Exhibit 99.2 of the Form 10-Q for the Quarter Ended September 30, 2008 filed by the Company on November 14, 2008.
(3)	Incorporated by reference to Exhibit 2.3 of the Current Report on Form 8-K filed by the Company on February 9, 2009.
(4)	Incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed by the Company on February 9, 2009.
(5)	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on February 9, 2009.
(6)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on April 23, 2009.

INMEDICA DEVELOPMENT CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INMEDICA DEVELOPMENT CORPORATION

Dated: May 20, 2009	By:	/s/ Ronald Conquest
Ronald Conquest Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2009	By:	/s/ Christopher R. Miller
Christopher R. Miller Secretary/Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)