Form 10-Q
period 2009-06-30
INMEDICA DEVELOPMENT CORP
filed 2009-08-13
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

As of August 9, 2009, 19,979,493 shares of the issuer’s common stock were outstanding.

INMEDICA DEVELOPMENT CORPORATION

Table of Contents

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008

ASSETS
Current Assets
Cash & Cash Equivalents	$4,649	$1,794
Prepaid Expenses & Other	200	1,100
Total Current Assets	4,849	2,894

Fixed Assets
Equipment & Furniture, at Cost, Less Accumulated Depreciation of $255,221 and $255,221, respectively	–	–

TOTAL ASSETS	$4,849	$2,894

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Related Party Consulting Fee's Payable	$–	$–
Accounts Payable	26,376	6,665
Accrued Interest	38,695	34,351
Related Party Royalty Payable	133,333	113,333
Related Party Note Payable	188,507	187,385
Note Payable	40,335	21,509
Preferred Stock Dividends Payable	60,526	56,743
Current Portion of Long-Term Debt	160,000	160,000
Total Current Liabilities	647,772	579,986

Long Term Convertible Promissory Note	72,633	72,633

TOTAL LIABILITIES	720,405	652,619

MINORITY INTEREST	(302,964)	(291,211)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 10,000,000 shares authorized; Series A Cumulative convertible preferred stock, 8% cumulative, $4.50 par value, 1,000,000 shares designated, 21,016 shares outstanding (aggregate liquidation preference of $151,316)	94,573	94,573
Common Stock, $.001 par value: 40,000,000 shares authorized, 19,979,493 and 18,629,493 shares outstanding respectively	19,979	18,629
Addional Paid-In Capital	8,580,024	8,571,249
Accumulated Deficit	(9,107,168)	(9,042,965)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(412,592)	(358,514)

TOTAL LIABILITIES & EQUITY	$4,849	$2,894

The accompanying notes are an integral part of these financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

ROYALTY REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
General & Administrative	36,651	52,330	66,707	111,303
Research & Development	–	–	–	–
Total Operating Expense	36,651	52,330	66,707	111,303

INCOME (LOSS) FROM OPERATIONS	36,651	(52,330)	(66,707)	(111,303)

OTHER INCOME (EXPENSE)
Interest Expense	(2,423)	(4,647)	(5,466)	(8,514)
Total Other Income (Expenses), Net	(2,423)	(4,647)	(5,466)	(8,514)

INCOME (LOSS) BEFORE MINORITY INTEREST	(39,074)	(56,977)	(72,173)	(119,817)

MINORITY INTEREST	5,871	26,476	11,753	51,034

NET INCOME (LOSS)	(33,203)	(30,501)	(60,420)	(68,783)

PREFERRED STOCK DIVIDENDS	(1,892)	(1,891)	(3,783)	(3,783)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(35,095)	$(32,392)	(64,203)	$(72,566)

NET INCOME (LOSS) PER COMMON SHARE (BASIC & DILUTED)	$(0.00)	$(0.00)	(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	18,911,361	18,629,493	18,771,205	18,629,493
DILUTED	33,942,885	18,661,017	33,802,729	18,661,017

The accompanying notes are an integral part of these financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(60,420)	$(68,783)
Adjustments to reconcile net loss to net loss to net cash used in operating activities:
Depreciation and amortization	–	182
Minority interest in losses	(11,753)	(51,034)
Consulting fee payable to related party	–	12,000
Prepaid rent	900	–
Accounts payable	19,711	30,474
Dividend payable	–	–
Accrued interest payable	5,466	8,514
Accrued payroll and related taxes	–	24,000
Royalty payable to related party	20,000	20,000
Net cash used in operating activities	(26,096)	(24,647)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	10,125	–
Proceeds from notes payable	18,826	27,016
Net cash provided by financing activities	28,951	27,016

NET INCREASE (DECREASE) IN CASH	2,855	2,369
CASH AT BEGINNING OF PERIOD	1,794	2,706
CASH AT END OF PERIOD	$4,649	$5,075

The accompanying notes are an integral part of these financial statements.

INMEDICA DEVELOPMENT CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS  OF PRESENTATION

The accompanying unaudited consolidated financial statements of InMedica Development Corporation and its subsidiary (collectively the “Company”) have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company generated a net loss of ($60,420) and ($68,783) for the six-month periods ended June 30, 2009 and 2008, respectively, and negative cash flows from operations of ($26,096) and ($24,647) for the six-month periods ended June 30, 2009 and 2008, respectively.  As of June 30, 2009, the Company had an accumulated deficit of ($9,107,168).  At June 30, 2009, the Company had a stockholders’ deficit of ($412,592).  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

NOTE 2 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of InMedica, and its majority owned subsidiary, MicroCor, Inc. ("MicroCor").  All material inter-company accounts and transactions have been eliminated.

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

INMEDICA DEVELOPMENT CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

NOTE 2 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Patents

The Company has three patents covering various aspects of its hematocrit technology, which expire from 2010 to 2013.

Research and Development

Research and development costs are expensed as incurred.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At June 30, 2009 and December 31, 2008, respectively, there were 15,031,524 and 20,031,524 potentially dilutive common stock equivalents.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

NOTE 3 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock.  The Company’s Board of Directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock (“Series A Preferred”) with a par value of $4.50 per share.  Holders of the Series A Preferred receive annual cumulative dividends of 8%, payable quarterly, which dividends are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid.  As of June 30, 2009, cumulative preferred stock dividends are due and payable in the amount of $60,526.  Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends.  Series A Preferred stockholders have the right to convert each share of Series A Preferred into the Company’s common stock at a rate of 1.5 common shares to 1 preferred share.

INMEDICA DEVELOPMENT CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – PREFERRED STOCK (Continued)

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

NOTE 4 – EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	For the Quarters Ended
	June 30,
	2009	2008

Net Income (Loss)	$(33,203)	$(30,501)
Less: preferred dividends	(1,892)	(1,891)

Income (Loss) available to common stockholders used in basic EPS	$(35,095)	$(32,392)

Convertible preferred stock	1,892	1,891
Convertible notes payable	–	–
Income (Loss) available to common stockholders after assumed
conversion of dilutive securities	$(33,203)	$(30,501)

Weighted average number of common shares used in basic EPS	18,911,361	18,629,493
Effect of dilutive securities:
Convertible preferred stock	31,524	31,524
Convertible notes payable	–	–
Options	15,000,000	–
Weighted average number of common shares and dilutive potential
common stock used in diluted EPS	33,942,885	18,661,017

INMEDICA DEVELOPMENT CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following is a discussion of the financial condition of the Company as of June 30, 2009 and December 31, 2008, and results of operations of the Company as of and for the periods ended June 30, 2009 and 2008.  This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2008.

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

LI Agreement

On December 8, 2008, the Company entered into a stock purchase option agreement with Law Investments CR, S.A., a Costa Rica corporation (“LI”). The agreement with LI is hereinafter referred to as (the “LI Agreement”). Pursuant to the terms of the LI Agreement, the Company granted to LI a one-year option to purchase up to 15,000,000 restricted shares of the Company’s common stock at a purchase price of $0.0075 per share (the “LI Option”). The LI Agreement is transferable by LI. The LI Agreement provides that the first $75,000 received from the purchase of Company’s common stock pursuant to the LI Agreement shall be distributed to Company’s wholly-owned subsidiary, ValuMobile, as a contribution to capital. The LI Agreement further provides that LI and any of its affiliates shall not collectively acquire more than 88% of the outstanding common stock of the Company until such time as the Company or ValuMobile has been funded with at least $1,500,000. The LI Option expires on December 31, 2009. Ronald Conquest, the Chairman of the Board and Chief Executive Officer of the Company, is a director and President of LI.

INMEDICA DEVELOPMENT CORPORATION

SNG Agreement

On December 8, 2008, the Company entered into a stock purchase option agreement with SNG Consulting, LLC, an Arizona limited liability company (“SNG”). The agreement with SNG is hereinafter referred to as (the “SNG Agreement”). Pursuant to the terms of the SNG Agreement, the Company granted to SNG a one-year option to purchase up to 5,000,000 restricted shares of Company’s common stock at a purchase price of $0.01 per share (the “SNG Option”). As consideration for the SNG Agreement, SNG transferred to the Company 100% ownership of ValuMobile, LLC, a Nevada limited liability company (“ValuMobile”). ValuMobile was newly formed at the time the SNG Agreement was entered into by the Company. The SNG Option would expire on December 31, 2009. The sole member of SNG is Ashley Conquest, the daughter of Ronald Conquest. Mr. Conquest is the Chairman of the Board and Chief Executive Officer of the Company.  Ashley Conquest and Ronald Conquest served as the co-managers of ValuMobile.

Agreement with MicroCor, Inc.

On January 30, 2009, the Company entered into an agreement with MicroCor, LI and SNG (the “MicroCor Agreement”).  In the MicroCor Agreement, the parties agreed that the Company, LI, and SNG would vote their respective ownership interest in MicroCor, if any, for the election of Larry E. Clark, Ralph Henson, and Richard Bruggeman, the three former Directors of Company (see, “Appointment of New Directors and Officers” below), as Directors of MicroCor.  The MicroCor Agreement also provides for the Company to create a class of preferred stock, without dividend or voting rights, which will receive 100% of any future benefit from the sale, spin off, merger or liquidation of MicroCor or the commercialization of its hematocrit technology (the “Series B Preferred Stock”).  The shares of the Series B Preferred Stock will be distributed as a dividend, subject to compliance with federal and state securities laws and regulations, to the Company’s common stockholders, as of the record date of January 30, 2009.  The MicroCor Agreement also provides that the MicroCor Board of Directors shall have sole discretion to reach agreements and settlements with creditors and shareholders of MicroCor, including the Company, without the consent of the Company’s Board of Directors as then constituted.  These settlements and agreements may be in the best interest of MicroCor and the holders of the Series B Preferred Stock, and not necessarily the Company.  The term of the MicroCor Agreement and the Series B Preferred Stock is the later of:  (i) two years commencing on January 30, 2009; (ii) the resolution of the MicroCor Board to abandon further development of the hematocrit technology; or (iii) the spin off, merger or liquidation of MicroCor or its hematocrit technology.

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

INMEDICA DEVELOPMENT CORPORATION

SNG Option Cancelled; ValuMobile Assignment

Effective April 10, 2009, the Company and SNG agreed to rescind and cancel the transaction in which the SNG Option was granted, with no shares being issued under such option.  The Company assigned its 100% interest in ValuMobile to SNG effective as of April 10, 2009.  Pursusant to the terms of the cancellation of the SNG Option and the assignment of ValuMobile to SNG, funds received from the first $75,000 received from the purchase of Company’s common stock pursuant to the LI Agreement shall be used for general corporate purposes.

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

Appointment of New Directors and Officers

On June 2, 2009, Wayne R. Myers resigned as a Director and President of the Company, effective as of April 29, 2009. There were no disagreements between Mr. Myers and the Company.

On June 2, 2009, the Board of Directors appointed David P. Martin as a Director and President of the Company, effective April 29, 2009. There are no family relationships between Mr. Martin and any other officer or Director of the Company.

Results of Operations

The Company had an accumulated deficit of $9,107,168 as of June 30, 2009.  No revenues from operations were received in the second quarter of 2009, 2008 or 2007.  The Company had a net loss from operations of $35,095 for the quarter ended June 30, 2009, compared to a net loss from operations of $32,392 for the quarter ended June 30, 2008.

The Company had a net loss from operations of $64,203 for the six months ended June 30, 2009, compared to a net loss from operations of $72,566 for the six months ended June 30, 2008.  The decrease in net loss from operations resulted primarily from no officer salaries being accrued in the 2009 period.

INMEDICA DEVELOPMENT CORPORATION

Liquidity and Capital Resources

During 2008, the minimum royalty payments and loans from the Company’s officers and directors provided minimum operating capital to the Company.  These royalty payments and loans ended in 2008.

The Company raised a total of $10,125 from its private placement during the quarter ended June 30, 2009.  See "Part II, Item 2, Unregistered Sale of Equity Securities and Use of Proceeds" below.  The Company is hopeful of raising substantial additional sums during the remainder of 2009 to fund its working capital needs.

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

On June 12, 2009, the Company closed on the initial phase of its private placement of restricted common stock sold upon the exercise of the options granted to Law Investments CR, S.A., a Costa Rica corporation (“LI”) pursuant to the terms of the December 8, 2008 stock purchase option agreement (the “LI Agreement”).  Pursuant to the terms of the LI Agreement, the Company granted to LI a one-year option to purchase up to 15,000,000 restricted shares of the Company’s common stock at a purchase price of $0.0075 per share (the “LI Options”).  As permitted by the LI Agreement, LI transferred the right to exercise portions of the LI Options to third parties who exercised the options with Company.

The Company sold 1,350,000 shares of restricted common stock to four "accredited investors" as defined by Regulation D, pursuant to Rule 506 of such regulation, for total gross proceeds of $10,125.   The Company expects more options will be exercised in the near future. The sales to these accredited investors were made without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities.  The proceeds of the offering will be used by the Company for general corporate purposes.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

INMEDICA DEVELOPMENT CORPORATION

Item 6.	Exhibits

Exhibit No.	Description

10.1a	Option to Purchase Common Stock between Synergistic Equities Ltd. and Chi Lin Technologies Co., Ltd., dated September 10, 2008 (1)
10.1b	Proxy dated September 10, 2008 (2)
10.2	Stock Purchase Option Agreement between Company and SNG Consulting, LLC, dated December 8, 2008 (3)
10.3	Stock Purchase Option Agreement between Company and Law Investments CR, S.A., dated December 8, 2008 (4)
10.4	Agreement between InMedica Development Corporation, MicroCor, Inc., Law Investments CR, S.A., and SNG Consulting, LLC, dated January 30, 2009 (5)
10.5	Exclusive License Agreement between InMedica Development Corporation and Wind Sail Receptor, Inc. dated April 17, 2009 (6)
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
__________________
*	Filed herewith.
(1)	Incorporated by reference to Exhibit 2.4 of the Current Report on Form 8-K filed by the Company on February 9, 2009.
(2)	Incorporated by reference to Exhibit 99.2 of the Form 10-Q for the Quarter Ended September 30, 2008 filed by the Company on November 14, 2008.
(3)	Incorporated by reference to Exhibit 2.3 of the Current Report on Form 8-K filed by the Company on February 9, 2009.
(4)	Incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed by the Company on February 9, 2009.
(5)	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on February 9, 2009.
(6)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on April 23, 2009.

INMEDICA DEVELOPMENT CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INMEDICA DEVELOPMENT CORPORATION

Dated: August 13, 2009	By:	/s/ Ronald Conquest
Ronald Conquest Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2009	By:	/s/ Christopher R. Miller
Christopher R. Miller Secretary/Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)