Form 10-Q
period 2009-09-30
INMEDICA DEVELOPMENT CORP
filed 2009-11-16
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

As of November 10, 2009, 28,551,160 shares of the issuer’s common stock were outstanding.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
At September 30, 2009

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	6,069	1,794
Prepaid Expenses and Other	200	1,100
Total Current Assets	6,269	2,894

Fixed Assets
Equipment and Furniture, at Cost, Less Accumulated Less Accumulated Depreciation of $255,221 and $255,221, respectively	–	–

TOTAL ASSETS	6,269	2,894

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Related Party Consulting Fee's Payable	22,500	–
Accounts Payable	26,451	6,665
Accrued Interest	40,903	34,351
Related Party Royalty Payable	143,333	113,333
Related Party Note Payable	170,555	187,385
Note Payable	34,657	21,509
Preferred Stock Dividends Payable	62,418	56,743
Current Portion of Long-Term Debt	160,000	160,000
Total Current Liabilities	660,817	579,986

Long-Term Convertible Promissory Note	72,633	72,633

TOTAL LIABILITIES	733,450	652,619

MINORITY INTEREST	(309,365)	(291,211)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 10,000,000 shares authorized; Series A Cumulative convertible preferred stock, 8% cumulative, $4.50 par value, 1,000,000 shares designated, 21,016 shares outstanding (aggregate liquidatio preference of $151,316)	94,573	94,573
Common Stock, $.001 par value: 40,000,000 shares authorized, 28,551,160 and 18,629,493 shares outstanding, respectively	28,551	18,629
Addional Paid-In Capital	8,635,739	8,571,249
Accumulated Deficit	(9,176,679)	(9,042,965)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(417,816)	(358,514)
TOTAL LIABILITIES AND EQUITY	6,269	2,894

The accompanying notes are an integral part of these financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

ROYALTY REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
General and Administrative	71,204	42,040	137,911	153,343
Research and Development	–	–	–	–
Total Operating Expense	71,204	42,040	137,911	153,343

INCOME (LOSS) FROM OPERATIONS	(71,204)	(42,040)	(137,911)	(153,343)

OTHER INCOME (EXPENSE)
Interest Expense	(2,817)	(4,647)	(8,283)	(13,161)
Total Other Income (Expense), Net	(2,817)	(4,647)	(8,283)	(13,161)

INCOME (LOSS) BEFORE MINORITY INTEREST	(74,021)	(46,687)	(146,194)	(166,504)

MINORITY INTEREST	6,401	23,857	18,154	74,891

NET INCOME (LOSS)	(67,620)	(22,830)	(128,040)	(91,613)

PREFERRED STOCK DIVIDENDS	(1,891)	(1,891)	(5,674)	(5,674)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(69,511)	$(24,721)	$(133,714)	$(97,287)

NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	24,265,327	18,629,493	20,622,703	18,629,493
DILUTED	29,375,184	18,661,017	25,732,560	18,661,017

The accompanying notes are an integral part of these financial statements.

INMEDICA DEVELOPMENT CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(128,040)	$(91,613)
Adjustments to reconcile Net loss
to net cash used in operating activities:
Depreciation and amortization	–	274
Minority interest in losses	(18,154)	(74,891)
Consulting fee payable to related party	22,500	18,000
Prepaid Rent	900	–
Accounts Payable	19,786	19,878
Accrued Interest payable	6,552	13,161
Accrued payroll and related taxes	–	36,000
Royalty payable to Related party	30,000	30,000
Net cash used in Operating Activities	(66,456)	(49,191)

CASH FLOWS FROM INESTING ACTIVITIES:
Net cash provided by Investing Activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	74,413	–
Proceeds from notes payable	13,148	32,017
Proceeds from related party loan	–	18,000
Payments on notes related party loan	(16,830)	–
Net cash provided by Financing Activities	70,731	50,017

NET INCREASE (DECREASE) IN CASH	4,275	826
CASH AT BEGINNING OF PERIOD	1,794	2,706
CASH AT END OF PERIOD	6,069	3,532

The accompanying notes are an integral part of these financial statements.

INMEDICA DEVELOPMENT CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS  OF PRESENTATION

The accompanying unaudited consolidated financial statements of InMedica Development Corporation and its subsidiary (collectively the “Company”) have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company generated a net loss of ($133,714) and ($97,287) for the nine-month periods ended September 30, 2009 and 2008, respectively, and negative cash flows from operations of ($66,456) and ($49,191) for the nine-month periods ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, the Company had an accumulated deficit of ($9,176,679).  At September 30, 2009, the Company had a stockholders’ deficit of ($417,816).  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At September 30, 2009 and December 31, 2008, respectively, there were 5,109,857 and 20,031,524 potentially dilutive common stock equivalents.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

NOTE 3 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock.  The Company’s Board of Directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock (“Series A Preferred”) with a par value of $4.50 per share.  Holders of the Series A Preferred receive annual cumulative dividends of 8%, payable quarterly, which dividends are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid.  As of September 30, 2009, cumulative preferred stock dividends are due and payable in the amount of $62,418.  Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends.  Series A Preferred stockholders have the right to convert each share of Series A Preferred into the Company’s common stock at a rate of 1.5 common shares to 1 preferred share.

INMEDICA DEVELOPMENT CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – PREFERRED STOCK (Continued)

On January 30, 2009, the Company entered into an agreement with MicroCor, its subsidiary (the “MicroCor Agreement”).  The MicroCor Agreement provides for the Company to create a Series B class of preferred stock, without dividend or voting rights (the “Series B Preferred”), which will receive 100% of any future benefit from the sale, spin-off, merger or liquidation of MicroCor or the commercialization of its hematocrit technology.  The shares of the Series B Preferred will be distributed as a dividend, subject to compliance with federal and state securities laws and regulations, to the Company’s common stockholders, as of January 30, 2009.  The creation of the Series B Preferred will prevent any holder of the Company’s common stock after January 30, 2009 from sharing in any future benefit of or to MicroCor through the expiration date of January 30, 2011.  The Series B Preferred Stock will not be issued to the common shareholders of record at January 30, 2009 until the future benefit, if any, of the hematocrit technology is available to be distributed to the Series B Preferred Stock shareholders.

NOTE 4 – EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	For the Quarters Ended
	September 30,
	2009	2008

Net Income (Loss)	$(67,620)	$(22,830)
Less: preferred dividends	(1,891)	(1,891)

Income (Loss) available to common stockholders used in basic EPS	$(69,511)	$(24,721)

Convertible preferred stock	1,891	1,891
Convertible notes payable	–	–
Income (Loss) available to common stockholders after assumed
conversion of dilutive securities	$(67,620)	$(22,830)

Weighted average number of common shares used in basic EPS	24,265,327	18,629,493
Effect of dilutive securities:
Convertible preferred stock	31,524	31,524
Convertible notes payable	–	–
Options	5,078,333	–
Weighted average number of common shares and dilutive potential
common stock used in diluted EPS	29,375,184	18,661,017

INMEDICA DEVELOPMENT CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following is a discussion of the financial condition of the Company as of September 30, 2009 and December 31, 2008, and results of operations of the Company as of and for the periods ended September 30, 2009 and 2008.  This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2008.

General

InMedica Development Corporation (“InMedica” or the “Company”) was incorporated as a Utah corporation on June 16, 1983. In 1985, the Company acquired MicroCor, Inc., a Utah corporation (“MicroCor”), engaged in the development of certain medical technology products. During 2008, MicroCor, a 57% owned subsidiary of the Company, continued to engage in research and development on MicroCor’s hematocrit technology (a method for measuring hematocrit non-invasively without drawing blood) pursuant to the Joint Development Agreement (the “Agreement”) with Wescor, Inc. (“Wescor”). Wescor assumed day-to-day management of MicroCor as of September 7, 2004; however, Wescor breached the Agreement in 2008 by ceasing to fund additional research, and the day-to-day management was transferred to three of MicroCor’s directors: Larry Clark, Ralph Henson and Richard Bruggeman.  The Company intends to attempt to formally terminate the Agreement with Wescor in the near future.

LI Agreement and SNG Agreement

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

Effective April 10, 2009, the Company and SNG agreed to rescind and cancel the transaction in which the SNG Option was granted, with no shares being issued under such option.  The Company assigned its 100% interest in ValuMobile to SNG effective as of April 10, 2009.  Pursusant to the terms of the cancellation of the SNG Option and the assignment of ValuMobile to SNG, funds received from the first $75,000 received from the purchase of Company’s common stock pursuant to the LI Agreement shall be used for the Company’s general corporate purposes.

Agreement with MicroCor, Inc.

On January 30, 2009, the Company entered into an agreement with MicroCor and LI (the “MicroCor Agreement”).  The MicroCor Agreement provides for the Company to create a class of preferred stock, without dividend or voting rights, which will receive 100% of any future benefit from the sale, spin off, merger or liquidation of MicroCor or the commercialization of its hematocrit technology (the “Series B Preferred Stock”).  The shares of the Series B Preferred Stock will be distributed as a dividend, subject to compliance with federal and state securities laws and regulations, to the Company’s common stockholders, as of the record date of January 30, 2009.  The Series B Preferred Stock will not be issued to the common shareholders of record at January 30, 2009 until the future benefit, if any, of the hematocrit technology is available to be distributed to the Series B Preferred Stock shareholders.

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

INMEDICA DEVELOPMENT CORPORATION

Wind Sail Receptor, Inc. License

On April 17, 2009, the Company entered into a license agreement (the “License”) with Wind Sail Receptor, Inc. of Boulder City, Nevada (“WSR”), pursuant to which the Company was granted the exclusive license to sell WSR’s wind sail receptor wind generation systems using blades of 15 feet in length or less in the United States, Canada and the United Kingdom.  Under the License, the Company must acquire 100 blades from WSR during the year after WSR is able to manufacture the receptors.  WSR is hopeful of commencing manufacture of the blades in 2009.  The Company will market WSR’s wind receptor blades through its new division called WindGen Energy.  The Company is currently negotiating with WSR to add additional exclusive territory to the License and, in addition, amending the License to allow the Company to manufacture and/or assemble the WSR wind generation systems.

Chi Lin Agreement

On September 10, 2009, Chi Lin Technologies Co., Ltd. (“Chi Lin”), an entity of the Republic of China, granted an option through January 8, 2010 to Synergistic Equities Ltd., a Belize corporation (“Synergistic”), to purchase 6,043,704 issued and outstanding shares of common stock of the Company currently owned by Chi Lin and 425,000 shares of common stock currently owned by Chi Lin in MicroCor, Inc., a Utah corporation (“MicroCor”), for the aggregate sum of $114,500 US (the “Synergistic Option”).  The agreement with Chi Lin is hereinafter referred to as (the “Chi Lin Agreement”). The Company owns 57% of the issued and outstanding stock of MicroCor.  If all 6,043,704 shares of common stock of the Company were purchased pursuant to the Synergistic Option, Synergistic would own 21.2% of the Company’s issued and outstanding shares of common stock.

In connection with the grant of the Synertistic Option, on September 10, 2009, Chi Lin granted an unrestricted proxy to vote the Shares through January 8, 2010 to Larry Clark and Richard Bruggeman, former officers and directors of InMedica (the "Proxy") and current officers and directors of MicroCor, a subsidiary of the Company. Pursuant to the Proxy, Mr. Bruggeman and Mr. Clark have the power to vote or to direct the vote of the 6,043,704 shares of common stock beneficially owned by Chi Lin. The Synergistic Option expires on January 8, 2010.

Results of Operations

The Company had an accumulated deficit of $9,176,679 as of September 30, 2009.  No revenues from operations were received in the third quarter of 2009, 2008 or 2007.  The Company had a net loss from operations of  $69,511 for the quarter ended September 30, 2009, compared to a net loss from operations of $24,721 for the quarter ended September 30, 2008.

The Company had a net loss from operations of $133,714 for the nine months ended September 30, 2009, compared to a net loss from operations of $97,287 for the nine months ended September 30, 2008.  The increase in net loss from operations resulted primarily from the impact of the minority interest in MicroCor.

INMEDICA DEVELOPMENT CORPORATION

Liquidity and Capital Resources

During 2008, the minimum royalty payments, and loans from the Company’s officers and directors provided minimum operating capital to the Company.  These royalty payments and loans ended in 2008.

The Company raised a total of $64,288 from its private placement during the quarter ended September 30, 2009.  See "Part II, Item 2, Unregistered Sale of Equity Securities and Use of Proceeds" below.  The Company is hopeful of raising substantial additional sums during the remainder of 2009 to fund its working capital needs.

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

During the quarter ended September 30, 2009, the Company continued its private placement of restricted common stock sold upon the exercise of the options granted to Law Investments CR, S.A., a Costa Rica corporation (“LI”) pursuant to the terms of the December 8, 2008 stock purchase option agreement (the “LI Agreement”).  Pursuant to the terms of the LI Agreement, the Company granted to LI a one-year option to purchase up to 15,000,000 restricted shares of the Company’s common stock at a purchase price of $0.0075 per share (the “LI Options”).  As permitted by the LI Agreement, LI transferred the right to exercise portions of the LI Options to third parties who exercised the options with Company.

The Company sold 8,571,667 shares of restricted common stock to five "accredited investors" as defined by Regulation D, pursuant to Rule 506 of such regulation, for total gross proceeds of $64,288 making the total proceeds raised pursuant to such offering $74,413 as of September 30, 2009.   The Company expects more options will be exercised in the near future. The sales to these accredited investors were made without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities.  The proceeds of the offering will be used by the Company for general corporate purposes.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

INMEDICA DEVELOPMENT CORPORATION

Item 6.	Exhibits

Exhibit No.	Description

10.1a	Option to Purchase Common Stock between Synergistic Equities Ltd. and Chi Lin Technologies Co., Ltd., dated September 10, 2009 *
10.1b	Proxy dated September 10, 2009 between Chi Lin Technology Co., Ltd., Larry Clark and Richard Bruggeman *
10.2	Stock Purchase Option Agreement between Company and Law Investments CR, S.A., dated December 8, 2008 (1)
10.3	Agreement between InMedica Development Corporation, MicroCor, Inc., and Law Investments CR, S.A., dated January 30, 2009 (2)
10.4	Exclusive License Agreement between InMedica Development Corporation and Wind Sail Receptor, Inc. dated April 17, 2009 (3)
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
__________________
*	Filed herewith.
(1)	Incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed by the Company on February 9, 2009.
(2)	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on February 9, 2009.
(3)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on April 23, 2009.

INMEDICA DEVELOPMENT CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INMEDICA DEVELOPMENT CORPORATION

Dated: November 16, 2009	By:	/s/ Ronald Conquest
Ronald Conquest Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: November 16, 2009	By:	/s/ Christopher R. Miller
Christopher R. Miller Secretary/Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)