Form 10-K
period 2009-12-31
WINDGEN ENERGY, INC.
filed 2010-04-15
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2009

    ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-12968

WINDGEN ENERGY, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0397815
(State of Incorporation)	(I.R.S. Employer Identification No.)

14550 N. Frank Lloyd Wright Blvd., Suite 100
Scottsdale, Arizona 85260
(Address of principal executive offices)

(480) 991-9500
(Registrant’s telephone number, including area code)

InMedica Development Corporation
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:  $924,497 based on 13,207,097 non-affiliate shares outstanding at $0.07 per share, which is the bid price of the common shares as of April 12, 2010.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,362,826 shares of common stock, $.001 par value, as of April 12, 2010.

WINDGEN ENERGY, INC.

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and should be read in conjunction with the Financial Statements of WindGen Energy, Inc., formerly known as InMedica Development Corporation, (the “Company,” “InMedica” or “WindGen”).  Such statements are not historical facts and reflect our current views regarding matters such as operations and financial performance. In general, forward-looking statements are identified by such words or phrases as “expects,” “anticipates,” “believes,” “could,” “approximates,” “estimates,” “may,” “intends,” “predicts,” “projects,” “plans,” or “will,” or the negative of those words or other terminology. These statements are not guarantees of future performance and involve certain  known and unknown inherent risks, uncertainties and other factors that are difficult to predict; our actual results could differ materially from those expressed in these forward-looking statements, including those risks and other factors described elsewhere in this Annual Report.  The cautionary factors, risks and other factors presented should not be construed as exhaustive.   Other risks not presently known to us, or that we currently believe are immaterial, could also adversely affect our business, financial condition or results of operations.

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

Overview

InMedica Development Corporation (“InMedica” or the “Company”) was incorporated as a Utah corporation on June 16, 1983.  On December 4, 2009, a majority of the Company’s shareholders executed a consent resolution to amend the Company’s Articles of Incorporation to change the Company’s name to WindGen Energy, Inc. (“WindGen” or the “Company”) and to increase the number of authorized common stock shares from 40,000,000 to 100,000,000.  A Certificate of Amendment for such amendments was filed by the Company with the Secretary of State of Utah effective on December 16, 2009.  The name change and the new trading symbol, “WGEI,” was approved by FINRA on March 16, 2010.

Change in Control

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

Effective January 30, 2009, Ronald Conquest, Wayne R. Myers, and Christopher R. Miller were appointed as Directors of the Company. Additionally, Mr. Conquest was appointed as Chairman and Principal Executive Officer, Mr. Myers was appointed as President and Principal Operating Officer, and Mr. Miller was appointed as Secretary/Treasurer and Chief Financial Officer. There are no family relationships between Messrs. Conquest, Myers and Miller.

With the resignation of the Company’s three Directors and officers and the appointment of three new Directors and officers, control of the Company changed as of January 30, 2009.

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

On March 18, 2010, our Board of Directors accepted the resignation of Christopher R. Miller from the positions of Director, Secretary/Treasurer and Chief Financial Officer.  There were no disagreements between Mr. Miller and the Company. On March 18, 2010, Ronald Conquest, our Chairman, was appointed as Secretary/Treasurer and Chief Financial Officer.  We are currently looking to fill the Director vacancy.

Since January 30, 2009, the Company’s new management team has been investigating new areas of business and sources of funding for the Company. See, “Plan of Operation” below.

MicroCor, Inc.

In 1985, the Company acquired MicroCor, Inc., a Utah corporation (“MicroCor”), engaged in the development of certain medical technology products. During 2008, MicroCor, a 57% owned subsidiary of the Company, continued to engage in research and development on MicroCor’s hematocrit technology (a method for measuring hematocrit non-invasively without drawing blood) pursuant to the Joint Development Agreement (the “Wescor Agreement”) with Wescor, Inc. (“Wescor”). MicroCor has three patents covering various aspects of its hematocrit technology, which expire from 2010 to 2013. Wescor assumed day-to-day management of MicroCor as of September 7, 2004; however, Wescor breached the Agreement in 2008 by ceasing to fund additional research, and since December 30, 2008, the day-to-day management was transferred to three of MicroCor’s Directors: Larry Clark, Ralph Henson and Richard Bruggeman. The Company is currently in negotiations to formally terminate the Wescor Agreement.  MicroCor has three patents covering the various aspects of its hematocrit technology which expire from 2010 to 2013.

Law Investments CR, S.A. and SNG Consulting, LLC Agreements

On December 8, 2008, the Company entered into a stock purchase option agreement with SNG Consulting, LLC, an Arizona limited liability company (“SNG”). The agreement with SNG is hereinafter referred to as (the “SNG Agreement”). Pursuant to the terms of the SNG Agreement, the Company granted to SNG a one-year option to purchase up to 5,000,000 restricted shares of Company’s common stock at a purchase price of $0.01 per share (the “SNG Option”). As consideration for the SNG Agreement, SNG transferred to the Company 100% ownership of ValuMobile, LLC, a Nevada limited liability company (“ValuMobile”). ValuMobile was newly formed at the time the SNG Agreement was entered into by the Company. The SNG Option would expire on December 31, 2009. The sole member of SNG is Ashley Conquest, the daughter of Ronald Conquest, the Chairman of the Board and Chief Executive Officer of the Company. Ashley Conquest and Ronald Conquest served as the co-managers of ValuMobile.

On December 8, 2008, the Company entered into a stock purchase option agreement with Law Investments CR, S.A., a Costa Rica corporation (“LI”). The agreement with LI is hereinafter referred to as (the “LI Agreement”). Pursuant to the terms of the LI Agreement, the Company granted to LI a one-year option to purchase up to 15,000,000 restricted shares of the Company’s common stock at a purchase price of $0.0075 per share (the “LI Options”). The LI Options under the LI Agreement were transferable by LI. The LI Agreement provided that the first $75,000 received from the purchase of Company’s common stock pursuant to the LI Agreement would be distributed to Company’s wholly-owned subsidiary, ValuMobile, as a contribution to capital. The LI Agreement further provided that LI and any of its affiliates would not collectively acquire more than 88% of the outstanding common stock of the Company until such time as the Company or ValuMobile had been funded with at least $1,500,000. The LI Option expired on December 31, 2009, with all options thereunder exercised.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below. Ronald Conquest, the Chairman of the Board and Chief Executive Officer of the Company, is the President and a Director of LI.

Effective April 10, 2009, the Company and SNG agreed to rescind and cancel the transaction in which the SNG Option was granted, with no shares being issued under such option. The Company assigned its 100% interest in ValuMobile to SNG effective as of April 10, 2009. Pursuant to the terms of the cancellation of the SNG Option and the assignment of ValuMobile to SNG, funds received from the first $75,000 received from the purchase of Company’s common stock pursuant to the LI Agreement would be used for the Company’s general corporate purposes.

Chi Lin Agreements

On September 10, 2008, Chi Lin Technologies Co., Ltd. (“Chi Lin”), an entity of the Republic of China, granted a one-year option to Synergistic Equities Ltd., a Belize corporation (“Synergistic”), to purchase 6,043,704 issued and outstanding shares of common stock of the Company currently owned by Chi Lin and 425,000 shares of common stock currently owned by Chi Lin in MicroCor (collectively, the “Option Shares”) for the aggregate sum of $107,000 US (the “2008 Synergistic Option”). The agreement with Chi Lin is hereinafter referred to as (the “2008 Chi Lin Agreement”). The 2008 Synergistic Option was extended to January 8, 2010 and again to May 1, 2010, with the exercise price now $121,000.  To date no options have been exercised.

In connection with the grant of the 2008 Synergistic Option, Chi Lin granted to Larry Clark, Ralph Henson and Richard Bruggeman, the former executive officers and Directors of the Company, and the survivors or survivor of them, with full power of substitution, for a period of one year, an irrevocable proxy empowering Clark, Henson and Bruggeman to unanimously vote the Option Shares held by Chi Lin in any shareholder vote (the “Chi Lin Proxy”).  The Chi Lin Proxy was extended to January 8, 2010, and again to May 1, 2010, and was voted as a consent to the resolutions amending the Company’s Articles of Incorporation on December 4, 2009.

Agreement with MicroCor, Inc.

On January 30, 2009, the Company entered into an agreement with MicroCor and LI (the “MicroCor Agreement”).  The MicroCor Agreement provides for the Company to create a class of preferred stock, without dividend or voting rights, which will receive 100% of any future benefit from the sale, spin off, merger or liquidation of MicroCor or the commercialization of its hematocrit technology subject to the Wescor Agreement (the “Series B Preferred Stock”).  The shares of the Series B Preferred Stock will be distributed as a dividend, subject to compliance with federal and state securities laws and regulations, to the Company’s common stockholders, as of the record date of January 30, 2009.  The Series B Preferred Stock will not be issued to the common shareholders of record at January 30, 2009 until the future benefit, if any, of the hematocrit technology is available to be distributed to the Series B Preferred Stock shareholders.

The MicroCor Agreement also provides that the MicroCor Board of Directors shall have sole discretion to reach agreements and settlements with creditors and shareholders of MicroCor, including the Company, without the consent of the Company’s Board of Directors as then constituted.  These settlements and agreements may be in the best interest of MicroCor, Wescor and/or the holders of the Series B Preferred Stock, and not necessarily the Company.  The term of the MicroCor Agreement and the Series B Preferred Stock is the later of:  (i) two years commencing on January 30, 2009; (ii) the resolution of the MicroCor Board to abandon further development of the hematocrit technology; or (iii) the spin off, merger or liquidation of MicroCor or its hematocrit technology.

The creation of the Series B Preferred Stock, as discussed above, will modify the rights of those who become holders of the Company’s common stock after January 30, 2009.

Plan of Operation

In January 2008, the Company’s plan of operation was to continue to work cooperatively with MicroCor and Wescor in the development of the Company’s portable hematocrit device.  However, in 2008, Wescor advised the Company that its parent corporation was interested in shifting Wescor’s resources previously dedicated to the research and development of the hematocrit technology to other projects.  As a result, Wescor ceased all research and development efforts on the hematocrit technology.  During 2008, the Company funded administrative operations with the proceeds of minimum royalty payments from MicroCor and from loans from the Company’s officers and Directors. Wescor, in the past, has loaned MicroCor sufficient funds to enable MicroCor to pay one-half of the minimum royalty.  These minimum payments to the Company from MicroCor have ceased.  Payment of the balance of the minimum royalty from MicroCor was deferred by the Company.

New Company Focus: Wind Energy

With new management, we have refocused the Company on wind energy devices.  On April 17, 2009, we entered into a license agreement (the “License”) with Wind Sail Receptor, Inc. of Boulder City, Nevada (“WSR”), pursuant to which we were granted the exclusive license to assemble and market WSR’s wind sail receptor energy generation devices using blades of 15 feet or less in length in the United States, Canada, the United Kingdom and Ireland, with nonexclusive rights in the rest of the world except Latin America and the Caribbean. Under the License, we must acquire 100 blades from WSR during the first year after WSR is able to manufacture the blades.  WSR is hopeful of commencing manufacture of our blades in the second half of 2010.

We anticipate our first three wind turbine products to have blade diameters of 3, 6 & 12 feet with towers of up to 100 feet high. We are currently negotiating terms for the formation of the working capital required to bring our first products to market in 2010. The progress of the Company in marketing its new wind energy products is dependent on obtaining additional capital. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Wind Power

Wind energy offers many advantages, which explains why it’s the fastest-growing energy source in the world. Wind power now represents one of the largest new sources of electric capacity additions in the United States.

Wind power is the conversion of wind energy into more useful forms of energy, such as electricity, using wind turbines.  Electricity generated by wind turbines is a clean fuel source that doesn’t pollute the air like power plants that rely on combustion of fossil fuels, such as coal or natural gas, and wind turbines don’t produce atmospheric emissions that cause acid rain or greenhouse gasses.  Wind energy is a domestic source of energy, produced in the United States and relies on the renewable power of the wind, which can’t be used up.

Wind power was the most rapidly growing means of alternative electricity generation at the turn of the 21st century. Higher turbine and blade performance, recent increases in the availability of federal and state incentives, and the rising cost of traditional energy sources have significantly reduced the payback period for investments in small wind turbines for homeowners and small businesses.  A well-designed wind energy system can provide many years of cost-effective, clean and reliable electricity. These factors are driving rapid growth in sales of small wind turbine systems.

Small wind turbines are electric generators that utilize wind energy to produce clean, emissions-free power for individual homes, farms, and small businesses. With this simple and increasingly popular technology, individuals can generate their own power and cut their energy bills while helping to protect the environment. The U.S. leads the world in the production of small wind turbines, which are defined as having rated capacities of 100 kilowatts (“kW”) and less.

A wind turbine, which is installed on top of a tall tower, collects kinetic (motion) energy from the wind and converts it to electricity that is compatible with electrical systems.

Small wind energy systems can be used in connection with an electricity transmission and distribution system (called grid-connected systems), or in stand-alone applications that are not connected to the utility grid.

Grid-Connected Systems

A grid-connected wind turbine can reduce the consumption of utility-supplied electricity for lighting, appliances, and electric heat. If the wind speeds are below cut-in speed (7-10 mph) – the minimum speed to spin the blades – there will be no output from the turbine and all of the needed power is purchased from the utility.  As wind speeds increase, turbine output increases and the amount of power purchased from the utility is proportionately decreased. When the wind system produces more electricity than the household or business requires, many utilities institute a policy called “net metering” whereby the extra electricity is sold back to the utility. With the interconnections available today, switching takes place automatically. There are no batteries in a modern, grid-connected residential wind system.

Stand-Alone Systems

Stand-alone wind energy systems (small wind systems for remote off-grid applications) operate somewhat differently and often charge batteries so electricity is available when the wind isn’t blowing.  These systems can be appropriate for homes, farms, or even entire communities (a co-housing project, for example) that are far from the nearest utility lines.

Electricity generated from wind power can be highly variable at several different time scales: from hour to hour, daily, and seasonally. Annual variation also exists, but is not as significant. The intermittency of wind seldom creates problems when using wind power at low to moderate penetration levels.

According to Betz’s law, a theory about the maximum possible energy to be derived from a wind turbine, no turbine can capture more than 59.3% of the kinetic energy in the wind. The Betz limit applies regardless of the design of the turbine.

Wind Power Industry

Much of the wind power industry to date is made up of large, utility-scale turbines. However, small wind turbines are now benefitting from many of the same high-growth factors driving large turbines, which include:

•	Persistent, high energy costs,
•	Improved technology leading to significantly more efficient turbines,
•	Federal and state incentive programs,
•	Heightened consumer education and public awareness of the technology and its attributes, and
•	Increased public concern for environmental issues.

As set forth in the American Wind Energy Association (“AWEA”) Small Wind Turbine Industry Roadmap (the “AWEA Roadmap”), small wind turbine technology can be a meaningful contributor to our energy security, strategic technology, and long-term economic growth. Small wind turbines are a “distributed” generation source with a very attractive near-term potential for low-cost, rapid growth. Small wind turbines can mitigate our dependence on foreign energy supplies while providing distinct benefits to our domestic economy.

In 2001, annual sales of the U.S. small wind turbine industry amounted to about 13,400 turbines. The AWEA estimates that turbine sales will increase, and by 2020, small wind turbines could contribute 3%, or 50,000 megawatts (“MW”), to America’s electric supply. Increasing the energy contribution from this home-grown industry could increase our energy security and our gross national product as well as our energy supply. In the process, this technology will also give the public more energy choices and make electricity markets more competitive.

Our potential customer has one or more acres of property and a Department of Energy (“DOE”) Class 2 wind resource or better. A Class 2 wind resource is defined as a location with an average wind speed in the range of 9.8 to 11.5 mph. Wind power ratings are broken down into 7 classes (1 through 7 – with 1 being the lowest and 7 being the highest). A Class 2 wind resource is regarded as sufficient for a small turbine system.

Wind energy systems provide a cushion against electricity price increases. Wind energy systems reduce U.S. dependence on fossil fuels. For homes and other structures requiring electricity built in remote locations, a small wind energy system can help avoid the high costs of extending utility power lines to the site.

The long-term industry vision is of a major new category of home energy appliance. According to the AWEA, this is possible due to the sheer number of homes (15 million) and small businesses (1 million) that could effectively use small wind systems if the economics were favorable, making small wind power a potential multi-billion dollar industry in the United States.

Worldwide Investment

In spite of the global economic crisis, investment in new wind turbines exceeded by far all previous years. Pursuant to the World Wind Energy Report 2009, issued by the World Wind Energy Association (“WWEA”), worldwide capacity reached 159,213 MW, out of which 38,312 MW were added in 2009.  Wind power showed the highest growth rate since 2001.  The growth rate is the relation between the new installed wind power capacity and the installed capacity of the previous year. The annual growth rate continued to increase since the year 2004, reaching 31.7% in 2009, after 29.0% in 2008, 26.6% in 2007, 25.6% in 2006 and 23.8% in 2005. According to the report, wind turbines installed by the end of 2009 worldwide are generating 2% of global electricity consumption and installed wind capacity is more than doubling every third year.

The United States maintained its number one position in terms of total installed capacity and China became number two in total capacity, only slightly ahead of Germany.  China continued its role as the biggest market for new turbines, adding 13,800 MW within one year, more than doubling the installations for the fourth year in a row.  Asia accounted for the largest share of new installations, 40.4%, followed by North America at 28.4% and Europe at 27.3%.  Latin America showed encouraging growth and more than doubled its installations, mainly due to Brazil and Mexico.

The European Union (“EU”) is also a strong market, reflecting a greater environmental consciousness and higher energy costs. All EU countries have signed the Kyoto Accords and have begun to implement policies to meet environmental commitments under the agreements. Carbon Emission Cap and Trade programs, as well as renewable energy (“RE”) equipment incentive programs, all support sales of RE equipment. All 37 countries in the EU have feed-in tariffs.

The WWEA estimates a total wind capacity of 200,000 MW will be exceeded within the year 2010 and based on accelerated development and further improved policies, the WWEA has predicted a global capacity of 1,900,000 MW as possible by the year 2020.

Apart from regulatory issues and externalities, decisions to invest in wind energy generally depend on the cost of alternative sources of energy. Natural gas, oil and coal prices, and the main production technologies with significant fuel costs are often determinants in the choice of the level of wind energy.

Developing Countries

Energy demand in developing countries is growing rapidly as well. There are 1.6 billion people in developing countries that do not have electricity, and hundreds of millions have either poor quality or intermittent power. The demand for village electrification programs in developing countries is expected to be strong. A new source of funding for this market comes from the availability of CO2 abatement credits to companies for installation of RE equipment in developing countries - part of the Kyoto Accords treaty.

Pursuant to the AWEA Roadmap, developing countries have a high potential demand for small wind systems because they normally do not have major electrical power plants serving rural areas. However, the people are usually too poor to buy small wind systems and need financial assistance from their government in order to afford them.

Electricity is a major contributor in meeting global goals for economic development, poverty alleviation, social development, health, and environmental quality. “Access to Electricity” initiatives support collaborative efforts between private and public sector groups for electrical development. Policy makers in developing countries have strong motivation to provide power to rural areas, to upgrade their people’s lives and to facilitate the creation of small businesses that encourage people to stay in their villages instead of migrating to large cities.

Interesting prospects for financing wind and other renewable technologies came up in the context of the UN climate change discussions: The International Renewable Energy Alliance proposed at the COP15 in Copenhagen a Global Fund for Renewable Energy Investment, including a Global Feed-in Tariff program. This proposal would enable mainly developing countries to invest on a large scale in renewable energy and has already attracted major interest among governments and international organizations. Adopted in the frame of the United Nations Framework Convention on Climate Change, it would pave the way for an accelerated huge and worldwide boom of renewable energy deployment.

United States

“Wind Powering America” (“WPA”) is a commitment to dramatically increase the use of wind energy in the United States. This initiative will establish new sources of income for American farmers, Native Americans, and other rural landowners, and meet the growing demand for clean sources of electricity.

Through WPA, the United States will achieve targeted regional economic development, enhance our power generation options, protect the local environment, and increase our energy and national security.

Pursuant to the WPA Web site of the DOE, after reaching 1,000 MW of wind energy in 1985, it took more than a decade for wind to reach the 2,000-MW mark in 1999. Since then, installed capacity has grown to nearly 35,000 MW as of December 31, 2009. Today U.S. wind energy installations produce enough electricity on a typical day to power the equivalent of more than 9.7 million homes. The five-year average annual growth rate for the wind industry is now 39%, up from 32% between 2003 and 2008. America’s wind power fleet will avoid an estimated 62 million tons of carbon dioxide annually, equivalent to taking 10.5 million cars off the road, and will conserve approximately 20 billion gallons of water annually, which would otherwise be consumed for steam or cooling in conventional power plants.

According to the WPA FY09 Activities Summary, in 2000, the United States was home to only 2,500 MW of installed wind capacity, and we now have more than 35,000 MW installed, only four states had more than 100 MW of installed wind capacity and now, 26 states have more than 100 MW installed, and the WPA anticipates that four additional states will join the 100-MW club in 2010.

Small Wind Poised to Accelerate

The industry projects 30-fold growth within as little as five years, despite the global recession. Much of this estimated growth will be spurred by the incentives provided by the Recovery Act.

Despite record growth, the residential (1-10 kW) and commercial (21-100 kW) market segments showed an approximate 20% downturn in late 2008 and early 2009 due to the broad economic recession, but also because of typical sales drop-offs during winter months. Despite the dip, early 2009 residential sales were still 15-20% higher than in early 2008.

For all market segments, the industry predicts that the federal investment tax credit will continue to help increase production and further reduce consumer costs. The “cleantech” economy sector in general has been relatively strong throughout the global recession and credit crisis, and small wind is no exception. Even amid the downturn, economies of scale are beginning to take shape in the industry and growth projections are the strongest in the industry’s 80-year history.

As payback periods continue to be reduced, we hope that the market will grow exponentially, just as the solar industry did a few years ago. Several developments are contributing to the industry’s growth and may accelerate it in the years to come. We feel that the small wind industry is reaching a point where increased performance, better incentives, and higher energy costs will combine to make wind-generated energy cheaper than utility energy. If this occurs, small wind turbine systems will become a smart investment for the ordinary rural resident.

We also anticipate that rapid growth will make established companies in this industry attractive acquisition targets for larger companies within five to seven years.

Economic Downturn

Several studies point to a decrease in clean energy investments during 2009, a trend linked to the economic downturn. The reports indicate that booming investments in Asia, particularly in China’s wind power, meant that global investments in clean energy remained stronger than expected. China’s growth outstripped the United States, but in both countries, the wind power industry continued to be a significant investment sector.

Potential consumers have also had greater difficulty securing affordable home improvement loans since the beginning of the recession in fall of 2008, affecting the residential small-wind market.

Legislative Environment

Rising energy costs have captured people’s attention and concern. Buying a wind turbine system is an action individuals and small businesses can take to address that concern. State and local governments, as well as other organizations, are also taking action by implementing initiatives and incentive programs for wind equipment purchases.

Federal Incentives

Domestic Policy

On February 17, 2009, the U.S. Federal Government signed into law the American Recovery and Reinvestment Act (“ARRA”) of 2009. The legislation includes a three-year extension of the production tax credit (“PTC”) and a new program that allows renewable energy developers the option of forgoing the PTC and instead securing a grant from the Treasury Department in the amount of a 30% investment tax credit (“ITC”). This program to help monetize renewable tax credits is considered critical for the wind industry to continue its growth in the face of the economic downturn, which has dramatically reduced the ability to secure value for renewable tax credits. Recent changes have allowed taxpayers to choose either tax credits or cash for the ITC incentive.

This legislation is the first federal incentive for the small wind industry since 1985 and provides the industry with stable, long-term policy that has historically been out of reach for other renewables industries. Industry members value its passage as an important step toward achieving political parity with the solar photovoltaics (PV) industry, small wind’s market counterpart, which has enjoyed a federal investment tax credit since 2005.

The new law authorizes an additional $1.6 billion of new clean renewable energy bonds to be distributed to tribal governments, public power providers, and electric cooperatives to finance facilities that generate electricity from renewable resources. It also provides a new 30% credit for investment in qualified property used in a “qualified advanced energy manufacturing project.”

Provisions that will facilitate the planning and building of new transmission lines include $3.25 billion in additional borrowing authority each for the Bonneville Power Administration and Western Area Power Administration for transmission lines constructed after February 17, 2009, that deliver power from renewable energy resources. In addition, the law provides $4.5 billion for the Department of Energy’s Office of Electricity Delivery and Energy Reliability (“OE”) program to accelerate the hiring of personnel, for worker training, for subsequent legislation on transmission improvements and to provide a resource assessment of future demand and transmission requirements. OE, in coordination with the Federal Energy Regulatory Commission (“FERC”), is also directed to provide technical assistance for the development of interconnection-wide transmission plans for the Eastern and Western Interconnections and the Electric Reliability Council of Texas (“ERCOT”).

Small Wind Tax Credits for Homeowners and Businesses

The ARRA includes the 30% ITC to help consumers buy small wind systems. The ARRA also removed the previous $4,000 cap on the small wind ITC. Small wind investors are now allowed to claim a full 30% ITC for qualified small wind energy property.

Many states have their own incentives for renewable small wind installations and for energy efficiency benchmarks. For example, the State of Arizona provides a tax credit equal to 25% of the small wind equipment costs up to $1,000 along with a sales tax exemption on the purchased equipment. Additionally, the local utilities provide incentives to small wind energy producers on a per watt basis for excess energy generated and sold to those utilities.

U. S. Department of Energy “20% Wind Energy by 2030” Initiative

The U.S. Department of Energy’s report, 20% Wind Energy by 2030: Increasing Wind Energy’s Contribution to U.S. Electricity Supply, found that reaching a level of 20% wind energy by 2030 was feasible under one closely examined scenario.

Included in the report is an examination of America’s technological and manufacturing capabilities, the future costs of energy sources, U.S. wind energy resources, and the environmental and economic impacts of wind development. Under the 20% wind scenario, installations of new wind power capacity would increase to more than 16,000 MW per year by 2018, and continue at roughly that rate through 2030. A total of 300,000 MW of land based and offshore wind power capacity would have to be installed to meet that level of electricity production.

The actual installation levels for 2008 were more than double what the report deemed necessary to meet the 2030 goal. Even given the lower numbers projected for 2009, installations for 2009 will be 20% higher than the report projected. A cumulative installed capacity of over 25,000 MW was not estimated to be achieved until late 2010.

Residential Energy Assistance Challenge Option

The purpose of the Residential Energy Assistance Challenge Option (“REACH”) is to minimize health and safety risks that result from high energy burdens on low-income Americans, prevent homelessness due to inability to pay energy bills, increase energy efficiency and target energy assistance to individuals in greatest need.

REACH was funded for the first time in fiscal year 1996. Up to 25% of funds appropriated for state leveraging programs may be made available for REACH incentive grants to states. Such funding may be used for costs of planning, implementing and evaluating state REACH programs. These REACH programs include implementing energy-generating equipment in lieu of paying outright energy bills for recipients.

These installations can be made in low income housing communities, senior designated communities, etc. If the function and economics make sense, a renewable energy installation could replace the need of ongoing funding for a recipient or group of recipients from the general Low-Income Home Energy Assistance Program (“LIHEAP”). If the economics are justified, the REACH funds will cover 100% of the installation cost and may also fund a 3-5 year maintenance plan as well.

The general LIHEAP program is federally funded – $5.1 billion for fiscal year 2009. Of this amount, $4.5 billion is designated for state block grants to pay directly to low-income, elderly, etc. recipients to offset costs of energy bills. In addition, 25% of the $4.5 billion can be designated for REACH programs.

Rural Energy for America Program

The Rural Energy for America Program (“REAP”) is a federally funded program administered by the United States Department of Agriculture (“USDA”) to foster rural economic development and growth. In 2008, $15.8 million was available in grants and $204 million was available in guaranteed loans. Grants can fund up to 25% of a renewable energy project’s total eligible costs. Grants are limited to $500,000 for renewable energy projects. Guaranteed loans can fund up to 75% of a project’s eligible costs with a minimum loan amount of $5,000 and a maximum loan amount of $25 million.

State, Utility and Local Incentives

At the state, utility, and local levels, policies continue to be fragmented and constantly changing across regions and even communities.  Top state, utility, and local policy goals for the industry continue to be to:

•	Increase the availability and size of financial incentives,
•	Streamline zoning ordinances at the local or state level,
•	Standardize grid interconnection rules and procedures, and
•	Implement or improve state/utility net metering policies.

Growth not just in sales, but in the number manufacturers, dealers, installers, supply chain members, and industry advocates has led to a larger industry presence at local levels, forcing permitting issues to the forefront in a greater number of communities.

A small handful of states have chosen to reduce their incentive levels on a per-project basis in order to cut costs while assisting the same (or larger) amount of consumers. The trend is not universal, however, as other states have chosen instead to expand their incentive programs with the help of increased funds through the Recovery Act.

State incentives can take the form of net metering, rebates, tax credits, and feed-in tariffs:

•
Net metering allows customers to connect renewable generation equipment to their utility power system. The utility takes any excess energy produced and credits it back to the customer on a net basis. The utility in essence banks your energy for free. There are 42 states that have net metering in all or part of the state.

•
Rebates are cash payments that are usually given to the installer, who must wait until the project is completed and inspected to get paid. The rebate is deducted from the project cost billed to the customer. Rebates can be based on rated power, swept area, blade length, installed cost, or projected energy generation.

•
Tax credits can be based on project cost or per kW of rated capacity. Some tax credit programs have caps on maximum dollars per project or year. Some must be taken over several years and some are transferable.

•
Feed-in tariffs, or production incentives as they are sometimes called, are above-market payments for energy generated from RE. These are common in Europe and interest levels are growing in the United States.

There is also growing support for a federal Renewable Portfolio Standard (“RPS”), and many states already have one. Such standards require utilities to generate or purchase a minimum percentage of their energy from renewable sources. The target share is increased over time. Meeting the target provides another incentive for utilities to encourage small wind installations, and in some states distributed generation is part of the mandate.

The multitude of state and local incentive programs provides a more stable market, since the loss of a program in one state affects only a small part of the overall market.

Regulatory Matters

We are subject to various federal and state laws and substantial regulation of the wind power industry under these laws by various government agencies. There are also government regulations in other counties that we would be subject to, particularly if we begin to sell in Europe, which has a variety of regulations regarding the installation of wind turbine systems. Incentive programs are also offered by various government agencies. Amendments to existing statutes or regulations, adoption of new statutes and regulations (including those relating to international trade) and expansion of our operations could require us to continually adapt or modify our operations to comply with applicable laws or regulations, at costs which could be substantial.

We are also subject to the laws and regulations applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.

Assembly and Marketing

During 2010, we will be developing a well-organized approach to the manufacturing/assembly process to assure high-quality, rapid-development cycles and overall competiveness.  All components of our wind turbines are entirely “Made in America.”  We are licensed to assemble the wind turbine units, and our first facility will be located in Arizona.  WSR will be responsible for the manufacture of the critical blade component at its plant in Boulder City, Nevada.  At this time we have located suppliers in the United States for all of the non-blade components for our products.

To launch into the important rural wind turbine market in the western United States (our initial marketing objective), we hope to join forces with some excellent partners and distributorships.  We intend to recruit existing wind turbine distributors.  In addition, we are currently in contact with various farm equipment dealers who have a well-established rural network of dealers throughout America, all with the ability to provide excellent sales, installation, and maintenance services.  We also plan to sell distributorships to other existing service-oriented organizations.

We are currently in the process of finalizing our first two products that should be available during the second half of 2010.  Subject to availability of adequate capital, product roll out could follow quickly in the western United States.   See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” below.

Competition

We compete with a number of established manufacturers, importers, and distributors who sell wind turbine systems and related equipment. These companies enjoy brand recognition which exceeds that of our brand name. We compete with several manufacturers, importers, and distributors who have significantly greater financial, distribution, advertising, and marketing resources than we do, including Southwest Windpower, located in Flagstaff, Arizona, and Bergey WindPower Co., located in Norman, Oklahoma.

Sharp drops in commodity prices in late 2008 and early 2009 have helped to lower the costs of solar photovoltaic cells (“PV”) considerably, which are based on the raw material polisilicon. Historically, small wind has been considerably more cost-competitive than solar PV on a cost per kilowatt-hour basis, but a surge in solar investment, a head-start on federal incentives, and falling production costs will likely result in PV costs at levels more competitive with small wind.

Small wind is still in a race with the solar photovoltaic industry toward “grid parity” –  price per kilowatt-hour on par with conventional forms of electricity – and now both industries enjoy nearly identical federal incentives for a more level playing field.

There are relatively few companies competing in the small wind turbine market. We compete primarily on the basis of unit efficiency, brand name recognition, and price. We believe that our success will depend upon the unit efficiency of our products in comparison to the competition. The failure to compete successfully in the future could have a material adverse effect on our business.

Unique World-Class Competitive Technology

We believe WSR, developer of our technology, has taken a superior approach to wind turbine design based on a novel use of polyurethane and a unique blade architecture technology pioneered by inventor Richard A. Steinke.  We believe Mr. Steinke’s technology allows the WindGen turbines to be smaller, more efficient, easier and less expensive to install, and operate in a very wide range of wind conditions.

Unlike other wind turbine approaches, these turbines use a 4-blade architecture similar in shape to a boat propeller, utilizing a flexible polyurethane material to more efficiently capture the wind at every wind speed (both at the low and high wind velocity).  Our wind turbines operate at speeds less than five mph as compared to 7-10 mph for competitive devices.  Our wind turbine is much quieter than the competition, in fact virtually silent, which can be important because sound is a real environmental issue in many locations.  We believe the smaller blade size and higher efficiency means units can be installed on much shorter towers (50 feet compared to 200 - 400 foot wind farm giants) and used in far more regions of the world where the wind may not be as strong.

We believe our products will be superior to the competition’s for the following reasons:

•	Our polyurethane blades are more durable than graphite composites and stand up better to the elements.
•	Our blades do not hurt the ozone layer as they have zero emissions.
•	Our blades use shorter towers, have less weight, and are easier to install.
•	Our units use a simple direct drive, eliminating the need for complex, heavy, high maintenance gearing.
•	Our units have a lower maintenance cost.
•	Our units will have the best warranty in the industry, extendable to 10 years versus the industry standard of five years.

We believe it is essential that our cutting-edge technology have objective validation by outside authorities.  Independent technical verification will begin shortly by the University of Nevada, Las Vegas, and the Nevada Department of Engineering.  A demonstration and testing site has been selected near WSR’s office in Boulder City, Nevada.

Research and Development Costs

We expect to incur minimal research and development costs on our new products in the future, because all of the blade prototype and electricity generation system development is being done by WSR.

Employees

The Company had two employees as of December 31, 2009, its Chief Executive Officer, Mr. Conquest, and its President, Mr. Martin.  During 2009, the Company also used a part-time accounting consultant.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

During the 2009 fiscal year, for the month of January the Company leased office space on a month-to-month basis located at 825 North 300 West, Suite N132, in Salt Lake City, Utah.  Commencing in February 2009, the Company moved its offices to 3104 E. Camelback Road, Suite 242, Phoenix, Arizona 85016.  The Company did not pay rent to occupy this space.  Commencing in July 2009, the Company moved its offices to 14550 N. Frank Lloyd Wright Blvd., Suite 100, Scottsdale, Arizona 85260, and began paying rent in the amount of $992.52 per month on a month-to-month basis.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently a party to any pending lawsuit or legal proceeding.

ITEM 4.	RESERVED

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded in the over-the-counter market and is quoted on the “FINRA OTC Bulletin Board” under the symbol “WGEI.”  The table below sets forth, for the calendar quarters indicated, the high and low closing bid prices for the InMedica common stock as reported by the FINRA OTC Bulletin Board. These quotations represent prices between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

	Bid Price
Quarter Ended	High	Low

March 31, 2008	$.0667	$.0467
June 30, 2008	.0333	.0167
September 30, 2008	.02	.02
December 31, 2008	.0167	.01

March 31, 2009	$.08	$.01
June 30, 2009	.15	.05
September 30, 2009	.15	.07
December 31, 2009	.14	.09

Shareholder Vote

On December 4, 2009, a majority of the Company’s shareholders executed a consent resolution to amend the Company’s Articles of Incorporation to change the Company’s name to WindGen Energy, Inc. and to increase the number of authorized common stock shares from 40,000,000 to 100,000,000.  A Certificate of Amendment for such amendments was filed by the Company with the Secretary of State of Utah effective on December 16, 2009.  The name change and the new trading symbol were approved by FINRA on March 16, 2010.

Sale of Unregistered Equity Securities

During the fourth quarter of 2009, LI exercised its remaining 5,078,333 options for $38,087.50. LI used cash to exercise its options, except for a promissory note for $17,500 delivered to the Company on December 31, 2009 for the purchase of its final 2,333,333 shares. This promissory note bears interest at 6% per annum and is payable on demand.  The sales to this accredited investor were made without public solicitation.  There were no underwriting discounts or commissions paid on these sales of securities.  The proceeds of the offering will be used by the Company for general corporate purposes.

Stockholders

On March 1, 2010, there were approximately 525 record holders of the Company’s common stock. Such record holders do not include individual participants in nominee name listings.

Dividends

The Company has not paid cash dividends on its common stock since organization.  For the foreseeable future, the Company expects that earnings, if any, will be retained for use in the business or be used to retire obligations of the Company.

Series A Preferred Stock

Four stockholders own an aggregate of 21,016 shares of the Company’s Series A Preferred Stock, which is 8% convertible preferred.  There is no public market for the Series A Preferred Stock.   Aggregate accumulated annual dividends payable on the preferred stock as of December 31, 2009 were $64,308.96.

Securities Authorized for Issuance - Series B Preferred Stock

The creation of the Series B Preferred Stock pursuant to the MicroCor Agreement will modify the rights of those who become holders of the Company’s common stock after January 30, 2009.  All financial benefits from MicroCor’s hematocrit technology, if any, will be distributed to the holders of the Series B Preferred Stock after payment of all of MicroCor’s debts, subject to the Wescor Agreement and no MicroCor assets will be distributed to the Company’s common stockholders.  See “Item 1. Business - MicroCor Agreement” above.

Subsequent Event

During the first quarter of 2010, we sold 1,733,333 shares of restricted common stock for $130,000 to four non-affiliated accredited investors, as that term is defined by SEC Rule 501, pursuant to a Rule 506 private placement we are currently conducting.  These sales to accredited investors were made without public solicitation.  There were no underwriting discounts or commissions paid on these sales of securities.  The proceeds of this offering will be used by the Company for general corporate purposes.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

During 2009, the Company, under new management, developed a business plan for entering the wind generated energy industry.  See “Item 1. Business – Plan of Operation” above.

Results of Operations

The Company had an accumulated deficit of $9,334,935 as of December 31, 2009.  No revenues from operations were received in 2009 and 2008.  The Company had a net loss from operations of $233,078 for the year ended December 31, 2009, compared to a net loss from operations of $348,860 for the year ended December 31, 2008.

Liquidity and Capital Resources

During the 2008 fiscal year, liquidity was generated by borrowings from Wescor, the Company’s officers and Directors and from the payment of minimum royalties to InMedica by MicroCor.   During the 2009 fiscal year, liquidity was generated from the private placement of restricted common stock sold upon the exercise of the options granted to Law Investments CR, S.A., a Costa Rica corporation (“LI”) pursuant to the terms of the December 8, 2008 stock purchase option agreement (the “LI Agreement”).  See “Item 1. Business – Law Investments CR, S.A. and SNG Consulting, LLC Agreements” above and “Item 13. Certain Relationships and Related Transactions, and Director Independence” below.

During the year ended December 31, 2009, the Company sold 15,000,000 shares of restricted common stock for total gross proceeds of $95,000 and a promissory note for $17,500.  See “Part II, Item 2, Unregistered Sale of Equity Securities and Use of Proceeds” below.

In 2009, we suffered from a liquidity shortage which negatively impacted our ability to implement our new business plan for entry in the wind energy industry. Such liquidity shortage is continuing in 2010.

Implementation of our new business to assemble and market wind turbines is contingent upon our ability to acquire new capital in 2010. We currently estimate we will need to generate approximately $2,500,000 of new capital during 2010 to fully implement our new business plan. We also estimate $1,500,000 of new capital would permit us to implement enough of our plan to commence minimal marketing of our wind turbine units in the second half of 2010.

We intend to acquire new capital during 2010 through the sale of equity or convertible debt in one or more private placements.  Presently, we have no agreement or understanding with any underwriter, investment banker or investor for any financing.  There is no assurance we will be able to complete any substantial financing in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WINDGEN ENERGY, INC.
(Formerly InMedica Development Corporation)

Robison, Hill & Co.	Certified Public Accountants
A PROFESSIONAL CORPORATION
Brent M. Davies, CPA
David O. Seal, CPA
W. Dale Westenskow, CPA
Barry D. Loveless, CPA
Stephen M. Halley, CPA

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of
WindGen Energy, Inc.
(Formerly InMedica Development Corporation)

We have audited the accompanying consolidated balance sheets of WindGen Energy, Inc. and subsidiary (the “Company”) (formerly InMedica Development Corporation) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years then ended (all expressed in U.S. dollars).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah 84117-5050
Telephone 801/272-8045, Facsimile 801/277-9942

The accompanying consolidated financial statements for the years ended December 31, 2009 and 2008 have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
April 14, 2010

WINDGEN ENERGY, INC. AND SUBSIDIARY
(Formerly InMedica Development Corporation)

CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash & Cash Equivalents	$14,323	$1,794
Prepaid Expenses & Other	200	1,100
Total Current Assets	14,523	2,894

Equipment & Furniture, at Cost,
Less Accumulated Depreciation of $255,221
and $255,221, respectively	–	–

TOTAL ASSETS	$14,523	$2,894

LIABILITIES & STOCKHOLDER’S EQUITY
Current Liabilities
Related Party Consulting Fees Payable	$60,000	$–
Accounts Payable	36,166	6,665
Accrued Interest	45,112	34,351
Related Party Royalty Payable	153,333	113,333
Related Party Note Payable	179,842	187,385
Related Party Payables	38,445	–
Note Payable	22,799	21,509
Preferred Stock Dividends Payable	64,309	56,743
Current Portion of Long-Term Debt	232,633	160,000
Total Current Liabilities	832,639	579,986

Long-Term Convertible Promissory Note	–	72,633

Total Liabilities	832,639	652,619

WindGen Stockholders’ Equity (Deficit)
Preferred Stock, 10,000,000 shares authorized; Series A cumulative convertible preferred stock, 8% cumulative, $4.50 par value,
1,000,000 shares designated, 21,016 shares outstanding (aggregate
liquidation preference of $151,316)	94,573	94,573
Common Stock, $.001 par value: 100,000,000 shares authorized,
33,629,493 and 18,629,493.share outstanding	33,629	18,629
Additional Paid-in Capital	8,668,749	8,571,249
Stock Subscription Receivable	(17,500)	–
Accumulated Deficit	(9,334,935)	(9,042,965)
Total WindGen Stockholders’ Equity (Deficit)	(555,484)	(358,514)
Noncontrolling Interest	(262,632)	(291,211)
Total Equity (Deficit)	(818,116)	(649,725)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$14,523	$2,894

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC. AND SUBSIDIARY
(Formerly InMedica Development Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2009	2008

ROYALTY REVENUES	$–	$–

OPERATING EXPENSES
General & Administrative	83,698	119,723
Legal and Professional Fees	71,838	60,727
Related Party Consulting Fees	72,806	24,000
Related Party General and Administrative	4,736	–
Compensation Expense from Stock Options	–	144,410
Research & Development	–	–
Total Operating Expense	233,078	348,860

LOSS FROM OPERATIONS	(233,078)	(348,860)

OTHER INCOME (EXPENSE)
Interest Income	–	–
Interest Expense	(22,747)	(17,855)
Other Income	–	–
Total Other Income (Expenses), Net	(22,747)	(17,855)

NET INCOME (LOSS)	(255,825)	(366,715)

NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(28,579)	98,600

NET INCOME (LOSS) ATTRIBUTABLE TO WINDGEN ENERGY, INC.	(284,404)	(268,115)

PREFERRED STOCK DIVIDENDS	(7,566)	(7,566)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(291,970)	$(275,681)

NET INCOME (LOSS) PER COMMON SHARE (BASIC & DILUTED)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	22,856,265	18,629,493
DILUTED	22,887,789	38,661,017
The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC. AND SUBSIDIARY
(Formerly InMedica Development Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, January 1, 2008	21,016	$94,573	18,629,493	$18,629	$8,571,249	$(9,042,965)
Stock Options	–	–	–	–	144,410	–
Preferred stock dividends	–	–	–	–	–	(7,566)
Net loss	–	–	–	–	–	(268,115)

Balance, December 31, 2008	21,016	94,573	18,629,493	18,629	8,571,249	(9,042,965)
Stock issued for cash	–	–	12,666,667	12,667	82,333	–
Stock issued for subscription	–	–	2,333,333	2,333	15,167	–
Preferred stock dividends	–	–	–	–	–	(7,566)
Net loss	–	–	–	–	–	(284,404)

Balance, December 31, 2009	21,016	$94,573	33,629,493	$33,629	$8,668,749	$(9,334,935)

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC. AND SUBSIDIARY
(Formerly InMedica Development Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(284,404)	$(268,115)
Adjustments to reconcile Net loss
to net cash used in operating activities:
Depreciation and amortization	–	365
Stock option compensation expense	–	144,410
Noncontrolling interest in losses	28,579	(98,600)
Related party consulting fee payable	60,000	24,000
Prepaid Rent	900	(900)
Accounts Payable	29,501	22,672
Related party payable	38,445	–
Accrued Interest payable	22,746	17,855
Accrued payroll and related taxes	–	48,000
Royalty payable to Related party	40,000	40,000
Net cash used in Operating Activities	(64,233)	(70,313)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by Investing Activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	95,000	–
Proceeds from notes payable	–	32,016
Proceeds from related party loan	–	37,385
Payments on notes related party loan	(18,238)	–
Net cash provided by Financing Activities	76,762	69,401

NET INCREASE (DECREASE) IN CASH	12,529	(912)
CASH AT BEGINNING OF PERIOD	1,794	2,706
CASH AT END OF PERIOD	14,323	1,794

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$–	$–
Cash paid during the year for income taxes	$200	$200

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES:
Stock Subscription Receivable for exercise of stock options	$17,500	$–

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC. AND SUBSIDIARY
(Formerly InMedica Development Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

InMedica Development Corporation (“InMedica”) and its majority-owned subsidiary, MicroCor, Inc. (“MicroCor”) (collectively referred to as the “Company”), historically have engaged in the research, development and sale of medical technology and fund raising to support such activities.  During the years 1986 and 1987, MicroCor developed and marketed a portable electrocardiograph (“ECG”) monitor and manufactured and sold about 450 units.  In July 1989, MicroCor signed a research and development contract with Johnson and Johnson Medical, Inc.  (“Johnson and Johnson”) for further development of the ECG technology.  As a result of the agreement, Johnson and Johnson manufactured and marketed a product line under the name of Dinamap PlusTM which incorporated the Company’s ECG technology.  Royalties received from Johnson and Johnson were the Company’s sole source of revenue through the year 2000.  In 2001, Johnson and Johnson stopped manufacturing and marketing the Dinamap PlusTM product line; therefore, MicroCor no longer receives royalties from Johnson and Johnson.

Since 1989, the Company has engaged in research and development of a device to measure hematocrit non-invasively (the “Non-Invasive Hematocrit Technology” and/or the “Technology”).  Hematocrit is the percentage of red blood cells in a given volume of blood.  At the present time, the test for hematocrit is performed invasively by drawing blood from the patient and testing the blood sample in the laboratory.    The Hematocrit Technology is owned by MicroCor, Inc., which is a 57% owned subsidiary of the Company.   Other owners of the subsidiary are Wescor, Inc. (29%) and   Chi Lin Technologies Company, Ltd. (14%).  The Company has the right to appoint three of five directors of MicorCor and each of the other owners has the right to appoint one director of MicroCor.   To date the research and development of MicroCor, its various engineers, affiliates and contractors, including Wescor, has not completed a prototype suitable for commercialization.  Commercialization of the Non-Invasive Hematocrit Technology is dependent upon favorable testing, Food and Drug Administration (“FDA”) approval, financing of further research and development and, if warranted, financing of manufacturing and marketing activities.   The Company intends to attempt to formally terminate the Agreement with Wescor in the near future.

On April 17, 2009, the Company entered into a license agreement (the “License”) with Wind Sail Receptor, Inc. of Boulder City, Nevada (“WSR”), pursuant to which the Company was granted the exclusive license to sell WSR’s wind sail receptor wind generation systems using blades of 15 feet in length or less in the United States, Canada, and the United Kingdom.  Under the License, the Company must acquire 100 blades from WSR during the year after WSR is able to manufacture the receptors.  WSR is hopeful of commencing manufacture of the blades in 2009.  The Company will market WSR’s wind receptor blades through its new division called WindGen Energy.  The Company is currently negotiating with WSR to add additional exclusive territory to the License and, in addition, amending the License to allow the Company to manufacture and/or assemble the WSR wind generation systems.

WINDGEN ENERGY, INC. AND SUBSIDIARY
(Formerly InMedica Development Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Operations (Continued)

On December 4, 2009, the Company changed its name WindGen Energy, Inc.

Basis of Presentation

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company generated negative cash flows from operations of $64,233 and $70,313 in 2009 and 2008, respectively, and net losses from operations of $284,404 and $268,115 in 2009 and 2008, respectively.   As of December 31, 2009 the Company had an accumulated deficit of $9,334,935  and a stockholders’ deficit of $555,584. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.  Management’s operating plan includes pursuing additional fund raising as well as research and development.

Patents

The Company has four patents covering various aspects of its Technology which expire from 2007 to 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of WindGen and MicroCor.   All material inter-company accounts and transactions have been eliminated.

On December 12, 2008, the Company acquired 100% of the membership interests of ValuMobile, LLC, a Nevada limited liability company in consideration of the grant of a stock purchase option to SNG Consulting, LLC, an Arizona limited liability company for purchase of the Company’s common stock.  ValuMobile LLC was a newly formed limited liability company with no operations at December 31, 2008.  On April 10, 2009, the Company assigned its 100% interest in ValuMobile LLC to SNG Consulting, LLC, in exchange for the cancellation of SNG Consulting’s stock purchase option.

WINDGEN ENERGY, INC. AND SUBSIDIARY
(Formerly InMedica Development Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

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

Equipment and Furniture consist of the following:	December 31,
	2009	2008

Equipment	$244,033	$244,033
Furniture	11,188	11,188
	255,221	255,221
Less accumulated depreciation	(255,221)	(255,221)
Total	$–	$–

Depreciation expense for the years ended December 31, 2009 and 2008 was $0 and $0, respectively.

Research and Development

Research and development costs are expensed as incurred.

WINDGEN ENERGY, INC. AND SUBSIDIARY
(Formerly InMedica Development Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At December 31, 2009 and 2008, respectively, there were 31,524 and 20,031,524 potentially dilutive common stock equivalents.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

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

WINDGEN ENERGY, INC. AND SUBSIDIARY
(Formerly InMedica Development Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including receivables, accounts payable, accrued liabilities, and notes payable at December 31, 2009 and 2008 approximates their fair values due to the short-term nature of these financial instruments.

Recent Accounting Standards

In April 2009, the FASB updated ASC 820 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The implementation of ASC 820 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB updated ASC 825 regarding interim disclosures about fair value of financial instruments.  ASC 825 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The implementation of ASC 825 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB updated ASC 320 for proper recognition and presentation of other-than-temporary impairments.  ASC 320 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The implementation of ASC 320 did not have a material effect on the Company’s consolidated financial statements.

WINDGEN ENERGY, INC. AND SUBSIDIARY
(Formerly InMedica Development Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In June 2009, the FASB created the Accounting Standards Codification, which is codified as ASC 105.  ASC 105 establishes the codification as the single official non-governmental source of authoritative accounting principles (other than guidance issued by the SEC) and supersedes and effectively replaces previously issued GAAP hierarchy framework.  All other literature that is not part of the codification will be considered non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  The Company has applied the codification, as required, beginning with the 2009 Form 10-K.  The adoption of the codification did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s financial statements.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (ASU 2009-13), which provided an update to ASC 605.  ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting in multiple-deliverable arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that this update will have on its Financial Statements.

NOTE 2 - NOTES PAYABLE

Notes payable consisted of the following:

WINDGEN ENERGY, INC. AND SUBSIDIARY
(Formerly InMedica Development Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

NOTE 2 - NOTES PAYABLE (Continued)

	December 31,	December 31,
	2009	2008

WesCor, Inc. Overhead Note,
Due December 31, 2010 including interest
at prime (3.25%) at December 31, 2009
Unsecured convertible at $.10 per share	$72,633	$72,633

WesCor, Inc. Secured Convertible Promissory Note,
Due March 6, 2009 including interest
at prime plus two (5.25%) at December 31, 2009
Unsecured convertible at $.10 per share	160,000	160,000

Less Current Portion	(232,633)	(160,000)

Total Long-Term Convertible Promissory Notes	$–	$72,633

Accrued interest on these notes was $45,112 at December 31, 2009.

On December 31, 2008, the Company converted $21,509 of accounts payable due to its attorney into a promissory note.  The note is due on demand and carries an interest rate of 6% per annum.  This note is secured by the proceeds of option exercises by SNG Consulting LLC pursuant to its option to acquire 5,000,000 shares of the common stock of the Company, but only by such proceeds as correspond to exercises after the initial minimum share purchase option exercise by Law Investments.  In the event of such option exercise, such revenues shall be applied first to the retirement of these notes.  (See Note 5).  At December 31, 2009, the balance due on this note was $22,799.

WINDGEN ENERGY, INC. AND SUBSIDIARY
(Formerly InMedica Development Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

NOTE 3 - INCOME TAXES

Deferred income tax assets consisted of the following:

	December 31,	December 31,
	2009	2008

Net operating loss carryforwards	$871,511	$793,931
Future deductions temporary differences related
to compensation, reserves, and accruals	4,647	5,821
Less valuation allowance	(876,158)	(799,752)
Deferred income tax assets	$–	$–

The valuation allowance increased $76,406 in 2009.  At December 31, 2009, the Company has consolidated net operating loss carryforwards for federal income tax purposes of $2,768,872.  These net operating loss carryforwards expire at various dates beginning in 2010 through 2029.  Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

NOTE 4 - COMMON STOCK TRANSACTIONS

During 2009, the Company issued 15,000,000 shares of common stock for cash of $95,000 and a stock subscription receivable of $17,500.  The stock issuances were the result of the exercise of a stock purchase option agreement with Law Investments CR, S.A., a Costa Rica corporation.

On December 4, 2009, the Company changed its total authorized common shares from 40,000,000 to 100,000,000 shares.

WINDGEN ENERGY, INC. AND SUBSIDIARY
(Formerly InMedica Development Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

NOTE 4 - COMMON STOCK TRANSACTIONS (Continued)

During the first quarter of 2010, the Company issued 1,733,333 shares of common stock for cash of $130,000, as part of a private placement.

NOTE 5 - STOCK OPTIONS

On December 8, 2008, the Company entered into an option agreement with Law Investments CR, S.A., a Costa Rica corporation, whereby the Company granted to Law Investments a one-year option to purchase up to 15,000,000 restricted shares of the Company’s common stock at a purchase price of $0.0075 per share.  This agreement is transferable by Law Investments.  The Law Investment agreement provides that the first $75,000 received from the purchase of the Company’s common stock pursuant to the Law Investment agreement shall be distributed to the Company’s wholly-owned subsidiary, ValuMobile, LLC, a Nevada limited liability company as a contribution to capital.  The Law Investment agreement further provides that Law Investment and any of its affilitates shall not collectively acquire more than 88% of the outstanding common stock of the Company until such time as the Company or ValuMobile has been funded with at least $1,500,000.  This option expires on December 31, 2009.  Ronald Conquest, the Chairman of the Board and Chief Executive Officer of the Company, is a director and President of Law Investments.  During 2009, all of the options were exercised.

On December 8, 2008, the Company entered into an option agreement with SNG Consulting, LLC, an Arizona limited liability company, whereby the Company granted to SNG a one-year option to purchase up to 5,000,000 restricted shares of the Company’s common stock at a purchase price of $0.01 per share.  This agreement is transferable by SNG.  As consideration for the SNG Agreement, SNG transferred to the Company 100% ownership of ValuMobile.  ValuMobile was newly formed at the time the SNG Agreement was entered into by the Company.  The SNG option was to expire on December 31, 2009.  The sole member of SNG is Ashley Conquest, the daughter of Ronald Conquest.  Mr. Conquest is the Chairman of the Board and Chief Executive Officer of the Company.  Ashley Conquest and Ronald Conquest served as the co-managers of ValuMobile.

WINDGEN ENERGY, INC. AND SUBSIDIARY
(Formerly InMedica Development Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

NOTE 5 - STOCK OPTIONS (Continued)

Effective April 10, 2009, the Company and SNG agreed to rescind and cancel the transaction in which the SNG Option was granted, with no shares being issued under such option.  The Company assigned its 100% interest in ValuMobile to SNG effective as of April 10, 2009.  Pursuant to the terms of the cancellation of the SNG option and the assignment of ValuMobile to SNG, funds received from the first $75,000 received from the purchase of the Company’s common stock pursuant to the Law Investment agreement shall be used for the Company’s general corporate purposes.

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
Expected term – 1 year
Expected volatility of stock – 202.6%
Expected dividend yield – 0%

The Company’s stock price at December 8, 2008 was $0.01.

A summary of this stock option activity for 2008 and 2009 was as follows:

		Weighted
		Average
	Option	Exercise
	Shares	Price

Outstanding at January 1, 2008	–	–
Granted	20,000,000	0.008125
Forfeited or expired	–	–
Outstanding at December 31, 2008	20,000,000	0.008125
Granted	–	–
Exercised	(15,000,000)	0.0075
Forfeited or expired	(5,000,000)	0.01
Outstanding at December 31, 2009	–	–

WINDGEN ENERGY, INC. AND SUBSIDIARY
(Formerly InMedica Development Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

NOTE 5 - STOCK OPTIONS (Continued)

All of the outstanding stock options at December 31, 2008 were either exercised or cancelled during 2009.

NOTE 6 - PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock.  The Company’s board of directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock (“Series A Preferred”) with a par value of $4.50 per share.  Holders of the Series A Preferred receive annual cumulative dividends of eight percent, payable quarterly, which dividends are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid.  As of December 31, 2009, cumulative preferred stock dividends payable in the amount of $64,309, or $2.70 per share are due and payable.  Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends.  Series A Preferred stockholders have the right to convert each share of Series A Preferred to the Company’s common stock at a rate of 1.5 common shares to 1 preferred share.

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

NOTE 7 – EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

WINDGEN ENERGY, INC. AND SUBSIDIARY
(Formerly InMedica Development Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

NOTE 7 – EARNINGS PER SHARE (Continued)

	For the Years Ended
	December 31,
	2009	2008

Net Income (Loss)	$(284,404)	$(268,115)
Less: preferred dividends	(7,566)	(7,566)

Income (Loss) available to common stockholders used in basic EPS	$(291,970)	$(275,681)

Convertible preferred stock	7,566	7,566
Convertible notes payable	–	–
Income (Loss) available to common stockholders after assumed
Conversion of dilutive securities	$(284,404)	$(268,115)

Weighted average number of common shares used in basic EPS	22,856,265	18,629,493
Effect of dilutive securities:
Convertible preferred stock	31,524	31,524
Convertible notes payable	–	–
Options	–	20,000,000
Weighted average number of common shares and dilutive potential
common stock used in diluted EPS	22,887,789	38,661,017

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company had a consulting arrangement with an entity owned by the Company’s chairman whereby the Company agreed to pay $2,000 per month.  Either party can terminate the arrangement at any time upon 30 days prior notice.  Accrued but unpaid consulting fees do not bear interest.  As of December 31, 2008, $102,000 was owed under the arrangement.  On December 31, 2008, the Company converted this $102,000 of accrued consulting into a promissory note.  The note is due on demand and carries an interest rate of 6% per annum.  The note is secured by any and all revenues received by MicroCor from the sale, disposition or commercialization of the Hematocrit Technology.  At December 31, 2009, the Company owed $108,120 on this note.

WINDGEN ENERGY, INC. AND SUBSIDIARY
(Formerly InMedica Development Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

During 2008, the Company received $20,500 in loans from officers and directors of the Company.  The same officers and directors also paid expenses of $16,885 on behalf of the Company.  At December 31, 2008, the Company executed promissory notes with the officers and directors for the amounts loaned above.  The notes are due on demand and carry an interest rate of 6% per annum.  These loans are secured by the proceeds of option exercises by SNG Consulting LLC pursuant to its option to acquire 5,000,000 shares of the common stock of the Company, but only by such proceeds as correspond to exercises after the initial minimum share purchase option exercise by Law Investments.  In the event of such option exercise, such revenues shall be applied first to the retirement of these notes. (See Note 5).  At December 31, 2009, the Company owed $20,843 on these notes.

On December 31, 2008, the Company converted $48,000 of accrued payroll due to officers into promissory notes.  The notes are due on demand and carry an interest rate of 6% per annum.  The notes are secured by any and all revenues received by MicroCor from the sale, disposition or commercialization of the Hematocrit Technology.   At December 31, 2009, the Company owed $50,880 on these notes.

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

During 2009, the Company accrued consulting expenses of $60,000 from officers of the Company.

During 2009, an entity associated with Company, paid various expenses on behalf of the Company.  At December 31, 2009, the Company owes $24,514 to the related entity.  The Company also had $13,931 of accounts payable due to related parties at December 31, 2009.

WINDGEN ENERGY, INC. AND SUBSIDIARY
(Formerly InMedica Development Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

NOTE 9 - JOINT DEVELOPMENT AGREEMENT

Effective September 7, 2004, InMedica and MicroCor entered into the Joint Development Agreement pursuant to which Wescor, a Utah medical technology company (“Wescor”) assumed responsibility for the day to day operation of MicroCor and the conduct of research and development of the Hematocrit Technology.  The Agreement provides that in the event Wescor is successful in producing a working prototype using the hematocrit technology, capable of meeting FDA GMP requirements suitable for conducting clinical trials (Phase 1), MicroCor will issue 500,000 additional restricted shares of MicroCor stock to Wescor. Thereafter if Wescor completes clinical trials and obtains the FDA’s clearance to market such products (Phase 2), 500,000 additional restricted shares of MicroCor stock will be issued to Wescor by MicroCor. Then, upon manufacturing and initial introduction into the US market of such products (Phase 3), MicroCor will issue to Wescor an additional 700,000 restricted shares of its stock, giving Wescor a total of 49% of the issued and outstanding stock of MicroCor. These additional shares to be issued to Wescor will be in consideration of each Phase of development work by Wescor. The determination of Wescor’s completion of the above three Phases will be made by MicroCor’s board which is controlled by InMedica. In the event of a disagreement between the parties as to fulfillment of the above standards, the parties intend to negotiate in good faith to resolve the matter.

The number of shares to be issued by MicroCor to Wescor for services has been determined during a process of arms length negotiation between InMedica and Wescor. During such negotiations, the board of directors of InMedica considered the need for funding to continue development of the hematocrit technology, the Company’s present financial condition (ie. lack of cash flow, limited capital assets and limited borrowing capacity), the lack of interest expressed by the larger companies contacted by the board of directors (in the absence of an FDA cleared prototype), the lack of present capacity of the smaller companies contacted by the board (other than Wescor) and the reputation and experience of Wescor in development of medical technology. Based on these considerations, the board concluded that, in its judgment, the Agreement should be pursued.  The initial 500,000 restricted shares of MicroCor were issued to Wescor during the third quarter of 2005.

WINDGEN ENERGY, INC. AND SUBSIDIARY
(Formerly InMedica Development Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

NOTE 9 - JOINT DEVELOPMENT AGREEMENT (Continued)

Upon completion of Phase 2, and again upon completion of Phase 3, Wescor will have the option to purchase all (but not less than all) the remaining stock of MicroCor from InMedica and Chi Lin, for 90 days. The buyout price to Wescor for the remaining MicroCor shares will be 90% of an appraised value or a value suggested by Wescor.  Wescor will choose the appraiser subject to the right of InMedica and Chi Lin to object to the selection. In the case of an objection Wescor will make another selection until the parties are in agreement. Following receipt of Wescor’s notice of appraised value or suggested value, InMedica and Chi Lin will have the right to obtain a fairness opinion at their expense, before acting on Wescor’s offer. The fairness opinion of the value of the MircoCor stock will be obtained from a business valuation expert, chosen by InMedica and Chi Lin, as to which Wescor has no reasonable objection. If the fairness opinion reports that Wescor’s appraised or suggested value is not within a fair range, Wescor’s option to purchase the balance of the MicroCor stock from Chi Lin and InMedica will terminate. However, if Wescor’s appraised or suggested value is determined by the fairness opinion to be within a fair range, InMedica and Chi Lin will still have the opportunity to acquire the complete ownership of MicroCor through a “trump” option allowing them to offer to purchase all of the shares of MicroCor owned by Wescor at 110% of Wescor’s appraised value or suggested value. In such case, Wescor may chose to sell its ownership of MicroCor to InMedica and Chi Lin or may revive its first option by a notice to InMedica and Chi Lin increasing the purchase price so as to be based on at least 110% of the valuation used as the trump option value by InMedica and Chi Lin. This option procedure, essentially bidding for the right to purchase all of the MicroCor stock, may be repeated as many times as is necessary until a purchaser has been determined. If Wescor is ultimately the purchaser, the Agreement will terminate except for the royalty rights of InMedica and Chi Lin. Wescor has also been granted a right of first refusal in the event of a bona fide third party offer to acquire MicroCor.

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

WINDGEN ENERGY, INC. AND SUBSIDIARY
(Formerly InMedica Development Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

NOTE 10 - ROYALTY RIGHTS

In connection with the Joint Development Agreement, MicroCor has granted certain revenue royalty rights to InMedica and Chi Lin under the Agreement based on future annual revenues from the hematocrit technology and calculated as follows: Annual royalties will equal the sum of four percent (4%) of the first $5,000,000 in sales and licensing revenues, three percent (3%) of sales and licensing revenues in amounts exceeding $5,000,000 but not exceeding $20,000,000, and two percent (2%) of sales and licensing revenues in amounts exceeding $20,000,000; plus (ii) twenty five percent (25%) of all royalty revenues (revenues from licensing of the hematocrit technology to others). The total royalties are split between InMedica and Chi Lin with InMedica receiving a percentage of total royalties equal to a fraction, the numerator of which is the total world revenues from sales of the hematocrit technology, less the revenues from sales in Asia; and the denominator of which is the total world revenues from sales. The Chi Lin royalty is a percentage of total royalties equal to a fraction, the numerator of which is revenue from sales in Asia; and the denominator of which is the total world revenues from sales. Asia is defined to mean Australia, New Zealand and the countries of Asia (including without limitation, Indonesia, Malaysia and the island countries of the Western Pacific Rim; but excluding Russia, Turkey and the countries of the Middle East from Iran and to the west). Further, a minimum royalty of $200,000 per year begins 18 months after the effective date and is payable by MicroCor to InMedica and Chi Lin on an 80%-20% basis without regard to whether actual sales have been made. However in the event that any party (including Wescor) or a third party acquires 80% control of MicroCor, the new control party has the right to buy out the royalty rights from InMedica and Chi Lin for $1,000,000 or 100% of five times the sum of the minimum royalty payments for the immediately preceding 12 months, whichever is greater. The buyout proceeds would be shared 80%-20% by InMedica and Chi Lin.

NOTE 11 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At December 31, 2009, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

WINDGEN ENERGY, INC. AND SUBSIDIARY
(Formerly InMedica Development Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2009 AND 2008

NOTE 11 – UNCERTAIN TAX POSITIONS (Continued)

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2009.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2005. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2009:

United States (a)	2006 – Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 12 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after December 31, 2009, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through April 14, 2010, which is the date on which the financial statements were issued.  The Company has concluded that there are no significant or material transactions to be reported for the period from January 1, 2010 to April 14, 2010, other than what was reported in Note 4.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2009 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our consolidated financial statements in accordance with U. S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Directors; and

iii.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  Management has concluded that our internal control over financial reporting was effective as December 31, 2009.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of InMedica

The following table furnishes information concerning the officers and Directors of the Company for the indicated period, and their business backgrounds for at least the last five years:

Name	Age	Position

Ronald Conquest	65	Chairman of the Board, Chief Executive Officer and Director since January 30, 2009; Secretary/Treasurer and Chief Financial Officer since March 18, 2010
David P. Martin	66	President and Director since April 29, 2009
Wayne R. Meyers	56	President and Director from January 30, 2009 until April 29, 2009
Christopher R. Miller	40	Secretary/Treasurer, Chief Financial Officer and Director from January 30, 2009 until March 18, 2010

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

David P. Martin - President and Director since April 29, 2009.  From November 1999 to December 2008, Mr. Martin was Vice President of Sales and Marketing for Amerityre Corporation, a publicly traded company located in Boulder City, Nevada, which invents and markets polyurethane tires for non-traditional tire applications.  From January 2009 until his appointment with Registrant, Mr. Martin had been retired.  From 1979 to 1994, Mr. Martin was a licensed securities broker with Paine Webber, Thomson, McKinnon Securities and Prudential Securities.

Wayne R. Myers -  Director and President of the Company from January 30, 2009 until April 29, 2009.  Mr. Myers is a senior level telecommunications executive with broad strategic business development expertise and wide experience in sales management in the USA, Europe, Middle East, Africa and India.  From 2006 to present, Mr. Myers has served as founder and Chief Executive Officer of x-Mobility Ltd. located in London, United Kingdom.  x-Mobility Ltd. is a cellular telephone service provider/MVNO carrier focusing on fixed mobile convergence targeting SMEs with unique applications for vertical markets with distribution through major brands.  From June 2003 through November 2005, Mr. Myers served as Chief Operating Officer of Comoretel Holdings Ltd., London, United Kingdom, a telecommunication company providing unique patented UIFN/ITFS applications for emerging markets worldwide.  From June 1997 through November 2003, Mr. Myers served as President–Europe and Senior Vice President of Global Business Development for VIATEL Inc., Paris, France/London, United Kingdom. VIATEL Inc. is a telecommunication company providing voice, data, Internet and broadband services marketed to the enterprise, SME and consumer markets utilizing direct and channel sales distribution.  Mr. Myers was also recently appointed as a Director of Peach Amber Ltd. of London, United Kingdom.

Christopher R. Miller - Director and Chief Financial Officer of the Company from January 30, 2009 until March 18, 2010.  Mr. Miller graduated from Arizona State University in 1994 with a Bachelor of Science Degree in Finance.  From 1994 through 2000, Mr. Miller held various positions at U-Haul® International, Inc.  As Treasurer of U-Haul® Self Storage Corporation (a subsidiary of U-Haul® International) and Senior Financial Analyst for UHAL, Mr. Miller’s responsibilities included the organization, underwriting, negotiation, auditing, financial modeling, management and reporting for the company’s acquisitions and financings.  Mr. Miller was involved with the management, purchase and financing of over $300 million of self-storage facilities funded primarily through CMBS placements and synthetic lease transactions involving Merrill Lynch-Canada, First Union, Wells Fargo and GE Capital. Mr. Miller’s responsibilities also included the management, development and mentoring of three MBA level financial analysts comprising U-Haul’s Management Information Analysis Department, along with producing U-Haul’s monthly Board of Directors presentation on company financial performance.  Beginning in late 2000, Mr. Miller became Chief Financial Officer for AutoAuto Wash®, a start-up operation of car wash facilities.  His active employment included capital raising, operations, facility openings, accounting and marketing, facilitating the growth of the chain to 27 facilities nationally in just over a year.  From 2002 through the present, Mr. Miller has been providing financial consulting services to a wide variety of organizations specializing in asset valuation, business start-up and financing and private and public company valuations. Projects include self-storage portfolio acquisitions, retail start-up operations and exclusive high-rise and low-density beachfront condominium developments.  Beginning in June 2006 to the present, Mr. Miller has been providing public company valuation, financial modeling and due diligence services to Doherty & Company, LLC, a Los Angeles based licensed broker-dealer specializing in venture capital, private equity funding, mergers and acquisitions advisory, and valuations for early stage companies.  Since 2003, Mr. Miller has offered specialized consulting services to entrepreneurs, private investment companies and licensed securities brokers-dealers under the name Sun Capital, LLC located in Phoenix, Arizona.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission  (“SEC”) initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, Directors and shareholders holding greater than 10% are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of any such reports furnished to the Company, during the fiscal year ended December 31, 2009, and thereafter, all Section 16(a) filing requirements applicable to officers, Directors and shareholders holding greater than 10% have been filed, except (i) Synergistic Equities Ltd. and  and their respective affiliates, as option holders of more than 10% of the Company’s equity securities, have not filed the required Section 16(a) forms with the SEC or the Company, (ii) David P. Martin, President of the Company, did not file his Form 4 relating to the acquisition and exercise of options in June 2009 until January 21, 2010, and (iii) Law Investments CR, S.A. and its affiliate, as an option holder of more than 10% of the Company’s equity securities, only filed the required Section 16(a) forms relating to the option grant and subsequent assignment and exercise of the options with the SEC and the Company on January 21, 2010.  Mr. Conquest, in his capacity as President and a Director of LI,  filed his Form 4 with the SEC and the Company, relating to his beneficial ownership of the LI Option on April 10, 2009 and filed his Form 4 relating to the assignment and exercise of the options on January 21, 2010.

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

Subsequent Event

On March 18, 2010, our Board of Directors accepted the resignation of Christopher R. Miller from the positions of Director, Secretary/Treasurer and Chief Financial Officer.  There were no disagreements between Mr. Miller and the Company. On March 18, 2010, Ronald Conquest, our Chairman, was appointed as Secretary/Treasurer and Chief Financial Officer.  We are currently looking to fill the Director vacancy.

ITEM 11.	EXECUTIVE COMPENSATION

The table below discloses the compensation of the chief executive officer of the Company during the three fiscal years ended December 31, 2009:

Executive Compensation Table

Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Ronald Conquest Chief Executive Officer since January 30, 2009	2009 2008 2007	$30,000 (1) – –	– – –	– $144,410 (2) –	$ 30,000 $144,410 –

Ralph Henson Chief Executive Officer until January 30, 2009	2009 2008 2007	– $30,000 (3) $84,000 (4)	– – –	– – –	– $ 30,000 $ 84,000
____________

(1)	Commencing July 1, 2009, the Company has accrued, but not paid, a salary of $5,000 per month for Mr. Conquest.
(2)
In December 2008, the Company entered into the LI Agreement and the SNG Agreement concerning options to purchase up to 20,000,000 shares of the Company’s common stock.  Since Ronald Conquest was a co-manager of ValuMobile, a former subsidiary of the Company in accordance with the SNG Agreement, and is the President and a Director of Law Investments CR, S.A., and Ashley Conquest was a co-manager of ValuMobile and is the manager of SNG Consulting, LLC, the issuance of the options for 20,000,000 common stock shares resulted in a $144,410 compensation expense under the SEC’s required Black-Scholes method of valuing stock options. Effective April 10, 2009, the Company and SNG agreed to rescind and cancel the SNG Agreement and its 5,000,000 options, and the Company assigned its 100% interest in ValuMobile to SNG effective as of April 10, 2009.  See “Item 1. Business – Law Investments CR, S.A. and SNG Consulting, LLC” above.

(3)	Paid or reimbursed by Wescor.
(4)	Includes $60,000 reimbursed by Wescor.

Commencing July 1, 2009, the Company has accrued, but not paid, a salary of $5,000 per month for Mr. Martin, the Company’s President, for a total accrued salary of $30,000.

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

The following table sets forth certain information as of December 31, 2009, with respect to the beneficial ownership of the Company’s common stock by each executive officer and Director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of common stock.

Name, Address and Position of Beneficial Owner (5)	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Principal Stockholders:

Chi Lin Technologies Co., Ltd. 717 No. 71, Te Lun RD Jen Te Hsian, Taiwan	6,043,704 (3)	17.9%

Larry E. Clark 1036 Oak Hills Way Salt Lake City, Utah 84108	2,197,025	6.5%

Synergistic Equities Ltd. 55 Frederick Street Nassau, Bahamas	6,043,704 (3)	17.9%

Law Investments CR, S.A. 14550 Frank Lloyd Wright Blvd. Suite 100 Scottsdale, Arizona 85260	13,155,000 (4)	39.1%

Name, Address and Position of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Officers and Directors:(5)

Ronald Conquest, Chairman, Chief Executive Officer and Director	13,155,000 (4)	39.1%

David P. Martin President and Director	1,226,773	*

Christopher R. Miller Secretary/Treasurer, Chief Financial Officer and Director	0	0%

All Executive Officers and Directors as a group (3 persons)	14,381,773	42.8%
_______________

*	Less than 1%.

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

(2)
Based on 33,629,493 shares of common stock outstanding as of December 31, 2009, assuming the 2,333,333 shares are issued for the promissory note from Law Investments CR, S.A.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below.

(3)
These shares are presently owned by Chi Lin Technologies Co., Ltd., but were optioned to Synergistic Equities, Ltd. on September 10, 2008 (the “2008 Synergistic Option”).  The 2008 Synergistic Option was extended to January 8, 2010 and again to May 1, 2010.  See “Item 1. Business - Chi Lin Agreements” above.

(4)
These shares represent the shares issued and to be issued through December 31, 2009, upon exercise of the option granted by the Company to Law Investments CR, S.A. on December 8, 2008, of which Ronald Conquest is a Director and President.

(5)	The address of our officers and Directors is c/o WindGen Energy, Inc., 14550 N. Frank Lloyd Wright Blvd., Suite 100, Scottsdale, Arizona 85260.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

At December 31, 2008, the Company executed promissory notes to its three officers and Directors at that time for the amounts due to them for accrued but unpaid consulting fees and salaries, loans to the Company, and payments made to third parties on behalf of the Company.  The total amount of these promissory notes is $179,842.  The creditors on these promissory notes are as follows:  Larry Clark - $108,667; Richard Bruggeman - $44,675; and Ralph Henson - $26,500.  All of these promissory notes bear interest at an annual rate of 6%. The promissory notes for accrued consulting fees and salaries are secured by the future revenues to MicroCor from the disposition or commercialization of its technology.  The promissory notes for the loans to the Company and payments made to third parties on behalf of the Company are secured by the proceeds to the Company in excess of $75,000 from the exercise of the LI Option.

On December 8, 2008, the Company entered into a stock purchase option agreement with Law Investments CR, S.A., a Costa Rica corporation (“LI”). The agreement with LI is hereinafter referred to as (the “LI Agreement”). Pursuant to the terms of the LI Agreement, the Company granted to LI a one-year option to purchase up to 15,000,000 restricted shares of the Company’s common stock at a purchase price of $0.0075 per share (the “LI Options”). The LI Options under the LI Agreement were transferable by LI. The LI Agreement provided that the first $75,000 received from the purchase of Company’s common stock pursuant to the LI Agreement would be distributed to Company’s wholly-owned subsidiary, ValuMobile, as a contribution to capital. The LI Agreement further provided that LI and any of its affiliates would not collectively acquire more than 88% of the outstanding common stock of the Company until such time as the Company or ValuMobile had been funded with at least $1,500,000. The LI Option expired on December 31, 2009. Ronald Conquest, the Chairman of the Board and Chief Executive Officer of the Company, is the President and a Director of LI.

Effective April 10, 2009, the Company and SNG agreed to rescind and cancel the transaction in which the SNG Option was granted, with no shares being issued under such option. The Company assigned its 100% interest in ValuMobile to SNG effective as of April 10, 2009. Pursuant to the terms of the cancellation of the SNG Option and the assignment of ValuMobile to SNG, funds received from the first $75,000 received from the purchase of Company’s common stock pursuant to the LI Agreement would be used for the Company’s general corporate purposes.

As of June 30, 2009, LI assigned 1,350,000 options to four accredited investors. As of September 30, 2009, LI assigned 495,000 options to four accredited investors and exercised 8,076,667 options for $60,575.  During the fourth quarter of 2009, LI exercised its remaining 5,078,333 options for $38,087.50. LI used cash to exercise its options, except for a promissory note for $17,500 delivered to the Company on December 31, 2009 for the purchase of its final 2,333,333 shares. This promissory note bears interest at 6% per annum and is payable on demand.

As of December 31, 2009 all of the 15,000,000 options granted to LI had been assigned by LI to accredited investors or exercised by LI and LI beneficially owned 39.1% of the Company’s outstanding common stock.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for  professional services rendered for the years ended December 31, 2009 and 2008:

Service	2009	2008

Audit Fees	$21,168	$21,715
Audit-Related Fees	–	–
Tax Fees	832	725
All Other Fees	–	–
Total	$22,000	$22,440

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.   The Board is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is as to the particular service or category of services and is generally subject to a specific amount. The independent auditors and management are required to periodically report to the Board regarding the extent of services of the independent auditors in accordance with this pre-approval and the fees incurred to date. The Board may also pre-approve particular services on a case-by-case basis. The Board pre-approved 100% of the Company’s 2008 and 2009 audit fees, audit-related fees, tax fees, and all other fees.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The Consolidated Financial Statements of the Company are set forth in Item 8 of this Report as listed on the Index to Consolidated Financial Statements on Page 24 of this Report.

(a) (2) Financial Statement Schedules

All schedules are omitted because they are not applicable, or are not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) (3) Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment filed with the Nevada Secretary of State on December 16, 2009
10.1(a)	Option to Purchase Common Stock between Synergistic Equities Ltd. and Chi Lin Technologies Co., Ltd., dated September 10, 2008 (1)
10.1(b)	Proxy dated September 10, 2008 (2)
10.1(c)	Option to Purchase Common Stock between Synergistic Equities Ltd. and Chi Lin Technologies Co., Ltd., dated September 10, 2009 (3)
10.1(d)	Proxy dated September 10, 2009 between Chi Lin Technology Co., Ltd., Larry Clark and Richard Bruggeman (4)
10.1(e)	Option to Purchase Common Stock between Synergistic Equities Ltd. and Chi Lin Technologies Co., Ltd., dated January 28, 2010 *
10.1(f)	Proxy dated January 28, 2010 between Chi Lin Technology Co., Ltd., Larry Clark and Richard Bruggeman *
10.2	Stock Purchase Option Agreement between the Company and SNG Consulting, LLC, dated December 8, 2008 (5)
10.3	Stock Purchase Option Agreement between the Company and Law Investments CR, S.A., dated December 8, 2008 (6)
10.4	Agreement between the Company, MicroCor, Inc., Law Investments CR, S.A., and SNG Consulting, LLC, dated January 30, 2009 (7)
21	Subsidiaries of the Registrant *
(Continued)

(a) (3) Exhibits (Continued)

Exhibit No.	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
__________________
*	Filed herewith.
(1)	Incorporated by reference to Exhibit 10.1a of the Current Report on Form 10-Q filed by the Registrant on November 16, 2009.
(2)	Incorporated by reference to Exhibit 10.1b of the Current Report on Form 10-Q filed by the Registrant on November 16, 2009.
(3)	Incorporated by reference to Exhibit 2.4 of the Current Report on Form 8-K filed by the Registrant on February 9, 2009.
(4)	Incorporated by reference to Exhibit 99.2 of the Form 10-Q for the Quarter Ended September 30, 2008 filed by the Registrant on November 14, 2008.
(5)	Incorporated by reference to Exhibit 2.3 of the Current Report on Form 8-K filed by the Registrant on February 9, 2009.
(6)	Incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed by the Registrant on February 9, 2009.
(7)	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Registrant on February 9, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDGEN ENERGY, INC.

Date: April 15, 2010	By:	/s/ Ronald Conquest

Ronald Conquest Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

	Signature	Date

By:	/s/ Ronald Conquest	April 15, 2010

Ronald Conquest Chairman of the Board, Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)

By:	/s/ David P. Martin	April 15, 2010

David P. Martin President, Chief Operating Officer and Director (Principal Operating Officer)