Form 10-Q
period 2010-03-31
WINDGEN ENERGY, INC.
filed 2010-05-24
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☑  Not applicable.

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

As of May 20, 2009, 35,496,160 shares of the issuer’s common stock were outstanding.

WINDGEN ENERGY, INC.

WINDGEN ENERGY, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and should be read in conjunction with the Financial Statements of WindGen Energy, Inc. (the “Company” or “WindGen”).  Such statements are not historical facts and reflect our current views regarding matters such as operations and financial performance. In general, forward-looking statements are identified by such words or phrases as “expects,” “anticipates,” “believes,” “could,” “approximates,” “estimates,” “may,” “intends,” “predicts,” “projects,” “plans,” or “will,” or the negative of those words or other terminology. These statements are not guarantees of future performance and involve certain  known and unknown inherent risks, uncertainties and other factors that are difficult to predict; our actual results could differ materially from those expressed in these forward-looking statements, including those risks and other factors described elsewhere in this Quarter Report.  The cautionary factors, risks and other factors presented should not be construed as exhaustive.   Other risks not presently known to us, or that we currently believe are immaterial, could also adversely affect our business, financial condition or results of operations.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

WINDGEN ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash & Cash Equivalents	35,949	14,323
Prepaid Expenses & Other	200	200
Total Current Assets	36,149	14,523

Fixed Assets
Equipment & Furniture, at Cost, Less Accumulated
Depreciation of $255,221 and $255,221,
respectively	–	–

TOTAL ASSETS	36,149	14,523

LIABILITIES & STOCKHOLDER'S EQUITY
Current Liabilities
Related Parties Consulting Fees Payable	90,000	60,000
Accounts Payable	28,057	36,166
Accrued Interest	47,765	45,112
Related Party Royalty Payable	163,333	153,333
Related Party Note Payable	171,342	179,842
Related Party Payables	10,000	38,445
Note Payable	10,860	22,799
Preferred Stock Dividends Payable	66,200	64,309
Current Portion of Long-Term Debt	232,633	232,633

TOTAL LIABILITIES	820,190	832,639
(Continued)

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Continued)

	March 31,	December 31
	2010	2009
	(Unaudited)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 10,000,000 shares authorized; Series A Cumulative convertible preferred stock, 8% cumulative, $4.50 par value,
1,000,000 shares designated, 21,016 shares outstanding
(aggregate liquidation preference of $160,773)	94,573	94,573
Common Stock, $.001 par value: 100,000,000 shares authorized,
35,496,160 and 33,629,493 shares outstanding, respectively	35,496	33,629
Addional Paid-In Capital	8,806,882	8,668,749
Stock Subscription Receivable	(17,500)	(17,500)
Accumulated Deficit	(9,432,058)	(9,334,935)
TOTAL WINDGEN STOCKHOLDERS' EQUITY (DEFICIT)	(512,607)	(555,484)
Noncontrolling Interest	(271,434)	(262,632)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(784,041)	(818,116)

TOTAL LIABILITIES & EQUITY	36,149	14,523

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the Three Months Ended
	March 31,
	2010	2009

ROYALTY REVENUES	$–	$–

OPERATING EXPENSES
General & Administrative	40,440	25,106
Legal & Professional Fees	24,409	4,950
Related Party Consulting Fees	33,975	–

Total Operating Expenses	98,824	30,056

INCOME (LOSS) FROM OPERATIONS	(98,824)	(30,056)

OTHER INCOME (EXPENSE)
Interest Expense	(5,210)	(3,043)

Total Other Income (Expense), Net	(5,210)	(3,043)

NET INCOME (LOSS)	(104,034)	(33,099)

NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	8,802	5,882

NET INCOME (LOSS) ATTRIBUTABLE TO WINDGEN ENERGY, INC.	(95,232)	(27,217)

PREFERRED STOCK DIVIDENDS	(1,891)	(1,891)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(97,123)	$(29,108)

NET INCOME (LOSS) PER COMMON SHARE (BASIC & DILUTED)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	34,921,344	18,629,493
DILUTED	34,952,868	38,661,017

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Three Months Ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(95,232)	$(27,217)
Adjustments to reconcile Net loss
to net cash used in operating activities:
Noncontrolling interest in losses	(8,802)	(5,882)
Related party consulting fee payable	30,000	–
Prepaid rent	–	900
Accounts payable	(8,109)	18,578
Related party payable	(28,445)	–
Accrued interest payable	4,873	3,044
Royalty payable to related party	10,000	10,000
Net cash used in operating activities	(95,715)	(577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	140,000	–
Payments on notes	(11,939)	–
Payments on notes related party loan	(10,720)	–
Net cash provided by financing activities	117,341	–

NET INCREASE (DECREASE) IN CASH	21,626	(577)
CASH AT BEGINNING OF PERIOD	14,323	1,794
CASH AT END OF PERIOD	35,949	1,217

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$2,986	$3,043
Cash paid during the year for income taxes	$–	$–

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING &
FINANCING ACTIVITIES:
Stock Subscription Receivable for exercise of stock options	$17,500	$–

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
(Formerly InMedica Development Corporation)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS  OF PRESENTATION

The accompanying unaudited consolidated financials statements of WindGen Energy, Inc. (formerly InMedica Development Corporation) and its majority owned subsidiary, MicroCor, Inc. (collectively the “Company”) have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company generated a net loss of $95,232 and $27,217 for the three month periods ended March 31, 2010 and 2009, respectively, and negative cash flows from operations of $95,715 and $577 for the three month periods ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, the Company had an accumulated deficit of $9,432,058.  At March 31, 2010, the Company had a stockholders’ deficit of $512,607.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

The accompanying consolidated financial statements of the Company are unaudited. However, in management’s opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation of results for the interim periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On April 17, 2009, the Company entered into a license agreement (the “License”) with Wind Sail Receptor, Inc. of Boulder City, Nevada (“WSR”), pursuant to which the Company was granted the exclusive license to sell WSR’s wind sail receptor wind generation systems using blades of 15 feet in length or less in the United States, Canada, the United Kingdom and Ireland, with nonexclusive rights in the rest of the world except Latin America and the Caribbean.  Under the License, the Company must acquire 100 blades from WSR during the year after WSR is able to manufacture the receptors.  WSR is hopeful of commencing manufacture of the blades in the second half of 2010.  The Company will market WSR’s wind receptor blades through its new division called WindGen Energy.  The Company is currently negotiating with WSR to add additional exclusive territory to the License and, in addition, amending the License to allow the Company to manufacture and/or assemble the WSR wind generation systems.

On December 4, 2009, the Company changed its name to WindGen Energy, Inc.

On December 4, 2009, the Company increased its authorized capital to 100,000,000 shares of common stock.

WINDGEN ENERGY, INC.
(Formerly InMedica Development Corporation)

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At March 31, 2010 and December 31, 2009, respectively, there were 31,524 and 31,524 potentially dilutive common stock equivalents.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

WINDGEN ENERGY, INC.
(Formerly InMedica Development Corporation)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock.  The Company’s board of directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock (“Series A Preferred”) with a par value of $4.50 per share.  Holders of the Series A Preferred receive annual cumulative dividends of eight percent, payable quarterly, which dividends are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid.  As of March 31, 2010, cumulative preferred stock dividends are due and payable in the amount of $66,200.  Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends.  Series A Preferred stockholders have the right to convert each share of Series A Preferred to the Company’s common stock at a rate of 1.5 common shares to 1 preferred share.

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

NOTE 4 - COMMON STOCK TRANSACTIONS

During the first quarter ending March 31, 2010, the Company issued 1,866,667 shares of common stock for cash of $140,000.  The stock issuances were the result of a private placement offering commenced January 20, 2010 for a total offering of $300,000.  The Private Placement is still being offered until June 30, 2010, at which time the Company may elect to continue the offering for an additional six months.

On December 4, 2009, the Company changed its total authorized common shares from 40,000,000 to 100,000,000 shares.

WINDGEN ENERGY, INC.
(Formerly InMedica Development Corporation)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 – EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	For the Quarters Ended
	March 31,
	2010	2009

Net Income (Loss)	$97,123	$29,108
Less: preferred dividends	(1,891)	(1,891)

Income (Loss) available to common stockholders used in basic EPS	$95,232	$27,217

Convertible preferred stock	1,891	1,891
Convertible notes payable	–	–
Income (Loss) available to common stockholders after assumed
conversion of dilutive securities	$97,123	$29,108

Weighted average number of common shares used in basic EPS	34,921,344	18,629,493
Effect of dilutive securities:
Convertible preferred stock	31,524	31,524
Convertible notes payable	–	–
Options	–	20,000,000
Weighted average number of common shares and dilutive potential
common stock used in diluted EPS	34,952,868	38,661,017

WINDGEN ENERGY, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Since January 30, 2009, the Company’s new management team has been investigating new areas of business and sources of funding for the Company. See “Plan of Operation” below.

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

WINDGEN ENERGY, INC.

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

Results of Operations

The Company had an accumulated deficit of $9,432,058 as of March 31, 2010.  No revenues from operations were received in 2009 and 2008.  The Company had a net loss from operations of $98,824 for the quarter ended March 31, 2010, compared to a net loss from operations of $30,056 for the quarter ended March 31, 2009.  The increase in net loss from operations resulted primarily from increased Legal and Professional Fees and Related Party Consulting Fees.  These types of expenses will continue to increase, subject to funding, as we continue with our business plan.

Liquidity and Capital Resources

During the first quarter of 2010, we sold 1,866,667 shares of restricted common stock for total gross proceeds of $140,000.  See “Part II, Item 2, Unregistered Sale of Equity Securities and Use of Proceeds” below.

In 2009, we suffered from a liquidity shortage which negatively impacted our ability to implement our new business plan for entry in the wind energy industry. Such liquidity shortage is continuing in 2010.

WINDGEN ENERGY, INC.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of March 31, 2010 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

WINDGEN ENERGY, INC.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  Management has concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

Attestation Report of the Registered Public Accounting Firm.

This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report on Form 10-Q affected, or is reasonably likely to materially affect, our internal control over financial reporting.

WINDGEN ENERGY, INC.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 1A.	Risk Factors. Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2010, we sold 1,866,667 shares of restricted common stock for $140,000 to five non-affiliated accredited investors, as that term is defined by SEC Rule 501, pursuant to a Rule 506 private placement we are currently conducting.  These sales to accredited investors were made without public solicitation.  There were no underwriting discounts or commissions paid on these sales of securities.  The proceeds of this offering will be used by the Company for general corporate purposes.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

Change in Directors and Officers

On March 18, 2010, our Board of Directors accepted the resignation of Christopher R. Miller from the positions of Director, Secretary/Treasurer and Chief Financial Officer.  There were no disagreements between Mr. Miller and the Company. On March 18, 2010, Ronald Conquest, our Chairman, was appointed as Secretary/Treasurer and Chief Financial Officer.

On April 21, 2010, Ronald Conquest resigned as Secretary, Treasurer and Chief Financial Officer of the Registrant, and Wendy Carriere was appointed to the positions of Director, Secretary, Treasurer and Chief Financial Officer.  The business experience of Ms. Carriere is set forth below.

Wendy Carriere, age 40, earned  a Bachelors of Science Business Administration from the University of Nevada-Las Vegas in 1993.  From January 2010 to present, Ms. Carriere was the owner and Chief Executive Officer of Fair Debt Servicing located Southern California, specializing in servicing loans for large institutional investors. From June 2007 to December 2009, Ms. Carriere was President of  Nationwide Auction Finance in Southern California, a subsidiary company of publicly traded Entrade. Nationwide originated loans to individuals and provided loan servicing and collections to its own portfolio.  From November 2005 to present, she has served as Chief Financial Officer and Controller of Data Control Corporation in Sacremento, a parent company with subsidiaries specializing in web-based data warehousing, print media publishing and large scale software development.  From March 2004 to May 2005, Ms. Carriere was Chief Financial Officer for Newgen Results Corp., a wholly-owned subsidiary of TeleTech located in San Diego with annual revenues of $100M, providing auto dealerships with a complete suite of customer relationship management solutions.

Ms. Carriere is not receiving any compensation for her services at this time, but the Board of Directors may approve compensation for her in the future.

WINDGEN ENERGY, INC.

Item 6.	Exhibits

Exhibit No.	Description

10.1a	Option to Purchase Common Stock between Synergistic Equities Ltd. and Chi Lin Technologies Co., Ltd., dated January 28, 2010 (1)
10.1b	Proxy dated January 28, 2010 between Chi Lin Technology Co., Ltd., Larry Clark and Richard Bruggeman (2)
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
__________________
*	Filed herewith.
(1)	Incorporated by reference to Exhibit 10.1(e) of the Annual Report on Form 10-K filed on April 15, 2010.
(2)	Incorporated by reference to Exhibit 10.1(f) of the Annual Report on Form 10-K filed on April 15, 2010.

WINDGEN ENERGY, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDGEN ENERGY, INC.

Dated: May 24, 2010	By:	/s/ Ronald Conquest
Ronald Conquest Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: May 24, 2010	By:	/s/ Wendy Carriere
Wendy Carriere Secretary/Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)