Form 10-Q
period 2010-06-30
WINDGEN ENERGY, INC.
filed 2010-08-13
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

As of August 9, 2010, 36,285,799 shares of the issuer’s common stock were outstanding.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

WINDGEN ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS

Current Assets
Cash & Cash Equivalents	77	14,118
Other Receivable	20,264	–
Prepaid Expenses & Other	6,727	200
Total Current Assets	27,068	14,318

Fixed Assets

Equipment & Furniture, at Cost, Less Accumulated Depreciation of $6,555 and $6,555, respectively	–	–
Total Fixed Assets	–	–

Net Assets of Discontinued Operations	–	205

TOTAL ASSETS	27,068	14,523

LIABILITIES & STOCKHOLDER’S EQUITY

Current Liabilities
Related Party Consulting Fees Payable	110,000	60,000
Accounts Payable	11,587	30,785
Related Party Note Payable	5,000	46,282
Related Party Payables	–	38,445
Note Payable	11,021	22,799
Preferred Stock Dividends Payable	68,092	64,309
Total Current Liabilities	205,700	262,620

Net Liabilities of Discontinued Operations	–	570,019

TOTAL LIABILITIES	205,700	832,639

(Continued)
The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2010	2009

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, 10,000,000 shares authorized; Series A Cumulative convertible preferred stock, 8% cumulative, $4.50 par value, 1,000,000 shares designated, 21,016 shares outstanding (aggregate liquidation preference of $162,665)	94,573	94,573
Common Stock, $.001 par value: 100,000,000 shares authorized, 36,185,799 and 33,629,493 shares outstanding respectively	36,186	33,629
Additional Paid-In Capital	8,857,615	8,668,749
Stock Subscription Receivable	(10,000)	(17,500)
Accumulated Deficit	(9,157,006)	(9,334,935)

TOTAL WINDGEN STOCKHOLDERS’ EQUITY (DEFICIT)	(178,632)	(555,484)

Noncontrolling Interest of Discontinued Operations	–	(262,632)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(178,632)	(818,116)

TOTAL LIABILITIES & EQUITY	27,068	14,523

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

ROYALTY REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
General & Administrative	44,729	6,048	73,783	15,187
Legal & Professional Fees	2,616	19,238	22,970	28,739
Related Party Consulting Fees	30,400	–	64,375	–
Total Operating Expense	77,745	25,286	161,128	43,926

INCOME (LOSS) FROM OPERATIONS	(77,745)	(25,286)	(161,128)	(43,926)

OTHER INCOME (EXPENSE)
Interest Expense	(312)	(239)	(648)	(1,122)
Total Other Income (Expense), Net	(312)	(239)	(648)	(1,122)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(78,057)	(25,525)	(161,776)	(45,048)

DISCONTINUED OPERATIONS (Note 5)
Income (Loss) from operations of MicroCor, Inc. (including gain on disposal of $355,000)	355,000	(7,678)	343,488	(15,372)

NET INCOME (LOSS)	276,943	(33,203)	181,712	(60,420)

PREFERRED STOCK DIVIDENDS	(1,891)	(1,891)	(3,783)	(3,783)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$275,052	$(35,094)	$177,929	$(64,203)

NET INCOME (LOSS) PER COMMON SHARE (BASIC & DILUTED)	$(0.01)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	35,538,903	18,911,361	35,235,513	18,771,205
DILUTED	35,570,427	33,942,885	35,267,037	33,802,729

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss/Income	$181,712	$(60,420)
Adjustments to reconcile Net loss to net cash used in operating activities:
Gain on deconsolidation of MicroCor	(355,000)	–
Write-down of other receivable	21,119	–
Related party consulting fee payable	50,000	–
Prepaid expense	(6,527)	900
Accounts payable	(19,166)	18,812
Related party payable	(28,445)	–
Accrued Interest payable	648	1,122
Other receivable	(343)	–
Net cash used in Continuing Activities	(156,002)	(39,586)
Net cash used in Discontinued Activities	7,120	13,490
Net cash used in Operating Activities	(148,882)	(26,096)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by Investing Activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	181,423	10,125
Proceeds from notes payable	–	18,826
Proceeds from stock subscription receivable	7,500	–
Payments on notes	(11,939)	–
Payments on notes related party loan	(42,143)	–
Net cash provided by Financing Activities	134,841	28,951

NET INCREASE (DECREASE) IN CASH	(14,041)	2,855
CASH AT BEGINNING OF PERIOD	14,118	1,794
CASH AT END OF PERIOD	77	4,649

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$5,418	$3,043
Cash paid during the year for income taxes	$–	$–

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES:
Stock Subscription Receivable for exercise of stock options	$10,000	$–
Related Party Payables Converted to Common Stock	$10,000	$–

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

On June 24, 2010, WindGen Energy, Inc. entered into an agreement with MicroCor, Inc., Chi Lin Technology Co., Ltd. and Wescor, Inc., whereby WindGen will transfer 230,000 shares of MicroCor common stock owned by WindGen to Wescor, reducing WindGen’s holdings in MicroCor from 1,700,000 common shares to 1,470,000 common shares.  WindGen’s percentage of ownership of MicroCor will be reduced from approximately 57% to 49%. Since WindGen’s ownership percentage will be below 50%, MicroCor’s financial statements will no longer be consolidated with WindGen’s financial statements.

The accompanying unaudited consolidated financials statements of WindGen Energy Inc. (the “Company”) have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company generated a net gain / (loss) of $177,929 and ($64,203) for the six month periods ended June 30, 2010 and 2009, respectively, and negative cash flows from operations of $148,882 and $26,096 for the six month periods ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, the Company had an accumulated deficit of $9,157,006.  At June 30, 2010, the Company had a stockholders’ deficit of $178,632.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

NOTE 2 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of WindGen Energy Inc. and its majority owned subsidiary, MicroCor, Inc. (“MicroCor”) through June 24, 2010.  As of June 24, 2010, MicroCor’s financial statements are no longer being consolidated with WindGen’s financial statements. (See Note 1).

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

WINDGEN ENERGY, INC.

Notes to Consolidated Financial Statements (Unaudited)

Research and Development

Research and development costs are expensed as incurred.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At June 30, 2010 and December 31, 2009, respectively, there were 31,524 and 31,524 potentially dilutive common stock equivalents.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

NOTE 3 – PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock.  The Company’s board of directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock (“Series A Preferred”) with a par value of $4.50 per share.  Holders of the Series A Preferred receive annual cumulative dividends of eight percent (8%), payable quarterly, which dividends are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid.  As of June 30, 2010, cumulative preferred stock dividends are due and payable in the amount of $68,092.  Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends.  Series A Preferred stockholders have the right to convert each share of Series A Preferred to the Company’s common stock at a rate of 1.5 common shares to 1 preferred share.

On January 30, 2009, the Company entered into an agreement with MicroCor, its subsidiary (the “MicroCor Agreement”).  The MicroCor Agreement provides for the Company to create a Series B class of preferred stock, without dividend or voting rights (the “Series B Preferred”), which will receive 100% of any future benefit from the sale, spin-off, merger or liquidation of MicroCor or the commercialization of its hematocrit technology.  The shares of the Series B Preferred will be distributed as a dividend, subject to compliance with federal and state securities laws and regulations, to the Company’s common stockholders, as of January 30, 2009.  The creation of the Series B Preferred will prevent any holder of the Company’s common stock after January 30, 2009 from sharing in any future benefit of or to MicroCor through the expiration date of January 30, 2011.  Upon expiration of this agreement on January 30, 2011, the rights of the holders of the Series B Preferred to receive any future benefit from the commercialization of MicroCor’s hematocrit technology will expire, and, therefore, the Series B Preferred will expire and be terminated.

NOTE 4 – EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

WINDGEN ENERGY, INC.

Notes to Consolidated Financial Statements (Unaudited)

	For the Quarters Ended
	June 30,
	2010	2009

Net Income (Loss)	$276,943	$(33,203)
Less: preferred dividends	(1,891))	(1,891)

Income (Loss) available to common stockholders used in basic EPS	$275,052	$(35,095)

Convertible preferred stock	1,891	1,891
Convertible notes payable	–	–
Income (Loss) available to common stockholders after assumed
conversion of dilutive securities	$276,943	$(33,203)

Weighted average number of common shares used in basic EPS	35,538,903	18,911,361
Effect of dilutive securities:
Convertible preferred stock	31,524	31,524
Convertible notes payable	–	–
Options	–	15,000,000
Weighted average number of common shares and dilutive potential
common stock used in diluted EPS	35,570,427	33,942,885

NOTE 5 – DISCONTINUED OPERATIONS

On June 24, 2010, WindGen Energy, Inc. entered into an agreement with MicroCor, Inc., Chi Lin Technology Co., Ltd. and Wescor, Inc.,  whereby WindGen will transfer 230,000 shares of MicroCor common stock owned by WindGen to Wescor, reducing WindGen’s holdings in MicroCor from 1,700,000 common shares to 1,470,000 common shares.  WindGen’s percentage of ownership of MicroCor will be reduced from approximately 57% to 49%. Since WindGen’s ownership percentage will be below 50%, MicroCor’s financial statements will no longer be consolidated with WindGen’s financial statements.

The assets and liabilities of MicroCor, Inc. included in the consolidated financial statements of WindGen, Inc. consisted of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009

Cash	$–	$205
Net assets of discontinued operations	$–	$205

Accounts payable	$–	$5,381
Accrued interest	–	45,112
Related party royalty payable	–	153,333
Related party notes payable	–	133,560
Current portion of long-term debt	–	232,633
Net liabilities of discontinued operations	$–	$570,019
Noncontrolling interest of discontinued operations	$–	$(262,632)

WINDGEN ENERGY, INC.

Notes to Consolidated Financial Statements (Unaudited)

Net assets and liabilities to be disposed of have been separately classified in the accompanying consolidated balance sheet at June 30, 2010 and December 31, 2009.  The December 31, 2009 balance sheet has been restated to conform with the current year’s presentation.

Operating results of this discontinued operation for the six months ended June 30, 2010 are shown separately in the accompanying consolidated statement of operations.  The operating statement for the six months ended June 30, 2009 has been restated to conform with the current year’s presentation and are also shown separately.  The operating results of this discontinued operation for the six months ended June 30, 2010 and 2009 consist of:

	For the Six Months Ended
	June 30,
	2010	2009

Sales	$–	$–
General and administrative	–	(22,781)
Legal and professional	–	–
Interest Expense	–	(4,344)
Gain on deconsolidation of MicroCor	355,000	–
Net Income (Loss) attributable to noncontolling interest	(11,512)	11,753
Net Income (Loss) from discontinued operations	$343,488	$(15,372)

Operating results of this discontinued operation for the three months ended June 30, 2010 are shown separately in the accompanying consolidated statement of operations.  The operating statement for the three months ended June 30, 2009 has been restated to conform with the current year’s presentation and are also shown separately.  The operating results of this discontinued operation for the three months ended June 30, 2010 and 2009 consist of:

	For the Three Months Ended
	June 30,
	2010	2009

Sales	$–	$–
General and administrative	–	(11,365)
Legal and professional	–	–
Interest Expense	–	(2,184)
Gain on deconsolidation of MicroCor	355,000	–
Net Income (Loss) attributable to noncontolling interest	–	5,871
Net Income (Loss) from discontinued operations	$355,000	$(7,678)

WINDGEN ENERGY, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

WINDGEN ENERGY, INC.

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

Results of Operations

The Company had an accumulated deficit of $9,157,006 as of June 30, 2010.  No revenues from operations were received in 2010 and 2009.  The Company had a net loss from continuing operations of $78,057 for the quarter ended June 30, 2010, compared to a net loss from continuing operations of $25,525 for the quarter ended June 30, 2009.  The increase in net loss from continuing operations resulted primarily from increased General and Administrative Expenses and Related Party Consulting Fees.  These types of expenses will continue to increase, subject to available funding, as we continue with our business plan.

The Company had a net loss from continuing operations for the six months ended June 30, 2010 of $161,775, as compared to a net loss from continuing operations of $45,048 for the six month period ended June 30, 2009.  The increase in the net loss from continuing operations resulted primarily from increased General and Administrative Expenses and Related Party Consulting Fees.  These types of expenses will continue to increase in the future, subject to available funding, as we continue our business plan.

Liquidity and Capital Resources

During the second quarter of 2010, we sold 133,333 shares of restricted common stock for total gross proceeds of $10,000.  See “Part II, Item 2, Unregistered Sale of Equity Securities and Use of Proceeds” below.

During the quarter ended June 30, 2010, we reduced our total liabilities by $611,442 through the discontinued operations of our previous majority-owned subsidiary, MicroCor, Inc., and through the conversion of debt and accrued interest in exchange for our common stock.  See “Part II, Item 2, Unregistered Sale of Equity Securities and Use of Proceeds”  and “Part II, Item 5, Other Information – Wescor Agreement” below.  We will continue to attempt to reduce our liabilities in the future.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of June 30, 2010 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010.  Management has concluded that our internal control over financial reporting was effective as of June 30, 2010.

WINDGEN ENERGY, INC.

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

During the second quarter of 2010, we sold 133,333 shares of restricted common stock for $10,000 to one (1) accredited investor, as that term is defined by SEC Rule 501, pursuant to a Rule 506 private placement we are currently conducting.  These sales to accredited investors were made without public solicitation.  There were no underwriting discounts or commissions paid on these sales of securities.  The proceeds of this offering will be used by the Company for marketing expenses.

Also during the second quarter  of 2010, we issued 556,306 shares of restricted common stock to two (2) accredited investors in conversion of $41,423 of accrued debt and interest.  These sales were made without public solicitation and without underwriting discounts or sales commissions.

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

Wendy Carriere, age 40, earned  a Bachelors of Science Business Administration from the University of Nevada-Las Vegas in 1993.  From January 2010 to present, Ms. Carriere was the owner and Chief Executive Officer of Fair Debt Servicing located Southern California, specializing in servicing loans for large institutional investors. From June 2007 to December 2009, Ms. Carriere was President of  Nationwide Auction Finance in Southern California, a subsidiary company of publicly traded Entrade. Nationwide originated loans to individuals and provided loan servicing and collections to its own portfolio.  From November 2005 to present, she has served as Chief Financial Officer and Controller of Data Control Corporation in Sacramento, a parent company with subsidiaries specializing in web-based data warehousing, print media publishing and large scale software development.  From March 2004 to May 2005, Ms. Carriere was Chief Financial Officer for Newgen Results Corp., a wholly-owned subsidiary of TeleTech located in San Diego with annual revenues of $100M, providing auto dealerships with a complete suite of customer relationship management solutions.

WINDGEN ENERGY, INC.

Ms. Carriere is not receiving any compensation for her services at this time, but the Board of Directors may approve compensation for her in the future.

Wescor Agreement

On June 24, 2010, the Company, Chi Lin Technology Co., Ltd. (“Chi Lin”), MicroCor, Inc. (“MicroCor”), and Wescor, Inc. (“Wescor”), executed an amendment (the “Amendment”) to the parties’ Joint Development Agreement dated September 7, 2004 (the “Agreement”).  The Agreement provided for Wescor to manage and provide funding for MicroCor’s development of its hematocrit technology.  The Company owned 57% of MicroCor as a result of the Agreement and Wescor and Chi Lin owned the interest in MicroCor. In 2008, Wescor breached the Agreement by ceasing to fund additional research for MicroCor.  MicroCor owns three (3) patents covering various aspects of its hematocrit technology.

The Amendment provides for: (i) all debts between the parties to be extinguished and cancelled; (ii) the Company to transfer such stock ownership to Wescor so that Wescor will own 36.8% of MicroCor and the Company will only own 49.0% of MicroCor; and (iii) the Company will loan funds to MicroCor for the maintenance of its patents through 2011.  The Amendment is effective as of March 31, 2010.

The Amendment also provides that in the event there are any net revenues from MicroCor’s hematocrit technology in the future, such net revenues will be distributed as follows: (i) the first $150,000 to Wescor; (ii) the Company will be repaid any sums loaned to MicroCor for the patent maintenance; (iii) the next $150,000 split pro-rata 80% to the Company and 20% to Chi Lin; and (iv) the remaining net revenues split pro-rata among MicroCor’s three shareholder’s: the Company (49.0%); Wescor (36.8%) and Chi Lin (14.2%).

As a result of the Company transferring shares in MicroCor to Wescor pursuant to the Amendment, the Company’s ownership in MicroCor will become only 49.0%.  Therefore, the financial statements of MicroCor will no longer be consolidated into and reported with the financial statements of the Company.

Chi Lin Proxy

Chi Lin Technology Co., Ltd. (“Chi Lin”) owns 6,043,704 issued and outstanding shares of common stock of the Company (the “Chi Lin Shares”).  On July 20, 2010, Chi Lin granted to Larry Clark and Richard Bruggeman, the former executive officers and Directors of the Company, and the survivor of them, with full power of substitution, an irrevocable proxy empowering Clark and Bruggeman to unanimously vote the Chi Lin Shares in any shareholder vote (the “Chi Lin Proxy”).  The Chi Lin Proxy expires on September 30, 2010.

WINDGEN ENERGY, INC.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Joint Development Agreement Amendment between the Company, Chi Lin Technology Co., Ltd., MicroCor, Inc., and Wescor, Inc. (1)
10.2	Proxy dated July 20, 2010 between Chi Lin Technology Co., Ltd., Larry Clark and Richard Bruggeman*
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
__________________
*	Filed herewith.
(1)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on June 30, 2010.

WINDGEN ENERGY, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDGEN ENERGY, INC.

Dated: August 13, 2010	By:	/s/ Ronald Conquest
Ronald Conquest Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2010	By:	/s/ Wendy Carriere
Wendy Carriere Secretary/Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)