Form 10-Q
period 2010-09-30
WINDGEN ENERGY, INC.
filed 2010-11-12
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

As of November 8, 2010, 37,986,765 shares of the issuer’s common stock were outstanding.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

WINDGEN ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2010	2009

ASSETS
Current Assets
Cash and Cash Equivalents	20,835	14,118
Other Receivable	20,309	-
Prepaid Expenses and Other	63,200	200
Total Current Assets	104,344	14,318

Fixed Assets
Equipment and Furniture, at Cost, Less Accumulated Depreciation of $6,555 and $6,555, respectively	–	–
Total Fixed Assets	–	–

Net Assets of Discontinued Operations	–	205

TOTAL ASSETS	104,344	14,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Related Party Consulting Fee’s Payable	135,000	60,000
Accounts Payable	43,111	30,785
Related Party Note Payable	5,000	46,282
Related Party Payables	–	38,445
Note Payable	–	22,799
Preferred Stock Dividends Payable	17,496	64,309
Total Current Liabilities	200,607	262,620

Net Liabilities of Discontinued Operations	–	570,019

TOTAL LIABILITIES	200,607	832,639

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, 10,000,000 shares authorized; Series A Cumulative convertible preferred stock, 8% cumulative, $4.50 par value, 1,000,000 shares designated, 5,254 shares outstanding (aggregate liquidation preference of $41,139)	23,643	94,573
Common Stock, $.001 par value: 100,000,000 shares authorized, 37,986,765 and 33,629,493 shares outstanding, respectively	37,987	33,629
Additional Paid-In Capital	9,093,106	8,668,749
Stock Subscription Receivable	(10,000)	(17,500)
Accumulated Deficit	(9,240,999)	(9,334,935)
TOTAL WINDGEN STOCKHOLDERS’ EQUITY (DEFICIT)	(96,263)	(555,484)
Noncontrolling Interest of Discontinued Operations	–	(262,632)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(96,263)	(818,116)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	104,344	14,523

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

ROYALTY REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
General and Administrative	25,282	17,192	103,441	32,379
Legal and Professional Fees	26,966	12,301	49,936	41,040
Related Party Consulting Fees	30,000	29,147	90,000	29,147
Total Operating Expense	82,248	58,640	243,377	102,566

INCOME (LOSS) FROM OPERATIONS	(82,248)	(58,640)	(243,377)	(102,566)

OTHER INCOME (EXPENSE)
Interest Expense	146	(609)	(501)	(1,731)
Total Other Income (Expense), Net	146	(609)	(501)	(1,731)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(82,102)	(59,249)	(243,878)	(104,297)

DISCONTINUED OPERATIONS (Note 5)
Income (Loss) from operations of MicroCor, Inc. (including gain on disposal of $355,000)	–	(8,371)	343,488	(23,743)

NET INCOME (LOSS)	(82,102)	(67,620)	99,610	(128,040)

PREFERRED STOCK DIVIDENDS	(1,891)	(1,891)	(5,674)	(5,674)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(83,993)	$(69,511)	$93,936	$(133,714)

NET INCOME (LOSS) PER COMMON SHARE (BASIC and DILUTED)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	36,249,721	24,265,327	35,577,298	20,622,703
DILUTED	36,257,602	29,375,184	35,585,129	25,732,560

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss/Income	$99,610	$(128,040)
Adjustments to reconcile Net loss to net cash used in operating activities:
Gain on deconsolidation of MicroCor	(355,000)	–
Minority interest in losses	–	–
Write-down of other receivable	21,119	–
Related party consulting fee payable	75,000	22,500
Prepaid expense	–	900
Accounts payable	12,359	15,786
Related party payable	(28,445)	–
Accrued Interest payable	501	–
Royalty payable to Related party	–	30,000
Other receivable	(388)	–
Net cash used in Continuing Activities	(175,244)	(58,854)
Net cash used in Discontinued Activities	7,120	(7,602)
Net cash used in Operating Activities	(168,124)	(66,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by Investing Activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	236,423	74,413
Proceeds from notes payable	–	13,148
Proceeds from stock subscription receivable	7,500	–
Payments for conversion of preferred stock	(15,000)	–
Payments on notes	(11,939)	–
Payments on notes related party loan	(42,143)	(16,830)
Net cash provided by Financing Activities	174,841	70,731

NET INCREASE (DECREASE) IN CASH	6,717	4,275
CASH AT BEGINNING OF PERIOD	14,118	1,794
CASH AT END OF PERIOD	20,835	6,069

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$5,418	$3,043
Cash paid during the year for income taxes	$–	$–

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock Subscription Receivable for exercise of stock options	$10,000	$–
Related Party Payables Converted to Common Stock	$10,000	$–
Notes Payable Converted to Common Stock	$10,875	–
Conversion of Preferred Stock and Accrued Dividends to Common Stock	$108,416	–

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

On June 24, 2010, WindGen Energy, Inc. entered into an agreement with MicroCor, Inc., Chi Lin Technology Co., Ltd. and Wescor, Inc., whereby WindGen transferred 230,000 shares of MicroCor common stock owned by WindGen to Wescor, reducing WindGen’s holdings in MicroCor from 1,700,000 common shares to 1,470,000 common shares.  WindGen’s percentage of ownership of MicroCor was reduced from approximately 57% to 49%. Since WindGen’s ownership percentage is below 50%, MicroCor’s financial statements are no longer consolidated with WindGen’s financial statements.

The accompanying unaudited consolidated financial statements of WindGen Energy Inc. (the “Company”) have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company generated a net gain / (loss) of ($82,102) and ($67,620) for the three month periods ended September 30, 2010 and 2009, respectively, and negative cash flows from operations of $168,124 and $66,456 for the nine month periods ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, the Company had an accumulated deficit of $9,240,999.  At September 30, 2010, the Company had a stockholders’ deficit of $96,263.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At September 30, 2010 and September 30, 2009, respectively, there were 7,881 and 5,109,857 potentially dilutive common stock equivalents.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

NOTE 3 – PREFERRED STOCK

The Company is authorized to issue 100,000,000 shares of preferred stock.  The Company’s board of directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock (“Series A Preferred”) with a par value of $4.50 per share.  Holders of the Series A Preferred receive annual cumulative dividends of eight percent (8%), payable quarterly, which dividends are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid.  As of September 30, 2010, cumulative preferred stock dividends are due and payable in the amount of $17,496.  Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends.  Series A Preferred stockholders have the right to convert each share of Series A Preferred to the Company’s common stock at a rate of 1.5 common shares to 1 preferred share.

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

NOTE 4 – EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Quarters Ended
	September 30,
	2010	2009

Net Income (Loss)	$(82,102)	$(67,620)
Less: preferred dividends	(1,891)	(1,891)

Income (Loss) available to common stockholders used in basic EPS	$(83,993)	$(69,511)

Convertible preferred stock	1,891	1,891
Convertible notes payable	–	–
Income (Loss) available to common stockholders after assumed
conversion of dilutive securities	$(82,102)	$(67,620)

Weighted average number of common shares used in basic EPS	36,249,721	24,265,327
Effect of dilutive securities:
Convertible preferred stock	7,881	31,524
Convertible notes payable	–	–
Options	–	5,078,333
Weighted average number of common shares and dilutive potential
common stock used in diluted EPS	36,257,602	29,375,184

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

The assets and liabilities of MicroCor, Inc. included in the consolidated financial statements of WindGen, Inc. consisted of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009

Cash	$–	$205
Net assets of discontinued operations	$–	$205

Accounts payable	$–	$5,381
Accrued interest	–	45,112
Related party royalty payable	–	153,333
Related party notes payable	–	133,560
Current portion of long-term debt	–	232,633
Net liabilities of discontinued operations	$–	$570,019
Noncontrolling interest of discontinued operations	$–	$(262,632)

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net assets and liabilities to be disposed of have been separately classified in the accompanying consolidated balance sheet at September 30, 2010 and December 31, 2009.  The December 31, 2009 balance sheet has been restated to conform with the current year’s presentation.

Operating results of this discontinued operation for the nine months ended September 30, 2010 are shown separately in the accompanying consolidated statement of operations.  The operating statement for the nine months ended September 30, 2009 has been restated to conform with the current year’s presentation and are also shown separately.  The operating results of this discontinued operation for the nine months ended September 30, 2010 and 2009 consist of:

	For the Nine Months Ended
	September 30,
	2010	2009

Sales	$–	$–
General and administrative	–	(35,345)
Legal and professional	–	–
Interest Expense	–	(6,552)
Gain on deconsolidation of MicroCor	355,000	–
Net Income (Loss) attributable to noncontolling interest	(11,512)	18,154
Net Income (Loss) from discontinued operations	$343,488	$(23,743)

Operating results of this discontinued operation for the three months ended September 30, 2010 are shown separately in the accompanying consolidated statement of operations.  The operating statement for the three months ended September 30, 2009 has been restated to conform with the current year’s presentation and are also shown separately.  The operating results of this discontinued operation for the three months ended September 30, 2010 and 2009 consist of:

	For the Three Months Ended
	September 30,
	2010	2009

Sales	$–	$–
General and administrative	–	(12,564)
Legal and professional	–	–
Interest Expense	–	(2,208)
Gain on deconsolidation of MicroCor	–	–
Net Income (Loss) attributable to noncontolling interest	–	6,401
Net Income (Loss) from discontinued operations	$–	$(8,371)

WINDGEN ENERGY, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

InMedica Development Corporation (“InMedica” or the “Company”) was incorporated as a Utah corporation on June 16, 1983.  On December 4, 2009, a majority of the Company’s shareholders executed a consent resolution to amend the Company’s Articles of Incorporation to change the Company’s name to WindGen Energy, Inc. (“WindGen” or the “Company”) and to increase the number of authorized common stock shares from 40,000,000 to 100,000,000.  A Certificate of Amendment for such amendments was filed by the Company with the Secretary of State of Utah effective on December 16, 2009.  The name change and the new trading symbol, “WGEI,” were approved by FINRA on March 16, 2010.

Since January 30, 2009, the Company’s new management team has been investigating new areas of business and sources of funding for the Company. See “Plan of Operation” below.

Plan of Operation

In January 2008, the Company’s plan of operation was to continue to work cooperatively with MicroCor and Wescor in the development of the Company’s portable Hematocrit device.  In late 2008, Wescor ceased all research and development efforts on the Hematocrit technology.  During 2008, the Company funded administrative operations with the proceeds of minimum royalty payments from MicroCor and from loans from the Company’s officers and Directors. These minimum payments to the Company from MicroCor have ceased.  On June 24, 2010, WindGen Energy, Inc. entered into an agreement with MicroCor, Inc., Chi Lin Technology Co., Ltd. and Wescor, Inc., whereby WindGen transferred 230,000 shares of MicroCor common stock owned by WindGen to Wescor, reducing WindGen’s holdings in MicroCor from 1,700,000 common shares to 1,470,000 common shares.  WindGen’s percentage of ownership of MicroCor was reduced from approximately 57% to 49%. Since WindGen’s ownership percentage is below 50%, MicroCor’s financial statements are no longer consolidated with WindGen’s financial statements. Development of the Hematocrit device remains dormant but has not been abandoned.

New Company Focus: Wind Energy

With new management, we have refocused the Company on wind energy devices.  On April 17, 2009, we entered into a license agreement (the “License”) with Wind Sail Receptor, Inc. of Boulder City, Nevada (“WSR”), pursuant to which we were granted the exclusive license to assemble and market WSR’s wind sail receptor energy generation devices using blades of 15 feet or less in length in the United States, Canada, the United Kingdom and Ireland, with nonexclusive rights in the rest of the world except Latin America and the Caribbean. Under the License, we must acquire 100 blades from WSR during the first year after WSR is able to manufacture the blades.  WSR is currently in the final stages of selecting the electrical generator that it will couple with the WSR wind turbine blade. WSR is hopeful that it will begin production of complete wind turbine systems early in the first quarter of 2011.

We anticipate our first three wind turbine products will have blade diameters of 3, 6 and 12 feet with towers of up to 100 feet high. We are currently negotiating terms for the formation of the working capital required to bring our first products to market at some point during the first quarter of 2011. The progress of the Company in marketing its new wind energy products is dependent on obtaining additional capital.

WINDGEN ENERGY, INC.

Assembly and Marketing

During 2010, we will be developing a well-organized approach to the manufacturing/assembly process to assure high-quality, rapid-development cycles and overall competiveness.  We are seeking an amendment to our existing WSR license to assemble the wind turbine units, and our first facility will be located in either Arizona or Nevada.  WSR will be responsible for the manufacture of the critical blade component at its plant near Boulder City, Nevada.  At this time suppliers have been located for all of the non-blade components for our products.

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

We are currently in the process of finalizing our first two products that should be available during the first quarter of 2011.  Subject to availability of adequate capital, product roll out could follow quickly in the western United States.

Results of Operations

The Company had an accumulated deficit of $9,240,999 as of September 30, 2010.  No revenues from operations were received in 2010 and 2009.  The Company had a net loss from continuing operations of $82,102 for the quarter ended September 30, 2010, compared to a net loss from continuing operations of $59,249 for the quarter ended September 30, 2009.  The increase in net loss from continuing operations resulted primarily from increased General and Administrative Expenses and Related Party Consulting Fees.  These types of expenses will continue to increase, subject to available funding, as we continue with our business plan.

The Company had a net loss from continuing operations for the nine months ended September 30, 2010 of $243,878, as compared to a net loss from continuing operations of $104,297 for the nine month period ended September 30, 2009.  The increase in the net loss from continuing operations resulted primarily from increased General and Administrative Expenses.  These types of expenses will continue to increase in the future as the Company begins the beginning of sales and distribution of its wind turbine products, subject to available funding, as we continue our business plan.

Liquidity and Capital Resources

During the third quarter of 2010, we sold 733,332 shares of restricted common stock for total gross proceeds of $55,000.  See “Part II, Item 2, Unregistered Sale of Equity Securities and Use of Proceeds” below.

During the quarter ended September 30, 2010, we reduced our total liabilities by $134,292 through the conversion of debt and Series A Preferred in exchange for our common stock. The sum of $10,875 for legal services was exchanged for 120,800 shares of the Company’s restricted common stock. Three Series A preferred shareholders converted 15,762 shares of the Series A Preferred, with a par value of $70,929, plus $52,488 of accrued dividends in exchange for 246,834 shares of the Company’s restricted common stock and $15,000 in cash. See “Part II, Item 2, Unregistered Sale of Equity Securities and Use of Proceeds” below. We will continue to attempt to reduce our liabilities in the future.

WINDGEN ENERGY, INC.

In 2009, we suffered from a liquidity shortage which negatively impacted our ability to implement our new business plan for entry in the wind energy industry. Such liquidity shortage is continuing through the third quarter of 2010. The company is currently negotiating terms for a new convertible preferred to be issued by the Company in order to form new capital of up to $5,000,000 in order to implement its business plan in 2011.

Implementation of our new business to assemble and market wind turbines is contingent upon our ability to acquire new capital in 2011. We currently estimate we will need to generate approximately $3,500,000 of new capital during 2011 to fully implement our new business plan. We also estimate $2,000,000 of new capital would permit us to implement enough of our plan to commence minimal marketing of our wind turbine units in the first half of 2011.

We intend to acquire new capital during 2011 through the sale of equity or convertible debt or a combination of both in one or more private placements. Presently, we have no final agreement or understanding with any underwriter, investment banker or investor for any financing. There is no assurance we will be able to complete any substantial financing in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of September 30, 2010 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. Management has concluded that our internal control over financial reporting was effective as of September 30, 2010.

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

During the third quarter of 2010, we sold 733,332 shares of restricted common stock for $55,000 to three (3) non-accredited investors, as that term is defined by SEC Rule 501, pursuant to a Rule 506 private placement we are currently conducting.  These sales to non-accredited investors were made without public solicitation.  There were no underwriting discounts or commissions paid on these sales of securities.  The proceeds of this offering will be used by the Company for working capital expenses.

Also during the third quarter of 2010, we redeemed 15,762 shares of Series A Preferred and $52,488 in accrued dividends from three Series A Preferred shareholders in exchange for $15,000 in cash and 246,834 shares of restricted common stock.

Also during the third quarter  of 2010, we issued 120,800 shares of restricted common stock to one (1) accredited investor in conversion of $10,875 of accrued debt and interest pursuant to Rule 144.  This sale was made without public solicitation and without underwriting discounts or sales commissions.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

Form S-8 Registration Statement

On August 17, 2010, the Company filed a Form S-8 Registration Statement with the SEC registering 3,000,000 shares of common stock for issuance pursuant to the Company’s 2010 Employee and Consultant Compensation Plan (the “Plan”).

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
__________________
*	Filed herewith.

WINDGEN ENERGY, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDGEN ENERGY, INC.

Dated: November 12, 2010	By:	/s/ Ronald Conquest
Ronald Conquest Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2010	By:	/s/ Wendy Carriere
Wendy Carriere Secretary/Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)