Form 10-K
period 2010-12-31
WINDGEN ENERGY, INC.
filed 2011-03-31
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:  $2,185,496 based on 21,854,960 non-affiliate shares outstanding at $0.10 per share, which is the bid price of the common shares as of March 25, 2011.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,083,428 shares of common stock, $.001 par value, as of March 29, 2011.

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

Changes in Officers and Directors

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

MicroCor, Inc.

In 1985, the Company acquired MicroCor, Inc., a Utah corporation (“MicroCor”), engaged in the development of certain medical technology products. During 2008, MicroCor continued to engage in research and development on MicroCor’s hematocrit technology (a method for measuring hematocrit non-invasively without drawing blood) pursuant to the Joint Development Agreement (the “Wescor Agreement”) with Wescor, Inc., a Utah corporation (“Wescor”). The Agreement provided for Wescor to manage and provide funding for MicroCor’s development of its hematocrit technology. Wescor assumed day-to-day management of MicroCor as of September 7, 2004; however, Wescor breached the Wescor Agreement in 2008 by ceasing to fund additional research, and as of December 30, 2008, the day-to-day management was transferred to three of MicroCor’s Directors: Larry Clark, Ralph Henson and Richard Bruggeman.

On June 24, 2010, the Company, Chi Lin Technology Co., Ltd., a corporation organized and existing under the laws of the Republic of China (“Chi Lin”), MicroCor and Wescor executed an amendment (the “Amendment”) to the Wescor Agreement.  The Company owned 57% of MicroCor as a result of the Wescor Agreement and Wescor and Chi Lin owned the interest in MicroCor.   MicroCor owns three (3) patents covering various aspects of its hematocrit technology.

The Amendment provided for: (i) all debts between the parties to be extinguished and cancelled; (ii) the Company to transfer such stock ownership to Wescor so that Wescor would own 36.8% of MicroCor and the Company would only own 49.0% of MicroCor; and (iii) the Company to loan funds to MicroCor for the maintenance of its patents through 2011.  The Amendment was effective as of March 31, 2010.

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

As a result of the Company transferring shares in MicroCor to Wescor pursuant to the Amendment, the Company’s ownership in MicroCor became only 49.0%.  Therefore, the financial statements of MicroCor are no longer consolidated into and reported with the financial statements of the Company.

Chi Lin Shares

On September 10, 2008, Chi Lin Technologies Co., Ltd. (“Chi Lin”), an entity of the Republic of China, granted a one-year option to Synergistic Equities Ltd., a Belize corporation (“Synergistic”), to purchase 6,043,704 issued and outstanding shares of common stock of the Company currently owned by Chi Lin and 425,000 shares of common stock currently owned by Chi Lin in MicroCor (collectively, the “Option Shares”) for the aggregate sum of $107,000 US (the “2008 Synergistic Option”). The agreement with Chi Lin is hereinafter referred to as (the “2008 Chi Lin Agreement”). The 2008 Synergistic Option was extended to January 8, 2010 and again to May 1, 2010, with the exercise price now $121,000.  To date no options have been exercised by Synergistic and its option to acquire the Chi Lin shares has expired.

On September 10, 2010, Chi Lin entered into a Stock Purchase and Escrow Agreement with The John Galt Society, LLC, a Washington limited liability company (“JGS”) and Brook Technologies, Inc., a Canadian corporation (“BT”), for JGS and BT to purchase the the 6,043,704 issued and outstanding shares of common stock of the Company owned by Chi Lin and the 425,000 shares of common stock owned by Chi Lin in MicroCor (collectively, the “Chi Lin Shares”) for the aggregate sum of $128,000 US. The transaction was completed on or about October 27, 2010, with JGS acquiring 3,000,000 shares of the common stock of the Company and BT acquiring 3,043,704 shares of the common stock of the Company, plus the 425,000 shares of MicroCor.

On September 15, 2010, Synergistic acquired the shares of MicroCor formerly held by Chi Lin, resulting in Synergistic owning 14.2% of MicroCor.

Law Investments CR, S.A.

On December 8, 2008, the Company entered into a stock purchase option agreement with Law Investments CR, S.A., a Costa Rica corporation (“LI”). The agreement with LI is hereinafter referred to as (the “LI Agreement”). Pursuant to the terms of the LI Agreement, the Company granted to LI a one-year option to purchase up to 15,000,000 restricted shares of the Company’s common stock at a purchase price of $0.0075 per share (the “LI Options”). The LI Options under the LI Agreement were transferable by LI. The LI Agreement provided that the first $75,000 received from the purchase of Company’s common stock pursuant to the LI Agreement would be distributed to Company’s wholly-owned subsidiary, ValuMobile, as a contribution to capital. The LI Agreement further provided that LI and any of its affiliates would not collectively acquire more than 88% of the outstanding common stock of the Company until such time as the Company or ValuMobile had been funded with at least $1,500,000. The LI Option expired on December 31, 2009, with all options there under exercised.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below. Ronald Conquest, the Chairman of the Board and Chief Executive Officer of the Company, is the President and a Director of LI.

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

Agreement with MicroCor, Inc.

On January 30, 2009, the Company entered into an agreement with MicroCor, its subsidiary (the “MicroCor Agreement”).  The MicroCor Agreement  provided for the Company to create a Series B class of preferred stock, without dividend or voting rights (the “Series B Preferred”), which would receive 100% of any future benefit from the sale, spin-off, merger or liquidation of MicroCor or the commercialization of its hematocrit technology should such an event occur prior to the expiration of the MicroCor Agreement.  The shares of the Series B Preferred would be distributed as a dividend, subject to compliance with federal and state securities laws and regulations, to the Company’s common stockholders, as of January 30, 2009.  The creation of the Series B Preferred would prevent any holder of the Company’s common stock after January 30, 2009 from sharing in any future benefit of or to MicroCor through the expiration date of January 30, 2011.  The Series B Preferred Stock will no longer be issued to the common shareholders of record at January 30, 2009, as no commercial benefit from MicroCor’s hematocrit technology occurred prior to the expiration date of January 30, 2011.

Plan of Operation

In January 2008, the Company’s plan of operation was to continue to work cooperatively with MicroCor and Wescor in the development of the Company’s portable Hematocrit device.  In late 2008, Wescor ceased all research and development efforts on the Hematocrit technology.  During 2008, the Company funded administrative operations with the proceeds of minimum royalty payments from MicroCor and from loans from the Company’s officers and Directors. These minimum payments to the Company from MicroCor have ceased.  On June 24, 2010, the Company entered into an agreement with MicroCor, Chi Lin and Wescor, whereby the Company transferred 230,000 shares of MicroCor common stock owned by the Company to Wescor, reducing the Company’s holdings in MicroCor from 1,700,000 common shares to 1,470,000 common shares.  The Company’s percentage of ownership of MicroCor was reduced from approximately 57% to 49%. Since the Company’s ownership percentage is below 50%, MicroCor’s financial statements are no longer consolidated with the Company’s financial statements. Development of the Hematocrit device remains dormant but has not been abandoned.

New Company Focus: Wind Energy

With new management, we have refocused the Company on wind energy devices.  On April 17, 2009, we entered into a license agreement (the “License”) with Wind Sail Receptor, Inc. of Boulder City, Nevada (“WSR”), pursuant to which we were granted the exclusive license to assemble and market WSR’s wind sail receptor energy generation devices using blades of 15 feet or less in length in the United States, Canada, the United Kingdom and Ireland, with nonexclusive rights in the rest of the world except Latin America and the Caribbean. Under the License, we must acquire 100 blades from WSR during the first year after WSR is able to manufacture the blades.  WSR is currently in the final stages of selecting the electrical generator that it will connect to the WSR wind turbine blade.

During 2010, the Company issued 1,900,000 shares of the Company’s restricted common stock to WSR in consideration of amending its License.  The proposed amendment to the License Agreement currently in existence between the Company and Wind Sail Receptor has not yet been executed. The reasons are various but include, but are not limited to, finalizing details regarding the need for the Company to be involved in assembly of the wind turbines in various license territory outside the US, final pricing that the units will be sold by Wind Sail Receptor to the Company, final terms of the product Warranty to be provided by Wind Sail Receptor, and possible additional exclusive territory added to the license.  Under the terms of the existing License the Company intended to use its best efforts to obtain Federal, State, Local, or Private Grant Funds and to share these Grant Funds with Wind Sail Receptor up to a sum of one million dollars. To date the Company has not been successful in obtaining Grant Funds. The proposed amendment also could result in altering the various financial dealings between the two companies. No monetary disputes currently exist between the two companies.  WSR is hopeful that it will begin production of complete wind turbine systems early in the second quarter of 2011.

We anticipate our first three wind turbine products will have blade diameters of 3, 6 and 12 feet with towers of up to 100 feet high. We are currently negotiating terms for the formation of the working capital required to bring our first products to market at some point during the second quarter of 2011. The progress of the Company in marketing its new wind energy products is dependent on obtaining additional capital. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

As set forth in the American Wind Energy Association (“AWEA”) Small Wind Turbine Industry Roadmap (the “AWEA Roadmap”), a 20-year industry plan for small wind turbine technology, small wind turbine technology can be a meaningful contributor to our energy security, strategic technology, and long-term economic growth. Small wind turbines are a “distributed” generation source with a very attractive near-term potential for low-cost, rapid growth. Small wind turbines can mitigate our dependence on foreign energy supplies while providing distinct benefits to our domestic economy.

In 2001, annual sales of the U.S. small wind turbine industry amounted to about 13,400 turbines. The AWEA Roadmap estimates that turbine sales will increase, and by 2020, small wind turbines could contribute 3%, or 50,000 megawatts (“MW”), to America’s electric supply. Increasing the energy contribution from this home-grown industry could increase our energy security and our gross national product as well as our energy supply. In the process, this technology will also give the public more energy choices and make electricity markets more competitive.

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

The long-term industry vision is of a major new category of home energy appliance. According to the AWEA Roadmap, this is possible due to the sheer number of homes (15 million) and small businesses (1 million) that could effectively use small wind systems if the economics were favorable, making small wind power a potential multi-billion dollar industry in the United States.

Worldwide Investment

In spite of the global economic crisis, investment in new wind turbines exceeded by far all previous years. Pursuant to the World Wind Energy Report 2009, issued by the World Wind Energy Association (“WWEA”), worldwide capacity reached 159.213 MW, out of which 38.312 MW were added in 2009.  Wind power showed the highest growth rate since 2001.  The growth rate is the relation between the new installed wind power capacity and the installed capacity of the previous year. The annual growth rate continued to increase since the year 2004, reaching 31.7% in 2009, after 29.0% in 2008, 26.6% in 2007, 25.6% in 2006 and 23.8% in 2005. According to the report, wind turbines installed by the end of 2009 worldwide are generating 2% of global electricity consumption and installed wind capacity is more than doubling every third year.

As of June 2010, the United States maintained its number one position in terms of total installed capacity and China remained number two in total capacity, only slightly ahead of Germany.  In 2010, China continued its role as the biggest market for new turbines, adding 7.800 MW as of June 2010.

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

United States

Wind Power Additions in 2009 Shattered Old Records, with roughly 10 Gigawatts (GW) of New Capacity Added in the United States and $21 Billion Invested. The pace of utility-scale wind power capacity additions in 2009 was 20% higher than the previous U.S. record set in 2008, while cumulative wind power capacity grew by 40%. This was achieved despite the financial crisis that roiled the wind power industry in 2009, and the significant reductions in wholesale electricity prices that began in mid- to late-2008 and have continued to the present. A variety of market drivers allowed year-on-year installation growth to persist in 2009, including: carryover of projects initially planned for completion in 2008; elements of the American Recovery and Reinvestment Act of 2009 (Recovery Act), including the Section 1603 Treasury Grant Program; the expiration of bonus depreciation rules at the end of 2009; and state renewables portfolio standards.

Wind Power Contributed 39% of All New U.S. Electric Generating Capacity in 2009. This is down from 44% in 2008, but exceeds wind power’s contribution of 35% in 2007, 18% in 2006, 12% in 2005, and less than 4% from 2000 through 2004. For the fifth consecutive year, wind power was the second-largest new resource added to the U.S. electrical grid in terms of nameplate capacity, behind natural gas plants, but ahead of new coal power.

The United States Continued to Lead the World in Cumulative Wind Power Capacity, but Was Overtaken by China in Annual Additions. After four years of leading the world in annual wind power capacity additions, the United States dropped to second place in 2009, capturing roughly 26% of the worldwide market (behind China’s 36% market share). At the end of 2009, cumulative wind power capacity in the United States stood at more than 35,000 megawatts (MW), ahead of China’s 25,853 MW and Germany’s 25,813 MW. Several countries are beginning to achieve relatively high levels of wind energy penetration in their electricity grids: end-of-2009 wind power capacity is projected to supply the equivalent of roughly 20% of Denmark’s electricity demand, 14% of Spain’s and Portugal’s, 11% of Ireland’s, and 8% of Germany’s. In the United States, the cumulative wind power capacity installed at the end of 2009 would, in an average year, be able to supply roughly 2.5% of the nation’s electricity consumption.

Offshore Wind Power Project and Policy Developments Accelerated in 2009. To date, all wind power installations in the United States have been located on land, but there is also interest in offshore wind power development and 2,476 MW of offshore projects have advanced significantly in the permitting and development process. Of those projects, three have signed or proposed power purchase agreements with terms and details have been made public. Notably, after nine years in the permitting process, the Cape Wind project was granted approval by the Department of Interior in April 2010, and a variety of other recent project and policy announcements demonstrate accelerated activity in the offshore wind energy sector.

A Growing Percentage of the Equipment Used in U.S. Wind Power Projects Has Been Sourced Domestically in Recent Years. U.S. trade data show that the United States remained a large importer of wind power equipment in 2009, but that wind power capacity growth has outpaced the growth in imports in recent years. As a result, a growing amount of the equipment used in wind power projects is being sourced domestically as domestic and foreign companies seek to minimize transportation costs and currency risks by establishing local manufacturing capabilities. Imports of wind turbines and select components in 2009 are estimated at $4.2 billion, down from $5.4 billion in 2008. When presented as a fraction of total equipment-related wind turbine costs, the overall import fraction is estimated to have declined from roughly 50% in 2008 to 40% in 2009 as domestic manufacturing investments outpaced import growth.

Treasury Cash Grant Expands Financing Options, Buoys the Wind Sector. To reduce the market’s dependence on scarce and costly third-party tax equity, Section 1603 of the Recovery Act enables wind power projects to temporarily choose a 30% cash grant administered by the U.S. Treasury in lieu of either the production tax credit (PTC) or a 30% investment tax credit (ITC). Owners of more than 6,400 MW of the wind power capacity installed in 2009 elected the grant in lieu of the PTC, and as much as 2,400 MW of this capacity may not have been built in 2009 had the cash grant not been available. Only about seven of the more-than-sixty 2009 projects that elected the grant were financed using third-party tax equity; many of the rest substituted project-level term debt – which became increasingly available as 2009 progressed – in place of third-party tax equity.

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

Assembly and Marketing

During 2011, we will be developing a well-organized approach to the manufacturing/assembly process to assure high-quality, rapid-development cycles and overall competiveness.  We are seeking an amendment to our existing WSR license to assemble the wind turbine units, and our first facility will be located in either Arizona or Nevada.  WSR will be responsible for the manufacture of the critical blade component at its plant near Boulder City, Nevada.  At this time suppliers have been located for all of the non-blade components for our products.  The generator part of the wind turbine system will be manufactured in China.

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

We are currently in the process of finalizing our first two products that should be available during the second quarter of 2011.  Subject to availability of adequate capital, product roll out could follow quickly in the western United States. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” below.

Competition

We compete with a number of established manufacturers, importers, and distributors who sell wind turbine systems and related equipment. These companies enjoy brand recognition which exceeds that of our brand name. We compete with several manufacturers, importers, and distributors who have significantly greater financial, distribution, advertising, and marketing resources than we do, including Southwest Wind Power, located in Flagstaff, Arizona, and Bergey Wind Power Co., located in Norman, Oklahoma.

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

We believe our products will be superior to the competition for the following reasons:

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

Employees

The Company had two employees as of December 31, 2010, its Chief Executive Officer, Mr. Conquest, and its President, Mr. Martin.  During 2010, the Company also used a part-time accounting consultant.

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

Market Information

The Company’s common stock is traded in the over-the-counter market and is quoted on the “FINRA OTC Bulletin Board” under the symbol “WGEI.”  The table below sets forth, for the calendar quarters indicated, the high and low closing bid prices for the Company’s common stock as reported by the FINRA OTC Bulletin Board. These quotations represent prices between dealers without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

	Bid Price
Quarter Ended	High	Low

March 31, 2009	$.08	$.01
June 30, 2009	.15	.05
September 30, 2009	.15	.07
December 31, 2009	.14	.09

March 31, 2010	$.205	$.06
June 30, 2010	.12	.08
September 30, 2010	.195	.06
December 31, 2010	.14	.08

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

Stockholders

On March 14, 2011, there were approximately 568 record holders of the Company’s common stock. Such record holders do not include individual participants in nominee name listings.

Dividends

The Company has not paid cash dividends on its common stock since organization.  For the foreseeable future, the Company expects that earnings, if any, will be retained for use in the business or be used to retire obligations of the Company.

Series A Preferred Stock

During the third quarter of 2010, we redeemed 15,762 shares of Series A Preferred and $52,488 in accrued dividends from three Series A Preferred shareholders in exchange for $15,000 in cash and 246,834 shares of restricted common stock.  As of December 31, 2010, one stockholder owns an aggregate of 5,254 shares of the Company’s Series A Preferred Stock, which is 8% convertible preferred.  There is no public market for the Series A Preferred Stock.   Aggregate accumulated annual dividends payable on the preferred stock as of December 31, 2010 were $17,969.

Securities Authorized for Issuance - Series B Preferred Stock

On January 30, 2009, the Company entered into an agreement with MicroCor, its subsidiary (the “MicroCor Agreement”).  The MicroCor Agreement  provided for the Company to create a Series B class of preferred stock, without dividend or voting rights (the “Series B Preferred”), which would receive 100% of any future benefit from the sale, spin-off, merger or liquidation of MicroCor or the commercialization of its hematocrit technology should such an event occur prior to the expiration of the MicroCor Agreement.  The shares of the Series B Preferred would be distributed as a dividend, subject to compliance with federal and state securities laws and regulations, to the Company’s common stockholders, as of January 30, 2009.  The creation of the Series B Preferred would prevent any holder of the Company’s common stock after January 30, 2009 from sharing in any future benefit of or to MicroCor through the expiration date of January 30, 2011.  The Series B Preferred Stock will no longer be issued to the common shareholders of record at January 30, 2009, as no commercial benefit from MicroCor’s hematocrit technology occurred prior to the expiration date of January 30, 2011. See “Item 1. Business - MicroCor Agreement” above.

Change in Stock Transfer Agent

Effective December 17, 2010, the Company appointed Action Stock Transfer Corporation (“ASTC”), 7069 S. Highland Drive, Suite 300, Salt Lake City, UT 84121, as its stock transfer agent.  ASTC’s phone number is (801) 274-1088.

2010 Employee and Consultant Compensation Plan

Form S-8 Registration Statement.  On August 17, 2010, the Company filed a Form S-8 Registration Statement (the “S-8”) registering up to 3,000,000 shares of its $.001 par value common stock (the “Stock”) to be issued pursuant to the Company’s 2010 Employee and Consultant Compensation Plan (the “Plan”). The Plan is described in the letter from the Company to its employees and consultants. The Plan is not subject to the provisions of ERISA and the Plan has no administrators.

Issuance of Shares.  At the direction of the Company’s Board of Directors, the employees and consultants of the Company are eligible to participate in Plan. The employees and all consultants may participate in the Plan by electing to receive Registrant’s common stock for accrued and unpaid compensation at any time after August 1, 2010 on the basis of one share at a negotiated price not less than one hundred percent (100%) of the average trading price in the week prior to the shares being issued.  The Stock will not be purchased in the open market.

Resale Restrictions.  Shares issued pursuant to the Plan to the Company’s employees and consultants who are not affiliates of the Company are not restricted in resale or reoffer. Management employees who receive shares under the Plan will only be able to resell or reoffer their shares by means of a Reoffer Prospectus filed in a post-effective amendment to this Registration Statement and will be bound by the volume limitation of Rule 144.

Sale of Unregistered Equity Securities

During the fourth quarter of 2010, we sold 1,066,666 shares of restricted common stock for $80,000 two (2) non-accredited investors, as that term is defined by SEC Rule 501, pursuant to a Rule 506 private placement we are currently conducting.  These sales to non-accredited investors were made without public solicitation.  There were no underwriting discounts or commissions paid on these sales of securities.  The proceeds of this offering will be used by the Company for working capital expenses.

During fiscal 2010, the Company issued 1,900,000 Shares of the Company’s restricted common stock to Wind Sail Receptor in consideration of an amendment to the Company’s 2009 License Agreement with Wind Sail Receptor.

During 2010, the Company completed the conversion of three of the four existing 8% Series A cumulative preferred shareholders by issuing 246,834 of the Company’s restricted common shares at a price of $0.50 per share plus a $5,000 cash payment to each preferred shareholder. The conversion of these preferred shares reduced the dividends payable from $64,309 at December 31, 2009 to $17,969 at December 31, 2010.

On October 21, 2010, the Company borrowed $50,000 from a third party.  The note is due on July 21, 2011 and carries an interest rate of 8% per annum.  At December 31, 2010, the balance due on this note was $50,723.  The note is convertible after six months at a conversion price of 55% of the market price of the common stock.  At December 31, 2010, the note was convertible into approximately 1,136,364 shares of common stock.

Subsequent Events

The Company adopted ASC 855, and has evaluated all events occurring after December 31, 2010, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through March 31, 2011, which is the date on which the financial statements were issued.  The Company has concluded that there are no significant or material transactions to be reported for the period from January 1, 2011 to March 31, 2011, other than what was reported in Note 4 to the financial statements.

During the first quarter of 2011, the Company issued 333,333 shares of restricted common stock for $25,000 to three (3) accredited investors and one (1) non-accredited investor as those terms are defined by SEC Rule 501, pursuant to a Rule 506 private placement we are currently conducting.  These sales were made without public solicitation.  There were no underwriting discounts or commissions paid on these sales of securities.  The proceeds of this offering will be used by the Company for working capital expenses.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

During 2009 and 2010, the Company, under new management, developed a business plan for entering the wind generated energy industry.  See “Item 1. Business – Plan of Operation,” “Item 1. Business – Change in Control,” and “Item 1. Business – Changes in Officers and Directors,” above.

Results of Operations

The Company had an accumulated deficit of $9,360,818 as of December 31, 2010.  No revenues from operations were received in 2010 and 2009.  The Company had a net loss from operations of $348,363 for the year ended December 31, 2010, compared to a net loss from operations of $175,462 for the year ended December 31, 2009.

Liquidity and Capital Resources

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

During the year ended December 31, 2010, we sold a total of 4,222,969 shares of restricted common stock for total gross proceeds of $316,423.

During the quarter ended September 30, 2010, we reduced our total liabilities by $134,292 through the conversion of debt and Series A Preferred in exchange for our common stock. The sum of $10,875 accrued for legal services was exchanged for 120,800 shares of the Company’s restricted common stock. Three Series A preferred shareholders converted 15,762 shares of the Series A Preferred, with a par value of $70,929, plus $52,488 of accrued dividends in exchange for 246,834 shares of the Company’s restricted common stock and $15,000 in cash.  We will continue to attempt to reduce our liabilities in the future.

On October 21, 2010, the Company borrowed $50,000 from a third party.  The note is due on July 21, 2011 and carries an interest rate of 8% per annum.  At December 31, 2010, the balance due on this note was $50,723.  The note is convertible after six months at a conversion price of 55% of the market price of the common stock.  At December 31, 2010, the note was convertible into approximately 1,136,364 shares of common stock.

In 2009 and 2010, we suffered from a liquidity shortage which negatively impacted our ability to implement our new business plan for entry in the wind energy industry.  As a result, the Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s consolidated financial statements for the year ended December 31, 2010.  See Note 1 to the financial statements.Such liquidity shortage is continuing through the first quarter of 2011. The Company is currently negotiating terms for a new convertible preferred to be issued by the Company in order to form new capital of up to $5,000,000 in order to implement its business plan in 2011.

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

We have audited the accompanying consolidated balance sheets of WindGen Energy, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years then ended (all expressed in U.S. dollars).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the years ended December 31, 2010 and 2009 have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
March 31, 2011

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah 84117-5050
Telephone 801/272-8045, Facsimile 801/277-9942

WINDGEN ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2010	2009

ASSETS
Current Assets
Cash & Cash Equivalents	33,278	14,118
Other Receivable	20,355	–
Prepaid Expenses & Other	50,601	200
Total Current Assets	104,234	14,318

Fixed Assets
Equipment & Furniture, at Cost,
Less Accumulated Depreciation of $6,555
and $6,555 respectively	–	–
Total Fixed Assets	–	–

Other Assets
Licensing Rights - Wind Sail Receptor, Inc.	190,000	–

Net Assets of Discontinued Operations	–	205

TOTAL ASSETS	294,234	14,523

LIABILITIES & STOCKHOLDER’S EQUITY
Current Liabilities
Related Party Consulting Fees Payable	125,500	60,000
Accounts Payable	3,987	34,720
Related Party Note Payable	–	46,282
Related Party Payables	–	34,510
Convertible Note Payable, net of debt discount of $27,273	23,451	–
Note Payable	–	22,799
Preferred Stock Dividends Payable	17,969	64,309
Total Current Liabilities	170,907	262,620

Net Liabilities of Discontinued Operations	–	570,019

TOTAL LIABILITIES	170,907	832,639
(Continued)
The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2010	2009

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, 10,000,000 shares authorized; Series A Cumulative convertible preferred stock, 8% cumulative, $4.50 par value,
1,000,000 shares designated, 21,016 shares outstanding at
December 31, 2009 (aggregate liquidation preference of $158,882),
5,254 shares outstanding at December 31, 2010,
(aggregate liquidation preference of $41,613)	23,644	94,573
Common Stock, $.001 par value: 100,000,000 shares authorized,
41,238,429 and 33,629,493 shares outstanding respectively	41,238	33,629
Additionall Paid-In Capital	9,429,263	8,668,749
Stock Subscription Receivable	(10,000)	(17,500)
Accumulated Deficit	(9,360,818)	(9,334,935)
TOTAL WINDGEN STOCKHOLDERS’ EQUITY (DEFICIT)	123,327	(555,484)
Noncontrolling Interest of Discontinued Operations	–	(262,632)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	123,327	(818,116)

TOTAL LIABILITIES & EQUITY	294,234	14,523

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended December 31,
	2010	2009

REVENUES	$–	$–

OPERATING EXPENSES
General & Administrative	158,831	38,394
Legal & Professional Fees	59,532	59,526
Related Party Consulting Fees	120,000	72,806
Related Party General & Administrative	10,000	4,736
Total Operating Expense	348,363	175,462

INCOME (LOSS) FROM OPERATIONS	(348,363)	(175,462)

OTHER INCOME (EXPENSE)
Interest Income (Expense)	(14,861)	(2,987)
Total Other Income (Expense), Net	(14,861)	(2,987)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(363,224)	(178,449)

DISCONTINUED OPERATIONS (Note 8)
Income (Loss) from operations of MicroCor, Inc.
(including gain on disposal of $355,000)	343,488	(105,955)

NET INCOME (LOSS)	(19,736)	(284,404)

PREFERRED STOCK DIVIDENDS	(6,147)	(7,566)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(25,883)	$(291,970)

NET INCOME (LOSS) PER COMMON SHARE (BASIC & DILUTED)
Continuing Operations	$(0.01)	$(0.01)
Discontinued Operations	0.01	(0.00)
Net Loss	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	37,518,066	22,856,265
DILUTED	38,662,311	22,887,789

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, January 1, 2009	21,016	$94,573	18,629,493	$18,629	$8,571,249	$(9,042,965)

Stock issued for cash	–	–	12,666,667	12,667	82,333	–
Stock issued for subscription	–	–	2,333,333	2,333	15,167	–
Preferred stock dividends	–	–	–	–	–	(7,566)
Net loss	–	–	–	–	–	(284,404)

Balance, December 31, 2009	21,016	94,573	33,629,493	33,629	8,668,749	(9,334,935)

Stock issued for cash	–	–	4,222,969	4,223	312,200	–
Stock issued for notes payable	–	–	120,800	121	10,754	–
Stock issued for related party payable	–	–	133,333	133	9,867	–
Stock issued for expenses	–	–	985,000	985	90,515	–
Stock issued for licensing rights	–	–	1,900,000	1,900	188,100	–
Stock issued for conversion of preferred stock	(15,762)	(70,929)	246,834	247	108,169	–
Contributed capital from debt discount	–	–	–	–	40,909	–
Preferred stock dividends	–	–	–	–	–	(6,147)
Net loss	–	–	–	–	–	(19,736)

Balance, December 31, 2010	5,254	$23,644	41,238,429	$41,238	$9,429,263	$(9,360,818)

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss/Income	$(19,736)	$(284,404)
Adjustments to reconcile Net loss
to net cash used in operating activities:
Gain on deconsolidation of MicroCor	(355,000)	–
Common stock issued for services	44,250
Interest expense from debt discount	13,636	–
Write-down of other receivable	21,119	–
Related party consulting fee payable	65,500	60,000
Prepaid expense	(3,151)	900
Accounts payable	(30,701)	28,055
Related party payable	(24,510)	34,510
Accrued Interest payable	1,225	2,986
Royalty payable to Related party	–	40,000
Other receivable	(433)	–
Net cash provided by (used in) Continuing Activities	(287,801)	(117,953)
Net cash provided by (used in) Discontinued Activities	7,120	53,720
Net cash provided by (used in) Operating Activities	(280,681)	(64,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by Investing Activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	316,423	95,000
Proceeds from notes payable	50,000	–
Proceeds from stock subscription receivable	7,500	–
Payments for conversion of preferred stock	(15,000)	–
Payments on notes	(11,939)	(18,238)
Payments on notes related party loan	(47,143)
Net cash provided by Financing Activities	299,841	76,762

NET INCREASE (DECREASE) IN CASH	19,160	12,529
CASH AT BEGINNING OF PERIOD	14,118	1,794
CASH AT END OF PERIOD	33,278	14,323
CASH FROM DISCONTINUED OPERATIONS AT END OF YEAR	–	(205)
CASH FROM CONTINUING OPERATIONS AT END OF YEAR	33,278	14,118

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$5,418	$–
Cash paid during the year for income taxes	$150	$200
(Continued)
The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2010	2009

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING &
FINANCING ACTIVITIES:
Stock Subscription Receivable for exercise of stock options	$10,000	$17,500
Related Party Payables Converted to Common Stock	$10,000	$–
Notes Payable Converted to Common Stock	$10,875	$–
Conversion of Preferred Stock and Accrued Dividends to
Common Stock	$108,416	$–
Common Stock Issued for Licensing Rights	$190,000	$–

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2010 AND 2009

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

From 1989 through 2008, InMedica Development Corporation (“InMedica”) and its then majority-owned subsidiary, MicroCor, Inc. (“MicroCor”) were engaged in research and development of a device to measure hematocrit non-invasively (the “Non-Invasive Hematocrit Technology” and/or the “Technology”).  Hematocrit is the percentage of red blood cells in a given volume of blood.  At the present time, the test for hematocrit is performed invasively by drawing blood from the patient and testing the blood sample in the laboratory.    The Hematocrit Technology is owned by MicroCor, Inc., which previously was is a 57% owned subsidiary of the Company, but during 2010 WindGen reduced its holding in MicroCor to 49%.   Other owners of the subsidiary are Wescor, Inc. (37%) and Synergistic Equities Ltd. (14%).   Previously the research and development by MicroCor, its various engineers, affiliates and contractors, including Wescor, did not complete a prototype suitable for commercialization.  Commercialization of the Non-Invasive Hematocrit Technology is dependent upon favorable testing, Food and Drug Administration (“FDA”) approval, financing of further research and development and, if warranted, financing of manufacturing and marketing activities.   On June 24, 2010 WindGen terminated the former Development Agreement with Wescor and entered into a new agreement whereby WindGen transferred 230,000 shares of MicroCor commons stock owned by WindGen reducing WindGen’s holdings in MicroCor from 1,700,000 shares to 1,470,000 common shares, reducing its ownership percentage from 57% to 49%. Since WindGen’s ownership percentage is now less than 50%, MicroCor’s financial statements are no longer consolidated with WindGen’s financial statements. Synergistic Equities, Ltd. has acquired all of the shares of MicroCor previously owned by Chi Lin Technology, Ltd.

On April 17, 2009, the Company entered into a license agreement (the “License”) with Wind Sail Receptor, Inc. of Boulder City, Nevada (“WSR”), pursuant to which the Company was granted the exclusive license to sell WSR’s wind sail receptor wind generation systems using blades of 15 feet in length or less in the United States, Canada, and the United Kingdom.  Under the License, the Company must acquire 100 blades from WSR during the year after WSR is able to manufacture the receptors.  WSR is hopeful of commencing manufacture of the blades in 2011.  The Company is currently negotiating with WSR to add additional exclusive territory to the License and, in addition, amending the License to allow the Company to manufacture and/or assemble the WSR wind generation systems.

On December 4, 2009, the Company changed its name from InMedica Development Corp to WindGen Energy, Inc.

Basis of Presentation

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company generated negative cash flows from operations of $280,681 and $64,233 in 2010 and 2009, respectively, and net losses from operations of $348,363 and $175,462 in 2010 and 2009, respectively.   As of December 31, 2010 the Company had an accumulated deficit of $9,360,818  and a working capital deficit of $66,673. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.  Management’s operating plan includes pursuing additional fund raising as well as research and development.

Principles of Consolidation

The consolidated financial statements include the accounts of WindGen Energy, Inc. (“WindGen”) and its majority owned subsidiary, MicroCor, Inc. (“MicroCor”) through June 24, 2010.  As of June 24, 2010, MicroCor’s financial statements are no longer being consolidated with WindGen’s financial statements. (See Note 8.)

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

Equipment and Furniture consist of the following:	December 31,
	2010	2009

Equipment	$6,555	$244,033
Furniture	–	11,188
	6,555	255,221
Less accumulated depreciation	(6,555)	(255,221)
Total	$–	$–

Depreciation expense for the years ended December 31, 2010 and 2009 was $0 and $0, respectively.

Research and Development

Research and development costs are expensed as incurred.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At December 31, 2010 and 2009, respectively, there were 1,144,245 and 31,524 potentially dilutive common stock equivalents.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including receivables, accounts payable, accrued liabilities, and notes payable at December 31, 2010 and 2009 approximates their fair values due to the short-term nature of these financial instruments.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are recorded under the provisions of the Financial Accounting Standards Board (FASB) ASC 350  (formerly Statement ASC No. 142 (SFAS 142), Goodwill and Other Intangible Assets). ASC 350 requires that an intangible asset that is acquired either individually or with a group of other assets (but not those acquired in a business combination) shall be initially recognized and measured based on its fair value.  Goodwill acquired in business combinations is initially computed as the amount paid by the acquiring company in excess of the fair value of the net assets acquired.

Costs of internally developing, maintaining and restoring intangible assets (including goodwill) that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as a whole, are recognized as an expense when incurred.

An intangible asset (excluding goodwill) with a definite useful life is amortized; an intangible asset with an indefinite useful life is not amortized until its useful life is determined to be no longer indefinite.  The remaining useful lives of intangible assets not being amortized are evaluated at least annually to determine whether events and circumstances continue to support an indefinite useful life.  If and when an intangible asset is determined to no longer have an indefinite useful life, the asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangibles that are subject to amortization.

An intangible asset (including goodwill) that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The impairment test consists of a comparison of the fair value of the intangible assets with its carrying amount.  If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.  In accordance with ASC 350, goodwill is not amortized.

It is the Company’s policy to test for impairment no less than annually, or when conditions occur that may indicate an impairment. The Company’s intangible assets, which consist of licensing rights valued at $190,000 recorded in connection with the acquisition of the license related to the agreement with Wind Sail Receptor, Inc., were acquired in 2009 and will be tested for impairment in 2011.  The licensing rights were determined to have an indefinite life as of December 31, 2010.

Recent Accounting Standards

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB issued Accounting Standards Update 2010-22 (ASU 2010-22), Accounting for Various Topics -- Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  The Company does not expect the provisions of ASU 2010-22 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB issued Accounting Standards Update 2010-21 (ASU 2010-21), Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on its financial position, results of operations or cash flows.

In July 2010, the FASB issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on its financial position, results of operations or cash flows.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition – Milestone Method (Topic 605).  ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The Company’s adoption of the provisions of ASU 2010-17 did not have a material impact on its revenue recognition.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company’s adoption of the provisions of ASU 2010-11 did not have a material effect on its financial position, results of operations or cash flows.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds. The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on its financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 Subsequent Events (ASC Topic 855) - Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09).  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-09). ASU 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

NOTE 2 - NOTES PAYABLE

On December 31, 2008, the Company converted $21,509 of accounts payable due to its attorney into a promissory note.  The note is due on demand and carries an interest rate of 6% per annum.  This note is secured by the proceeds of option exercises by SNG Consulting LLC pursuant to its option to acquire 5,000,000 shares of the common stock of the Company, but only by such proceeds as correspond to exercises after the initial minimum share purchase option exercise by Law Investments.  In the event of such option exercise, such revenues shall be applied first to the retirement of these notes. (See Note 5.)  At December 31, 2009, the balance due on this note was $22,799.   During 2010, the Company paid-off the balance of this note by issuing 120,800 shares of the Company’s restricted common stock at $0.075 per share pursuant to the Company’s existing private placement offering. and paying cash for the remainder of the balance.

On October 21, 2010, the Company borrowed $50,000 from a third party.  The note is due on July 21, 2011 and carries an interest rate of 8% per annum.  At December 31, 2010, the balance due on this note was $50,723.  The note is convertible after six months at a conversion price of 55% of the market price of the common stock.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the commitment date of October 21, 2010.  At that date, the market price of the stock was $.105, the conversion price would have been $.05775, and the note would have been convertible into 865,801 shares of common stock.    The intrinsic value was calculated to be $40,909, which was recorded to debt discount and to additional paid-in capital.  The debt discount is being amortized over six months.  At December 31, 2010, the remaining debt discount was $27,273. At December 31, 2010, the note was convertible into approximately 1,136,364 shares of common stock.

NOTE 3 - INCOME TAXES

Deferred income tax assets consisted of the following:

	December 31,	December 31,
	2010	2009

Net operating loss carry forwards	$409,339	$871,511
Future deductions temporary differences related
to compensation, reserves, and accruals	–	4,647
Less valuation allowance	(409,339)	(876,158)
Deferred income tax assets	$–	$–

The valuation allowance decreased $466,819 in 2010.  At December 31, 2010, the Company had consolidated net operating loss carry-forwards for federal income tax purposes of approximately $1,270,000.  These net operating loss carry-forwards expire at various dates beginning in 2011 through 2029.  Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

NOTE 4 - COMMON STOCK TRANSACTIONS

On December 4, 2009, the Company changed its total authorized common shares from 40,000,000 to 100,000,000 shares.

During 2009, the Company issued 15,000,000 shares of common stock for cash of $95,000 and a stock subscription receivable of $17,500.  The stock issuances were the result of the exercise of a stock purchase option agreement with Law Investments CR, S.A., a Costa Rica corporation.  During 2010, $7,500 was paid toward the subscription receivable, leaving a balance of $10,000 at December 31, 2010.

During 2010, the Company issued 4,222,969 shares of common stock for cash of $316,423 pursuant to the Company’s Private Placement Memorandum.

During 2010 the Company completed the conversion of three of the four existing 8% Series A cumulative preferred shareholders by issuing 246,834 of the Company’s restricted common shares at a price of $0.50 per share plus a $5,000 cash payment to each preferred shareholder. The conversion of these preferred shares reduced the dividends payable from $64,309 at December 31, 2009 to $17,969 at December 31, 2010.

During 2010, the Company issued 254,133 Shares of the Company’s restricted common stock for the conversion of debt in the amount of $20,875.

During 2010 the Company issued 1,900,000 Shares of the Company’s restricted common stock to Wind Sail Receptor in consideration of an amendment to the Company’s 2009 License Agreement with Wind Sail Receptor.  The shares were value at $.10 per share.

During 2010 the Company registered 3,000,000 shares of its common stock pursuant to regulation S-8. As of December 31, 2010, 700,000 of these shares have been issued for consulting services valued at $63,000.  The consulting services were originally recorded as a prepaid expense.  As of December 31, 2010, the prepaid expense related to this stock issuance was $47,250.

During 2010, the Company issued 285,000 shares of the Company’s restricted common stock for services valued at $28,500.

During the first quarter of 2011, the Company issued 333,333 shares of restricted common stock for cash of $25,000, as part of the Company’s Private Placement Memorandum.

NOTE 5 - STOCK OPTIONS

All of the outstanding stock options at December 31, 2008 were either exercised or cancelled during 2009. There are no outstanding stock options at December 31, 2010.

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

During 2010, the Company completed the conversion of three of the four existing 8% Series A cumulative preferred shareholders by issuing 246,834 of the Company’s restricted common shares at a price of $0.50 per share plus a $5,000 cash payment to each preferred shareholder. The conversion of these preferred shares reduced the dividends payable from $64,309 at December 31, 2009 to $17,969 at December 31, 2010.

On January 30, 2009, the Company entered into an agreement with MicroCor, its subsidiary (the “MicroCor Agreement”).  The MicroCor Agreement  provides for the Company to create a Series B class of preferred stock, without dividend or voting rights (the “Series B Preferred”), which will receive 100% of any future benefit from the sale, spin-off, merger or liquidation of MicroCor or the commercialization of its hematocrit technology.  The shares of the Series B Preferred will be distributed as a dividend, subject to compliance with federal and state securities laws and regulations, to the Company’s common stockholders, as of January 30, 2009.  The creation of the Series B Preferred will prevent any holder of the Company’s common stock after January 30, 2009 from sharing in any future benefit of or to MicroCor through the expiration date of January 30, 2011.  The Series B Preferred Stock will not be issued to the common shareholders of record at January 30, 2009 inasmuch as no benefit occurred prior to the expiration date of January 30, 2011.

NOTE 7 – EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	For the Years Ended
	December 31,
	2010	2009

Net Income (Loss)	$(19,736)	$(284,404)
Less: preferred dividends	(6,147)	(7,566)

Income (Loss) available to common stockholders used in basic EPS	$(25,883)	$(291,970)

Convertible preferred stock	6,147	7,566
Convertible notes payable	–	–
Income (Loss) available to common stockholders after assumed
Conversion of dilutive securities	$(19,736)	$(284,404)

Weighted average number of common shares used in basic EPS	37,518,066	22,856,265
Effect of dilutive securities:
Convertible preferred stock	7,881	31,524
Convertible notes payable	1,136,364	–
Options	–	–
Weighted average number of common shares and dilutive potential
common stock used in diluted EPS	38,662,311	22,887,789

NOTE 8 – DISCONTINUED OPERATIONS

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

The assets and liabilities of MicroCor, Inc. included in the consolidated financial statements of WindGen, Inc. consisted of the following at December 31, 2010 and December 31, 2009:

	December 31,	December 31,
	2010	2009

Cash	$–	$205
Net assets of discontinued operations	$–	$205

Accounts payable	$–	$5,381
Accrued interest	–	45,112
Related party royalty payable	–	153,333
Related party notes payable	–	133,560
Current portion of long-term debt	–	232,633
Net liabilities of discontinued operations	$–	$570,019
Non-controlling interest of discontinued operations	$–	$(262,632)

Net assets and liabilities to be disposed of have been separately classified in the accompanying consolidated balance sheet at December 31, 2010 and December 31, 2009.  The December 31, 2009 balance sheet has been restated to conform to the current year’s presentation.

Operating results of this discontinued operation for the years ended December 31, 2010 and 2009 are shown separately in the accompanying consolidated statement of operations.  The operating statement for the year ended December 31, 2009 has been restated to conform to the current year’s presentation and are also shown separately.  The operating results of this discontinued operation for the year ended December 31, 2010 and 2009 consist of:

	For the Year Ended
	December 31,
	2010	2009

Sales	$–	$–
General and administrative	–	(45,304)
Legal and professional	–	(12,312)
Interest Expense	–	(19,760)
Gain on deconsolidation of MicroCor	355,000	–
Net Income (Loss) attributable to non-contolling interest	(11,512)	(28,579)
Net Income (Loss) from discontinued operations	$343,488	$(105,955)

NOTE 9 - RELATED PARTY TRANSACTIONS

During 2009, the Company accrued consulting expenses of $60,000 from officers of the Company.  During 2010, the Company accrued additional consulting expenses from officers of $65,500.

During 2009, an entity associated with Company, paid various expenses on behalf of the Company.  At December 31, 2009, the Company owes $24,514 to the related entity.  During 2010, the Company paid-off the balance due to the related party by issuing 133,333 shares of the Company’s restricted common stock at $0.075 per share pursuant to the Company’s existing private placement offering. and paying cash for the remainder of the balance.

NOTE 10 - JOINT DEVELOPMENT AGREEMENT

Effective September 7, 2004, InMedica and MicroCor entered into the Joint Development Agreement pursuant to which Wescor, a Utah medical technology company (“Wescor”) assumed responsibility for the day to day operation of MicroCor and the conduct of research and development of the Hematocrit Technology.  During 2008 Wescor advised the Company and Chi Lin that its parent corporation was interested in shifting Wescor’s resources previously dedicated to the research and development of the Hematocrit Technology to other projects.  As a result, Wescor ceased all research and development efforts on the Hematocrit Technology.  On June 24, 2010 WindGen terminated the former Development Agreement with Wescor and entered into a new agreement whereby WindGen transferred 230,000 shares of MicroCor commons stock owned by WindGen reducing WindGen’s holdings in MicroCor from 1,700,000 shares to 1,470,000 common shares, reducing its ownership percentage from 57% to 49%. Since WindGen’s ownership percentage is now less than 50%, MicroCor’s financial statements are no longer consolidated with WindGen’s financial statements. This transaction had the impact on WindGen’s financial statements of reducing the Company’s liabilities from December 31, 2009 in the amount of $570,019. Synergistic Equities, Ltd. has acquired all of the shares of MicroCor previously owned by Chi Lin Technology, Ltd.

NOTE 11 - ROYALTY RIGHTS

At December 31, 2010 the Company had no outstanding Royalty Rights payable to any person or entity.

NOTE 12 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of ASC 740 did not have a material impact on the Company’s condensed consolidated financial position and results of operations. At December 31, 2010, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest Expense, Net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2010.  In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2007. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2010:

United States (a)	2007 – Present
__________
(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 13 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after December 31, 2010, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through March 31, 2011, which is the date on which the financial statements were issued.  The Company has concluded that there are no significant or material transactions to be reported for the period from January 1, 2011 to March 31, 2011, other than what was reported in Note 4.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company’s two most recent fiscal years and any subsequent interim period, there were no disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of the former accountants would have caused them to make reference to the subject matter of the disagreement(s) in connection with their reports.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. The evaluation included certain control areas in which are material to Company and its size as an Exploration Stage Company.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective as of the Evaluation Date, and we have discovered no material weakness

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2010, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), that has been modified to more appropriately reflect the current limited operational scope of the Company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal controls. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness. Based on its assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to recent statute.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2010, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of InMedica

The following table furnishes information concerning the officers and Directors of the Company for the indicated period, and their business backgrounds for at least the last five years:

Name	Age	Position

Ronald Conquest	66	Chairman of the Board, Chief Executive Officer and Director since January 30, 2009; Secretary/Treasurer and Chief Financial Officer from March 18, 2010 until April 21, 2010

David P. Martin	67	President and Director since April 29, 2009

Christopher R. Miller	41	Secretary/Treasurer, Chief Financial Officer and Director from January 30, 2009 until March 18, 2010

Wendy Carriere	40	Secretary/Treasurer, Chief Financial Officer and Director since April 21, 2010

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

Wendy Carriere -  Secretary/Treasurer, Chief Financial Officer and Director since April 21, 2010.  Ms. Carriere earned  a Bachelors of Science Business Administration from the University of Nevada-Las Vegas in 1993.  From January 2010 to present, Ms. Carriere was the owner and Chief Executive Officer of Fair Debt Servicing located Southern California, specializing in servicing loans for large institutional investors. From June 2007 to December 2009, Ms. Carriere was President of  Nationwide Auction Finance in Southern California, a subsidiary company of publicly traded Entrade. Nationwide originated loans to individuals and provided loan servicing and collections to its own portfolio.  From November 2005 to present, she has served as Chief Financial Officer and Controller of Data Control Corporation in Sacramento, a parent company with subsidiaries specializing in web-based data warehousing, print media publishing and large scale software development.  From March 2004 to May 2005, Ms. Carriere was Chief Financial Officer for Newgen Results Corp., a wholly-owned subsidiary of TeleTech located in San Diego with annual revenues of $100M, providing auto dealerships with a complete suite of customer relationship management solutions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission  (“SEC”) initial reports of ownership (Form 3) and reports of changes in ownership (Forms 4 and 5) of equity securities of the Company. Officers, Directors and shareholders holding greater than 10% are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of any such reports furnished to the Company, during the fiscal year ended December 31, 2010, and thereafter, all Section 16(a) filing requirements applicable to officers, Directors and shareholders holding greater than 10% have been filed, except: (i) David P. Martin, President of the Company, did not file his Form 4s relating to the disposition of shares of common stock in March 2010, and the acquisition of shares of common stock in August 2010 and February 2011, (ii) Law Investments CR, S.A., as a holder of more than 10% of the Company’s equity securities, did not file Form 4s relating to the disposition of shares of common stock during 2010, and (iii) Mr. Conquest, in his capacity as President and a Director of LI and the beneficial owner of such shares, did not file his Form 4s relating to the disposition of shares by LI during 2010.  Form 4s for Mr. Martin, Law Investments CR, S.A. and Mr. Conquest are in process and will be filed as soon as possible.

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

ITEM 11.	EXECUTIVE COMPENSATION

The table below discloses the compensation of the executive officers of the Company during the three fiscal years ended December 31, 2010:

Executive Compensation Table

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	All Other Compensation ($)	Total ($)

Ronald Conquest	2010	$60,000	(1)	$–	$–	$60,000
Chief Executive Officer	2009	$30,000	(1)	$–	$–	$30,000
since January 30, 2009	2008	$–		$–	$–	$–
Chief Financial Officer from March 18, 2010
until April 21, 2010

David P. Martin	2010	$60,000	(2)	$–	$–	$60,000
President	2009	$30,000	(2)	$–	$–	$30,000
since April 21, 2009	2008	$–		$–	$–	$–

Christopher R. Miller	2010	$–		$–	$–	$–
Chief Financial Officer	2009	$–		$–	$–	$–
from January 30, 2009 until March 18, 2010

Wendy Carriere	2010	$–		$–	$–	$–
Chief Financial Officer
since April 21, 2010
__________
(1)	Commencing July 1, 2009, the Company has accrued, but not paid, a consulting fee of $5,000 per month for Mr. Conquest. To date a total of $39,500 has been paid.
(2)	Commencing July 1, 2009, the Company has accrued, but not paid, a salary of $5,000 per month for Mr. Martin. To date a total of $15,000 has been paid.

Since the beginning of the last fiscal year, there have been no stock options or stock appreciation rights granted to or exercised by officers named in the executive compensation table.  The Company presently has no plan for the payment of any annuity or pension retirement benefits to any of its officers or Directors, and no other remuneration payments, contingent or otherwise, are proposed to be paid in the future to any officer or Director, directly or indirectly.   Directors have not been compensated for services and there are plans for a Director’s compensation plan to be implemented prior to the end of 2011.

Compensation Committee, Interlocks and Insider Participation

The full Board of Directors of the Company functions as a compensation committee.  The Board has not specifically designated a separate compensation committee due to the relatively small size of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2010, with respect to the beneficial ownership of the Company’s common stock by each executive officer and Director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of common stock.

Name, Address and Position of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Principal Stockholders:

Brook Technologies, Inc. 5250 Lakeshore Road, Suite 1409 Burlington, ON Canada L7L 5L2	3,043,704	7.4%

The John Galt Society LLC 2040 South Parkwood Circle Spokane, WA 99223	2,250,000	5.5%

Larry E. Clark 1036 Oak Hills Way Salt Lake City, Utah 84108	2,197,025	5.3%

Law Investments CR, S.A. 14550 Frank Lloyd Wright Blvd. Suite 100 Scottsdale, Arizona 85260	5,023,573 (3)	12.2%

Officers and Directors:(5)

Ronald Conquest, Chairman, Chief Executive Officer and Director	5,023,573 (4)	12.2%

David P. Martin President and Director	3,051,273	7.4%

Wendy Carriere Secretary/Treasurer, Chief Financial Officer and Director	0	0%

All Executive Officers and Directors as a group (3 persons)	8,074,846	19.6%
_______________
*	Less than 1%.
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

(2)	Based on 41,238,429 shares of common stock outstanding as of December 31, 2010.
(3)
Assumes the issuance of 1,333,333 shares upon payment of the $10,000 balance due on the promissory note from Law Investments CR, S.A.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below.

(4)
These shares represent the shares currently issued and the 1,333,333 shares to be issued to Law Investments CR, S.A. upon payment of the $10,000 balance due on the promissory note from Law Investments CR, S.A., of which Ronald Conquest is a Director and President.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below.

(5)	The address of our officers and Directors is c/o WindGen Energy, Inc., 14550 N. Frank Lloyd Wright Blvd., Suite 100, Scottsdale, Arizona 85260.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No officer, Director, nominee for Director, or associate of any such officer, Director or nominee has been, since the beginning of the last fiscal year, or is presently indebted to the Company. There have been no transactions since the beginning of the Company’s last fiscal year, nor are there any proposed transactions, in which any officer, Director, nominee or principal security holder has a direct or indirect material interest, except as follows:

On June 24, 2010, the Company, Chi Lin Technology Co., Ltd., a corporation organized and existing under the laws of the Republic of China (“Chi Lin”), MicroCor and Wescor executed an amendment (the “Amendment”) to the Wescor Agreement.  The Company owned 57% of MicroCor as a result of the Wescor Agreement and Wescor and Chi Lin owned the interest in MicroCor.   MicroCor owns three (3) patents covering various aspects of its hematocrit technology.

The Amendment provided for: (i) all debts between the parties to be extinguished and cancelled; (ii) the Company to transfer such stock ownership to Wescor so that Wescor would own 36.8% of MicroCor and the Company would only own 49.0% of MicroCor; and (iii) the Company to loan funds to MicroCor for the maintenance of its patents through 2011.  The Amendment was effective as of March 31, 2010.

The Amendment also provides that in the event there are any net revenues from MicroCor’s hematocrit technology in the future, such net revenues will be distributed as follows: (i) the first $150,000 to Wescor; (ii) the Company will be repaid any sums loaned to MicroCor for the patent maintenance; (iii) the next $150,000 split pro-rata 80% to the Company and 20% to Chi Lin; and (iv) the remaining net revenues split pro-rata among MicroCor’s three shareholder’s: the Company (49.0%); Wescor (36.8%) and Chi Lin (14.2%). On September 15, 2010, Synergistic Equities Ltd acquired the Chi Lin 14.2% shareholding of MicroCor.

As a result of the Company transferring shares in MicroCor to Wescor pursuant to the Amendment, the Company’s ownership in MicroCor became only 49.0%.  Therefore, the financial statements of MicroCor are no longer consolidated into and reported with the financial statements of the Company.

On December 8, 2008, the Company entered into a stock purchase option agreement with Law Investments CR, S.A., a Costa Rica corporation (“LI”). The agreement with LI is hereinafter referred to as (the “LI Agreement”). Pursuant to the terms of the LI Agreement, the Company granted to LI a one-year option to purchase up to 15,000,000 restricted shares of the Company’s common stock at a purchase price of $0.0075 per share (the “LI Options”). The LI Options under the LI Agreement were transferable by LI. During the fourth quarter of 2009, LI exercised its remaining 5,078,333 options for $38,087.50. LI used cash to exercise its options, except for a promissory note for $17,500 delivered to the Company on December 31, 2009 for the purchase of its final 2,333,333 shares. This promissory note bears interest at 6% per annum and is payable on demand. As of December 31, 2010, there remains a balance due on the LI promissory note of $10,000. Ronald Conquest, the Chairman of the Board and Chief Executive Officer of the Company, is the President and a Director of LI.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for  professional services rendered for the years ended December 31, 2010 and 2009:

Service	2010	2009

Audit Fees	$19,221	$21,168
Audit-Related Fees	–	–
Tax Fees	1,000	832
All Other Fees	–	–
Total	$20,221	$22,000

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

(a) (1)  Financial Statements

The Consolidated Financial Statements of the Company are set forth in Item 8 of this Report as listed on the Index to Consolidated Financial Statements on Page 23 of this Report.

(a) (2)  Financial Statement Schedules

All schedules are omitted because they are not applicable, or are not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) (3)  Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment filed with the Nevada Secretary of State on December 16, 2009 (1)
10.1(a)	Option to Purchase Common Stock between Synergistic Equities Ltd. and Chi Lin Technologies Co., Ltd., dated January 28, 2010 (2)
10.1(b)	Proxy dated January 28, 2010 between Chi Lin Technology Co., Ltd., Larry Clark and Richard Bruggeman (3)
10.2	Joint Development Agreement Amendment between the Company, Chi Lin Technology Co., Ltd., MicroCor, Inc., and Wescor, Inc. (4)
10.3	Proxy dated July 20, 2010 between Chi Lin Technology Co., Ltd., Larry Clark and Richard Bruggeman(5)
21	Subsidiaries of the Company *
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
__________________
*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed by the Company on April 15, 2010.
(2)	Incorporated by reference to Exhibit 10.1(e) of the Annual Report on Form 10-K filed by the Company on April 15, 2010.
(3)	Incorporated by reference to Exhibit 10.1(f) of the Annual Report on Form 10-K filed by the Company on April 15, 2010.
(4)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on on June 30, 2010.
(5)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by the Company on August 13, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDGEN ENERGY, INC.

Date: March 31, 2011	By:	/s/ Ronald Conquest

Ronald Conquest Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

	Signature	Date

By:	/s/ Ronald Conquest	March 31, 2011

Ronald Conquest Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ David P. Martin	March 31, 2011

David P. Martin President, Chief Operating Officer and Director (Principal Operating Officer)

By:	/s/ Wendy Carriere	March 31, 2011

Wendy Carriere Secretary/Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)