Form 10-Q
period 2011-03-31
WINDGEN ENERGY, INC.
filed 2011-05-16
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

As of May 13, 2011, 42,791,166 shares of the issuer’s common stock were outstanding.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

WINDGEN ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash & Cash Equivalents	7,961	33,278
Other Receivable	20,789	20,355
Prepaid Expenses & Other	40,211	50,601
Total Current Assets	68,961	104,234

Fixed Assets
Equipment & Furniture, at Cost, Less Accumulated Depreciation of $6,555 and $6,555, respectively	–	–
Total Fixed Assets	–	–

Other Assets
Licensing Rights - Wind Sail Receptor, Inc.	190,000	190,000

TOTAL ASSETS	258,961	294,234

LIABILITIES & STOCKHOLDER’S EQUITY

Current Liabilities
Related Party Consulting Fees Payable	128,600	125,500
Accounts Payable	1,529	3,987
Convertible Note Payable, net of debt discount of $7,153	44,556	23,451
Preferred Stock Dividends Payable	18,442	17,969
Total Current Liabilities	193,127	170,907

TOTAL LIABILITIES	193,127	170,907
(Continued)
The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Continued)

	March 31,	December 31
	2011	2010
	(Unaudited)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 10,000,000 shares authorized; Series A Cumulative convertible preferred stock, 8% cumulative, $4.50 par value, 1,000,000 shares designated, 5,254 shares outstanding at March 31, 2011 and December 31, 2010, respectively (aggregate liquidation preference of $42,086)	23,644	23,644
Common Stock, $.001 par value: 100,000,000 shares authorized, 41,705,094 and 41,238,429 shares outstanding at March 31, 2011 and December 31, 2010, respectively	41,705	41,238
Additional Paid-In Capital	9,463,796	9,429,263
Stock Subscription Receivable	(10,000)	(10,000)
Accumulated Deficit	(9,453,311)	(9,360,818)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	65,834	123,327

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	258,961	294,234

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the Three Months Ended
	March 31,
	2011	2010

REVENUES	$–	$–

OPERATING EXPENSES
General & Administrative	32,651	24,999
Legal & Professional Fees	8,264	24,409
Related Party Consulting Fees	30,000	33,975

Total Operating Expenses	70,915	83,383

INCOME (LOSS) FROM OPERATIONS	(70,915)	(83,383)

OTHER INCOME (EXPENSE)
Interest Income (Expense)	(986)	(337)
Amortization of debt discount	(20,119)	–

Total Other Income (Expense), Net	(21,105)	(337)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(92,020)	(83,720)

DISCONTINUED OPERATIONS (Note 6)
Income (Loss) from operations of MicroCor, Inc. (including gain on disposal of $355,000)	–	(11,512)

NET INCOME (LOSS)	(92,020)	(95,232)

PREFERRED STOCK DIVIDENDS	(473)	(1,891)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(92,493)	$(97,123)

NET INCOME (LOSS) PER COMMON SHARE (BASIC & DILUTED)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	41,305,278	34,921,344
DILUTED	42,449,523	34,952,868

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss/Income	$(92,020)	$(95,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense from debt discount	20,119	–
Related party consulting fee payable	3,100	30,000
Prepaid expense	10,390	–
Accounts payable	(2,459)	(8,109)
Related party payable	–	(28,445)
Accrued interest payable	986	4,873
Royalty payable to related party	–	10,000
Other receivable	(434)	–
Net cash provided by (used in) Continuing Activities	(60,317)	(86,913)
Net cash provided by (used in) Discontinued Activities	–	(8,802)
Net cash provided by (used in) Operating Activities	(60,317)	(95,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by Investing Activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	35,000	140,000
Payments on notes	–	(11,939)
Payments on notes related party loan	–	(10,720)
Net cash provided by Financing Activities	35,000	117,341

NET INCREASE (DECREASE) IN CASH	(25,317)	21,626
CASH AT BEGINNING OF PERIOD	33,278	14,323
CASH AT END OF PERIOD	7,961	35,949

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$–	$2,986
Cash paid during the year for income taxes	$150	$–

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES:
Stock Subscription Receivable for Exercise of Stock Options	$10,000	$17,500

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

On December 4, 2009, the Company changed its name from InMedica Development Corp to WindGen Energy, Inc.

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company generated negative cash flows from operations of $60,317 and $95,715 for the three month periods ended March 31, 2011 and 2010, respectively, and net losses from operations of $92,020 and $83,720 for the three month periods ended March 31, 2011 and 2010, respectively.   As of March 31, 2011, the Company had an accumulated deficit of $9,453,311 and a working capital deficit of $124,166. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.  Management’s operating plan includes pursuing additional fund raising as well as research and development.

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation (Continued)

The accompanying consolidated financial statements of the Company are unaudited. However, in management’s opinion, all adjustments, consisting only of normal recurring adjustments necessary for fair presentation of results for the interim periods shown, have been made. Results for interim periods are not necessarily indicative of those to be expected for the full year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Company’s annual report on form 10-K for the year ended December 31, 2010.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At March 31, 2011 and 2010, respectively, there were 1,144,245 and 31,524 potentially dilutive common stock equivalents.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

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

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including receivables, accounts payable, accrued liabilities, and notes payable at March 31, 2011 and 2010 approximates their fair values due to the short-term nature of these financial instruments.

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

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangible Assets (Continued)

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

It is the Company’s policy to test for impairment no less than annually, or when conditions occur that may indicate impairment. The Company’s intangible assets, which consist of licensing rights valued at $190,000 recorded in connection with the acquisition of the license related to the agreement with Wind Sail Receptor, Inc., were acquired in 2009 and will be tested for impairment in 2011.  The licensing rights were determined to have an indefinite life as of December 31, 2010.

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

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – NOTES PAYABLE

On December 31, 2008, the Company converted $21,509 of accounts payable due to its attorney into a promissory note.  At December 31, 2009, the balance due on this note was $22,799.   During 2010, the Company paid-off the balance of this note by issuing 120,800 shares of the Company’s restricted common stock at $0.09 per share pursuant to the Company’s existing private placement offering and paying cash for the remainder of the balance.

On October 21, 2010, the Company borrowed $50,000 from a third party.  The note is due on July 21, 2011 and carries an interest rate of 8% per annum.  At March 31, 2011, the balance due on this note was $51,709.60.  The note is convertible after six months at a conversion price of 55% of the market price of the common stock.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the commitment date of October 21, 2010.  At that date, the market price of the stock was $.105, the conversion price would have been $.05775, and the note would have been convertible into 865,801 shares of common stock.    The intrinsic value was calculated to be $40,909, which was recorded to debt discount and to additional paid-in capital.  The debt discount is being amortized over six months.  At March 31, 2011, the remaining debt discount was $7,153.  On April 25, 2011, the Note Holder converted $10,000 of its note to 227,273 shares of common stock pursuant to the conversion formula of the note.  On May 4, 2011, the Note Holder converted $10,000 of its note to 246,914 shares of common stock pursuant to the conversion formula of the note. On May 11, 2011, the Note Holder converted $10,000 of its note to 278,552 shares of common stock pursuant to the conversion formula of the note.

NOTE 3 – COMMON STOCK TRANSACTIONS

On December 4, 2009, the Company changed its total authorized common shares from 40,000,000 to 100,000,000 shares.

During 2009, the Company issued 15,000,000 shares of common stock for cash of $95,000 and a stock subscription receivable of $17,500.  The stock issuances were the result of the exercise of a stock purchase option agreement with Law Investments CR, S.A., a Costa Rica corporation.  During 2010, $7,500 was paid toward the subscription receivable, leaving a balance of $10,000 at March 31, 2011.

During 2010, the Company issued 4,222,969 shares of common stock for cash of $316,423 pursuant to the Company’s Private Placement Memorandum.

During 2010 the Company completed the conversion of three of the four existing 8% Series A cumulative preferred shareholders by issuing 246,834 of the Company’s restricted common shares at a price of $0.50 per share plus a $5,000 cash payment to each preferred shareholder. The conversion of these preferred shares reduced the dividends payable from $64,309 at December 31, 2009 to $17,969 at December 31, 2010.  As of March 31, 2011, the total dividends payable on the remaining shares of Series A cumulative preferred is $18,442.

During 2010, the Company issued 254,133 Shares of the Company’s restricted common stock for the conversion of debt in the amount of $20,875.

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – COMMON STOCK TRANSACTIONS (Continued)

During 2010 the Company issued 1,900,000 shares of the Company’s restricted common stock to Wind Sail Receptor in consideration of an amendment to the Company’s 2009 License Agreement with Wind Sail Receptor.  The shares were value at $.10 per share.

During 2010 the Company registered 3,000,000 shares of its common stock pursuant to regulation S-8. As of December 31, 2010, 700,000 of these shares have been issued for consulting services valued at $63,000.  The consulting services were originally recorded as a prepaid expense.  As of December 31, 2010, the prepaid expense related to this stock issuance was $47,250.  At March 31, 2011, the prepaid expense related to this stock was $31,500.

During 2010, the Company issued 285,000 shares of the Company’s restricted common stock for services valued at $28,500.

During the first quarter of 2011, the Company issued 466,665 shares of restricted common stock for cash of $35,000, as part of the Company’s Private Placement Memorandum.

NOTE 4 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock.  The Company’s board of directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock (“Series A Preferred”) with a par value of $4.50 per share.  Holders of the Series A Preferred receive annual cumulative dividends of eight percent, payable quarterly, which dividends are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid.  As of March 31, 2011, cumulative preferred stock dividends are due and payable in the amount of $18,442.   Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends.  Series A Preferred stockholders have the right to convert each share of Series A Preferred to the Company’s common stock at a rate of 1.5 common shares to 1 preferred share.

During 2010, the Company completed the conversion of three of the four existing 8% Series A cumulative preferred shareholders by issuing 246,834 of the Company’s restricted common shares at a price of $0.50 per share plus a $5,000 cash payment to each preferred shareholder. The conversion of these preferred shares reduced the dividends payable from $64,309 at December 31, 2009 to $17,969 at December 31, 2010.  As of March 31, 2011, the total dividends payable on the remaining shares of Series A cumulative preferred is $18,442.

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

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	For the Quarters Ended
	March 31,
	2011	2010

Net Income (Loss)	$92,493	$97,123
Less: preferred dividends	(473)	(1,891)

Income (Loss) available to common stockholders used in basic EPS	$92,020	$95,232

Convertible preferred stock	473	1,891
Convertible notes payable	–	–

Income (Loss) available to common stockholders after assumed conversion of dilutive securities	$92,493	$97,123

Weighted average number of common shares used in basic EPS	41,305,278	34,921,344

Effect of dilutive securities:
Convertible preferred stock	7,881	31,524
Convertible notes payable	1,136,364	–
Options	–	–

Weighted average number of common shares and dilutive potential common stock used in diluted EPS	42,449,523	34,952,868

NOTE 6 – DISCONTINUED OPERATIONS

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

Operating results of this discontinued operation for the three months ended March 31, 2011 are shown separately in the accompanying consolidated statement of operations.  The operating statement for the three months ended March 31, 2010 has been restated to conform to the current year’s presentation and are also shown separately.  The operating results of this discontinued operation for the three months ended March 31, 2011 and 2010 consist of:

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – DISCONTINUED OPERATIONS (Continued)

	For the Three Months Ended
	March 31,
	2011	2010

Sales	$–	$–
General and administrative	–	(15,441)
Legal and professional	–	–
Interest Expense	–	(4,873)
Gain on deconsolidation of MicroCor	–	–
Net Income (Loss) attributable to noncontolling interest	–	8,802
Net Income (Loss) from discontinued operations	$–	$(11,512)

NOTE 7 – RELATED PARTY TRANSACTIONS

During 2009, the Company accrued consulting expenses of $60,000 from officers of the Company.  During 2010, the Company accrued additional consulting expenses from officers of $65,000. During the first quarter ending March 31, 2011, the Company accrued additional consulting expenses from officers of $3,100.

During 2009, an entity associated with Company, paid various expenses on behalf of the Company.  At December 31, 2009, the Company owed $24,514 to the related entity.  During 2010, the Company paid-off the balance due to the related party by issuing 133,333 shares of the Company’s restricted common stock at $0.075 per share pursuant to the Company’s existing private placement offering and paying cash for the remainder of the balance.

NOTE 8 – JOINT DEVELOPMENT AGREEMENT

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

NOTE 9 – ROYALTY RIGHTS

At March 31, 2011, the Company had no outstanding Royalty Rights payable to any person or entity.

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of ASC 740 did not have a material impact on the Company’s condensed consolidated financial position and results of operations. At March 31, 2011, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest Expense, Net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses.” The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2010.  In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2007. The following describes the open tax years, by major tax jurisdiction, as of March 31, 2011:

United States (a)	2007 – Present
__________
(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 11 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after March 31, 2011, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through May 13, 2011, which is the date on which the financial statements were issued.

During April and May of 2011, the Company sold 333,333 shares of its restricted common stock pursuant to the Company’s current Private Placement for cash in the amount of $25,000.

On April 25, 2011, the Note Holder converted $10,000 of its note to 227,273 shares of common stock pursuant to the conversion formula of the note.  On May 4, 2011, the Note Holder converted $10,000 of its note to 246,914 shares of common stock pursuant to the conversion formula of the note.  On May 11, 2011, the Note Holder converted $10,000 of its note to 278,552 shares of common stock pursuant to the conversion formula of the note.

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

During 2010, the Company issued 1,900,000 shares of the Company’s restricted common stock to WSR in consideration of amending its License.  The proposed amendment to the License Agreement currently in existence between the Company and Wind Sail Receptor has not yet been executed. The reasons are various and include, but are not limited to, finalizing details regarding the need for the Company to be involved in assembly of the wind turbines in various license territory outside the US, final pricing that the units will be sold by Wind Sail Receptor to the Company, final terms of the product Warranty to be provided by Wind Sail Receptor, and possible additional exclusive territory added to the license.  Under the terms of the existing License the Company intended to use its best efforts to obtain Federal, State, Local, or Private Grant Funds and to share these Grant Funds with Wind Sail Receptor up to a sum of $1,000,000. To date the Company has not been successful in obtaining Grant Funds. The proposed amendment also could result in altering the various financial dealings between the two companies. No monetary disputes currently exist between the two companies.  WSR is hopeful that it will begin production of complete wind turbine systems during the second half of 2011.

WINDGEN ENERGY, INC.

We anticipate our first three wind turbine products will have blade diameters of 3, 6 and 12 feet with towers from 325 to 75 feet in height. The fist unit to be offered in the market place will be the six foot blade diameter unit. We are currently negotiating terms for the formation of the working capital required to bring our first products to market at some point during the second half of 2011. The progress of the Company in marketing its new small wind turbine products is dependent on obtaining additional capital.

Assembly and Marketing

To date during 2011, Wind Sail Receptor has been developing a well-organized approach to the manufacturing/assembly process to assure high-quality, rapid-development cycles and overall competiveness.  The Generator/Alternators will be manufactured by Ginlong Technologies Inc, and experienced wind turbine generator manufacturer located in China. WSR will also be responsible for the manufacture of the critical blade component at its plant near Boulder City, Nevada.  At this time suppliers have been located for all of the non-blade components for our products.

To launch into the important rural small wind turbine market in the central wind belt and the western part of the United States (our initial marketing objective), we hope to join forces with some excellent partners and distributorships.  We intend to recruit existing well established wind turbine distributors currently representing our competitors.  In addition, we are currently in contact with various major name brand farm equipment dealers who have a well-established rural network of dealers throughout America, all with the ability to provide excellent sales, installation, and maintenance services.  We also plan to sell distributorships to other existing service-oriented organizations.

We are currently in the process of finalizing our first two products that should be available during the second half of 2011.  Subject to availability of adequate capital, product roll out could follow quickly in the central wind belt and the western part of the United States.

Results of Operations

The Company had an accumulated deficit of $9,453,311 as of March 31, 2011.  No revenues from operations were received in 2011 and 2010.  The Company had a net loss from continuing operations of $92,020 for the quarter ended March 31, 2011, compared to a net loss from continuing operations of $83,720 for the quarter ended March 31, 2010.  The increase in net loss from continuing operations resulted primarily from increased General and Administrative Expenses and Related Party Consulting Fees.  These types of expenses will continue to increase, subject to available funding, as we continue with our business plan.

Liquidity and Capital Resources

During the first quarter of 2011, we sold 466,665 shares of restricted common stock for total gross proceeds of $35,000.  See “Part II, Item 2, Unregistered Sale of Equity Securities and Use of Proceeds” below.

On October 21, 2010, the Company borrowed $50,000 from a third party (the “Note Holder”).  The note is due on July 21, 2011 and carries an interest rate of 8% per annum (the “8% Note”).  At March 31, 2011, the balance due on this note was $51,709.60.  The 8% Note is convertible after six months at a conversion price of 55% of the market price of the common stock.  As of May 13, 2011, the principal balance due on this note was $20,000, convertible into common shares of the Company pursuant to the terms and conditions of the note.

WINDGEN ENERGY, INC.

The Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s consolidated financial statements for the year ended December 31, 2010.  See Note 1 to the financial statements. The Company’s liquidity shortage will continue through the second quarter of 2011. The Company is currently negotiating terms for a new convertible preferred stock to be issued by the Company in order to form new capital of up to $5,000,000 in order to implement its business plan in 2011.

Implementation of our new business to assemble and market wind turbines is contingent upon our ability to acquire new capital in 2011. We currently estimate we will need to generate approximately $3,500,000 of new capital during 2011 to fully implement our new business plan. We also estimate $2,000,000 of new capital would permit us to implement enough of our plan to commence minimal marketing of our wind turbine units in the second half of 2011.

We intend to acquire new capital during 2011 through the sale of equity or convertible debt or a combination of both in one or more private placements. Presently, we have no final agreement or understanding with any underwriter, investment banker or investor for any financing. There is no assurance we will be able to complete any substantial financing in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. The evaluation included certain control areas in which are material to Company and its size.

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

A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective as of the Evaluation Date, and we have discovered no material weakness.

WINDGEN ENERGY, INC.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2011, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), that has been modified to more appropriately reflect the current limited operational scope of the Company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal controls. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness. Based on its assessment, management concluded that its internal control over financial reporting was effective as of March 31, 2011.

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

This Quarterly Report on Form 10-Q does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to recent statute.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2011, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

WINDGEN ENERGY, INC.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 1A.	Risk Factors. Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2011, the Company issued 466,665 shares of restricted common stock for $35,000 to three (3) accredited investors and one (1) non-accredited investor as those terms are defined by SEC Rule 501, pursuant to a Rule 506 private placement we are currently conducting.  These sales were made without public solicitation.  There were no underwriting discounts or commissions paid on these sales of securities.  The proceeds of this offering will be used by the Company for working capital expenses.

During the first quarter of 2011, no shares of the Company’s common stock were issued to employees or consultants pursuant to the Company’s 2010 Employee and Consultant Compensation Plan.

Subsequent Events

The Company adopted ASC 855, and has evaluated all events occurring after December 31, 2010, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through March 31, 2011, which is the date on which the financial statements were issued.

During the second quarter of 2011, the Company issued 333,333 shares of restricted common stock for $25,000 to three (3) non-accredited investors as that term is defined by SEC Rule 501, pursuant to a Rule 506 private placement we are currently conducting.  These sales were made without public solicitation.  There were no underwriting discounts or commissions paid on these sales of securities.  The proceeds of this offering will be used by the Company for working capital expenses.

On April 25, 2011, the Note Holder converted $10,000 of the 8% Note to 227,273 shares of common stock pursuant to the conversion formula of the note.  On May 4, 2011, the Note Holder converted $10,000 of the 8% Note to 246,914 shares of common stock pursuant to the conversion formula of the note.    On May 11, 2011, the Note Holder converted $10,000 of its note to 278,552 shares of common stock pursuant to the conversion formula of the note.  Following such conversions, the balance due on the 8% Note is $20,000, convertible in to common shares of the Company pursuant to the conversion formula provided for in the note.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	(Removed and Reserved)

WINDGEN ENERGY, INC.

Item 5.	Other Information.

The Company has requested that the SEC change its Standard Industrial Classification Code from “6794 – Patent Owners and Lessors” to “3511 – Steam, Gas, and Hydraulic Turbines, and Turbine Generator Set Units” to reflect the change in the business of the Company.

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

WINDGEN ENERGY, INC.

Dated: May 16, 2011	By:	/s/ Ronald Conquest
Ronald Conquest Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2011	By:	/s/ Wendy Carriere
Wendy Carriere Secretary/Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)