Form 10-Q
period 2011-06-30
WINDGEN ENERGY, INC.
filed 2011-08-15
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  0-12968

WINDGEN ENERGY, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0397815
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

8432 E. Shea Blvd, Suite 101
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

As of August 15, 2011, 43,955,057 shares of the issuer’s common stock were outstanding.

WINDGEN ENERGY, INC.

WINDGEN ENERGY, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and should be read in conjunction with the Financial Statements of WindGen Energy, Inc. (the “Company” or “WindGen”).  Such statements are not historical facts and reflect our current views regarding matters such as operations and financial performance. In general, forward-looking statements are identified by such words or phrases as “expects,” “anticipates,” “believes,” “could,” “approximates,” “estimates,” “may,” “intends,” “predicts,” “projects,” “plans,” or “will,” or the negative of those words or other terminology. These statements are not guarantees of future performance and involve certain known and unknown inherent risks, uncertainties and other factors that are difficult to predict; our actual results could differ materially from those expressed in these forward-looking statements, including those risks and other factors described elsewhere in this Quarterly Report.  The cautionary factors, risks and other factors presented should not be construed as exhaustive.   Other risks not presently known to us, or that we currently believe are immaterial, could also adversely affect our business, financial condition or results of operations.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

WINDGEN ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash	$22,066	$33,278
Other Receivable	24,464	20,355
Prepaid Expenses & Other	23,709	50,601
Total Current Assets	70,239	104,234

Licensing Rights - Wind Sail Receptor, Inc.	190,000	190,000

TOTAL ASSETS	$260,239	$294,234

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Related Party Consulting Fees Payable	140,750	125,500
Accounts Payable	29,935	3,987
Note Payable	25,000	–
Convertible Note Payable, net of debt discount of $0 and $27,273, respectively	10,000	23,451
Preferred Stock Dividends Payable	18,914	17,969
Total Current Liabilities	224,599	170,907

TOTAL LIABILITIES	$224,599	$170,907

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 10,000,000 shares authorized; Series A Cumulative convertible preferred stock, 8% cumulative, $4.50 par value, 1,000,000 shares designated, 5,254 shares outstanding at June 30, 2011 and December 31, 2010, respectively (aggregate liquidation preference of $42,558)	23,644	23,644
Common Stock, $.001 par value: 100,000,000 shares authorized, 43,411,356 and 41,238,429 shares outstanding at June 30, 2011 and December 31, 2010, respectively	43,411	41,238
Additional Paid-In Capital	9,539,890	9,429,263
Stock Subscription Receivable	(10,000)	(10,000)
Accumulated Deficit	(9,561,305)	(9,360,818)

TOTAL STOCKHOLDERS’ EQUITY	35,640	123,327

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	260,239	294,234

WINDGEN ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
General & Administrative	44,532	44,729	77,183	73,783
Legal & Professional Fees	25,545	2,616	33,809	22,970
Related Party Consulting Fees	30,000	30,400	60,000	64,375
Total Operating Expenses	100,077	77,745	170,992	161,128

INCOME (LOSS) FROM OPERATIONS	(100,077)	(77,745)	(170,992)	(161,128)

OTHER INCOME (EXPENSE)
Interest Income (Expense)	(291)	(312)	(1,277)	(648)
Amortization of debt discount	(7,153)	–	(27,272)	–
Total Other Income (Expense), Net	(7,444)	(312)	(28,549)	(648)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(107,521)	(78,057)	(199,541)	(161,776)

DISCONTINUED OPERATIONS (Note 7)
Income (Loss) from operations of MicroCor, Inc. (including gain on disposal of $355,000)	–	355,000	–	343,488

NET INCOME (LOSS)	(107,521)	276,943	(199,541)	181,712

PREFERRED STOCK DIVIDENDS	(473)	(1,891)	(946)	(3,783)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(107,994)	$275,052	$(200,487)	$177,929

NET INCOME (LOSS) PER COMMON SHARE (BASIC & DILUTED)	$(0.00)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	42,576,062	35,538,903	42,045,747	35,235,513
DILUTED	42,977,644	35,570,427	42,447,329	35,267,037

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss/Income	$(199,541)	$181,712
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense from debt discount	27,272	–
Related party consulting fee payable	15,250	50,000
Gain on deconsolidation of MicroCor	–	(355,000)
Write-down of other receivable	–	21,119
Prepaid expense	26,892	(6,527)
Accounts payable	25,948	(19,166)
Related party payable	–	(28,445)
Accrued interest payable	1,277	648
Other receivable	(4,110)	(343)
Net cash provided by (used in) Continuing Activities	(107,012)	(156,002)
Net cash provided by (used in) Discontinued Activities	–	7,120
Net cash provided by (used in) Operating Activities	(107,012)	(148,882)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by Investing Activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	70,800	181,423
Proceeds from note payable	25,000	–
Proceeds from stock subscription receivable	–	7,500
Payments on notes	–	(11,939)
Payments on notes related party loan	–	(42,143)
Net cash provided by Financing Activities	95,800	134,841

NET INCREASE (DECREASE) IN CASH	(11,212)	(14,041)
CASH AT BEGINNING OF PERIOD	33,278	14,118
CASH AT END OF PERIOD	22,066	77

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$–	$5,418
Cash paid during the year for income taxes	$150	$–

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES:
Stock Subscription Receivable for exercise of stock options	$10,000	$10,000
Related Party Payables Converted to Common Stock	$–	$10,000
Notes Payable Converted to Common Stock	$42,000	$–

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

Nature of Operations

From 1989 through 2008, InMedica Development Corporation (“InMedica”) and its then majority-owned subsidiary, MicroCor, Inc. (“MicroCor”) were engaged in research and development of a device to measure hematocrit non-invasively (the “Non-Invasive Hematocrit Technology” and/or the “Technology”).  On June 24, 2010, WindGen terminated the former Development Agreement with Wescor and entered into a new agreement whereby WindGen transferred 230,000 shares of MicroCor commons stock owned by WindGen reducing WindGen’s holdings in MicroCor from 1,700,000 common shares to 1,470,000 common shares, reducing its ownership percentage from 57% to 49%. Since WindGen’s ownership percentage is now less than 50%, MicroCor’s financial statements are no longer consolidated with WindGen’s financial statements. Synergistic Equities, Ltd. has acquired all of the shares of MicroCor previously owned by Chi Lin Technology, Ltd.

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

During 2010, the Company issued 1,900,000 shares of the Company’s restricted common stock to WSR in consideration of amending its License.  The proposed amendment to the License Agreement currently in existence between the Company and WSR has not yet been executed. The reasons are various and include, but are not limited to, finalizing details regarding the need for the Company to be involved in assembly of the wind turbines in various license territory outside the US, final pricing that the units will be sold by WSR to the Company, final terms of the product Warranty to be provided by WSR, and possible additional exclusive territory added to the License.  Under the terms of the existing License, the Company intended to use its best efforts to obtain Federal, State, Local, or Private Grant Funds and to share these Grant Funds with WSR up to a sum of $1,000,000. To date the Company has not been successful in obtaining Grant Funds. The proposed amendment also could result in altering the various financial dealings between the two companies. No monetary disputes currently exist between the two companies.  WSR is hopeful that it will begin production of complete wind turbine systems during the fourth quarter of 2011.  WSR is currently in the process of finalizing its supply chain relationships for the production of the wind turbine generator/alternator system with various suppliers in China. The wind turbine blade will be made in Nevada USA. WSR still anticipates that the six foot diameter small wind turbine will be available to WindGen in the fourth quarter of this year. WindGen is currently beginning to finalize its distribution network for the Western US.

We anticipate our first three wind turbine products will have blade diameters of 3, 6 and 12 feet with towers from 25 to 75 feet in height. The first unit to be offered in the market place will be the six foot blade diameter unit. We are currently negotiating terms for the formation of the working capital required to bring our first products to market at some point during the fourth quarter of 2011. The progress of the Company in marketing its new small wind turbine products is dependent on obtaining additional capital.

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS (Continued)

Nature of Operations (Continued)

To date during 2011, WSR has been developing a well-organized approach to the manufacturing/assembly process to assure high-quality, rapid-development cycles and overall competiveness.  The Generator/Alternators will be manufactured by Ginlong Technologies Inc, an experienced wind turbine generator manufacturer located in China. WSR will also be responsible for the manufacture of the critical blade component at its plant near Boulder City, Nevada.  At this time suppliers have been located for all of the non-blade components for our products.

To launch into the important rural small wind turbine market in the central wind belt and the western part of the United States (our initial marketing objective), we hope to join forces with some excellent partners and distributorships.  We intend to recruit existing well established wind turbine distributors currently representing our competitors.  In addition, we are currently in contact with various major name brand farm equipment dealers who have a well-established rural network of dealers throughout America, all with the ability to provide excellent sales, installation, and maintenance services.  We also plan to sell distributorships to other existing service-oriented organizations such as cell tower installers.

We are currently in the process of finalizing our six foot diameter wind turbine that should be available during the fourth quarter of 2011.  Subject to availability of adequate capital, product roll out could follow quickly in the central wind belt and the western part of the United States.

On December 4, 2009, the Company changed its name from InMedica Development Corp to WindGen Energy, Inc.

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company generated negative cash flows from operations of $107,012 and $148,882 for the six month periods ended June 30, 2011 and 2010, respectively, and net losses from operations of $199,541 and $161,776 for the six month periods ended June 30, 2011 and 2010, respectively.   As of June 30, 2011, the Company had an accumulated deficit of $9,561,305 and a working capital deficit of $154,360. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.  Management’s operating plan includes pursuing additional fund raising as well as putting in place all the initial requirements in anticipation of the Company beginning operations and generating revenue during the fourth quarter of 2011.

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS (Continued)

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At June 30, 2011 and 2010, respectively, there were 401,582 and 31,524 potentially dilutive common stock equivalents.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

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

NOTE 1 - NATURE OF OPERATIONS (Continued)

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including receivables, accounts payable, accrued liabilities, and notes payable at June 30, 2011 and 2010 approximates their fair values due to the short-term nature of these financial instruments.

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

NOTE 1 - NATURE OF OPERATIONS (Continued)

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

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

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (ASC Topic 855) - Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09).  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

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

NOTE 3 – NOTES PAYABLE

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

On October 21, 2010, the Company borrowed $50,000 from a third party (the “8% Note Holder”).  The note is due on July 21, 2011 and carries an interest rate of 8% per annum (the “8% Note”).   The 8% Note is convertible after six months at a conversion price of 55% of the market price of the common stock.   On April 25, 2011, the note holder converted $10,000 of its note to 227,273 shares of common stock pursuant to the conversion formula of the note.  On May 4, 2011, the note holder converted $10,000 of its note to 246,914 shares of common stock pursuant to the conversion formula of the note. On May 11, 2011, the note holder converted $10,000 of its note to 278,552 shares of common stock pursuant to the conversion formula of the note. On June 24, 2011, the  note holder converted $12,000 of its note to 476,190 shares of common stock pursuant to the conversion formula of the note. At June 30, 2011, the balance due on this note was $10,000, made up of $8,000 in principal and $2,000 in interest.

On June 30, 2011, the Company borrowed $25,000 from a third party (the “10% Note Holder”). The note is due 120 days from the date of the note and carries an interest rate of 10% per annum (the “10% Note”). In addition to the 10% interest factor, the 10% Note Holder will receive 100,000 shares of the Company's restricted common stock.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value (the “Common Stock”), of which approximately 43,411,356 shares were issued and outstanding on June 30, 2011.  All presently outstanding shares are duly authorized, fully-paid and non-assessable.  Each share of the Common Stock is entitled to one vote on all matters to be voted on by the shareholders, such as the election of certain directors and other matters that directly impact the rights of the holders of such class. There is no cumulative voting in the election of directors. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore. In the event of any dissolution, winding up or liquidation of the Company, the shares of Common Stock will share ratably in all the funds available for distribution after payment of all debts and obligations. The holders of Common Stock are subject to any rights that may be fixed for holders of preferred stock as designated upon issuance.

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – COMMON STOCK (Continued)

On December 4, 2009, the Company changed its total authorized common shares from 40,000,000 to 100,000,000 shares.

During 2009, the Company issued 15,000,000 shares of common stock for cash of $95,000 and a stock subscription receivable of $17,500.  The stock issuances were the result of the exercise of a stock purchase option agreement with Law Investments CR, S.A., a Costa Rica corporation.  During 2010, $7,500 was paid toward the subscription receivable, leaving a balance of $10,000 at June 30, 2011.

During 2010, the Company issued 4,222,969 shares of common stock for cash of $316,423 pursuant to the Company’s Private Placement Memorandum.

During 2010, the Company completed the conversion of three of the four existing 8% Series A cumulative preferred shareholders by issuing 246,834 of the Company’s restricted common shares at a price of $0.50 per share plus a $5,000 cash payment to each preferred shareholder. The conversion of these preferred shares reduced the dividends payable from $64,309 at December 31, 2009 to $17,969 at December 31, 2010.  As of June 30, 2011, the total dividends payable on the remaining shares of Series A cumulative preferred is $18,914.

During 2010, the Company issued 254,133 shares of the Company’s restricted common stock for the conversion of debt in the amount of $20,875.

During 2010, the Company issued 1,900,000 shares of the Company’s restricted common stock to Wind Sail Receptor in consideration of an amendment to the Company’s 2009 License Agreement with Wind Sail Receptor.  The shares were value at $.10 per share.

During 2010, the Company registered 3,000,000 shares of its common stock pursuant to regulation S-8. As of December 31, 2010, 700,000 of these shares had been issued for consulting services valued at $63,000.  The consulting services were originally recorded as a prepaid expense.  As of December 31, 2010, the prepaid expense related to this stock issuance was $47,250.  At June 30, 2011, the prepaid expense related to this stock was $15,750.

During 2010, the Company issued 285,000 shares of the Company’s restricted common stock for services valued at $28,500.

During the first quarter of 2011, the Company issued 466,665 shares of restricted common stock for cash of $35,000, as part of the Company’s Private Placement Memorandum.

During the second quarter of 2011, the Company issued 477,333 shares of restricted common stock for cash of $35,800, as part of the Company’s Private Placement Memorandum.

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock.  The Company’s board of directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock (“Series A Preferred”) with a par value of $4.50 per share.  Holders of the Series A Preferred receive annual cumulative dividends of 8%, payable quarterly, which dividends are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid.  As of June 30, 2011, cumulative preferred stock dividends are due and payable in the amount of $18,914   Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends.  Series A Preferred stockholders have the right to convert each share of Series A Preferred to the Company’s common stock at a rate of 1.5 common shares to 1 preferred share.

During 2010, the Company completed the conversion of three of the four existing 8% Series A cumulative preferred shareholders by issuing 246,834 of the Company’s restricted common shares at a price of $0.50 per share plus a $5,000 cash payment to each preferred shareholder. The conversion of these preferred shares reduced the dividends payable from $64,309 at December 31, 2009 to $17,969 at December 31, 2010.  As of June 30, 2011, the total dividends payable on the remaining shares of Series A cumulative preferred is $18,914.

On January 30, 2009, the Company entered into an agreement with MicroCor, its subsidiary (the “MicroCor Agreement”).  The MicroCor Agreement  provided for the Company to create a Series B class of preferred stock, without dividend or voting rights (the “Series B Preferred”), which would receive 100% of any future benefit from the sale, spin-off, merger or liquidation of MicroCor or the commercialization of its hematocrit technology.  The shares of the Series B Preferred were to be distributed as a dividend, subject to compliance with federal and state securities laws and regulations, to the Company’s common stockholders, as of January 30, 2009.  The creation of the Series B Preferred would prevent any holder of the Company’s common stock after January 30, 2009 from sharing in any future benefit of or to MicroCor through the expiration date of January 30, 2011.  The Series B Preferred Stock was not issued to the common shareholders of record at January 30, 2009 inasmuch as no benefit occurred prior to the expiration date of January 30, 2011.

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	For the Quarters Ended
	June 30,
	2011	2010

Net Income (Loss)	$(107,521)	$276,943
Less: preferred dividends	(473)	(1,891)

Income (Loss) available to common stockholders used in basic EPS	$(107,994)	$275,052

Convertible preferred stock	473	1,891
Convertible notes payable	–	–
Income (Loss) available to common stockholders after assumed
conversion of dilutive securities	$(107,521)	$276,943

Weighted average number of common shares used in basic EPS	42,576,062	35,538,903
Effect of dilutive securities:
Convertible preferred stock	7,881	31,524
Convertible notes payable	393,701	–
Options	–	–
Weighted average number of common shares and dilutive potential
common stock used in diluted EPS	42,977,644	35,570,427

NOTE 7 – DISCONTINUED OPERATIONS

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

Operating results of this discontinued operation for the six months ended June 30, 2011 are shown separately in the accompanying consolidated statement of operations.  The operating statement for the six months ended June 30, 2010 has been restated to conform with the current year’s presentation and are also shown separately.  The operating results of this discontinued operation for the six months ended June 30, 2011 and 2010 consist of:

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – DISCONTINUED OPERATIONS (Continued)

	For the Six Months Ended
	June 30,
	2011	2010

Sales	$–	$–
General and administrative	–	–
Legal and professional	–	–
Interest Expense	–	–
Gain on deconsolidation of MicroCor	–	355,000
Net Income (Loss) attributable to noncontolling interest	–	(11,512)
Net Income (Loss) from discontinued operations	$–	$343,488

Operating results of this discontinued operation for the three months ended June 30, 2011 are shown separately in the accompanying consolidated statement of operations.  The operating statement for the three months ended June 30, 2010 has been restated to conform with the current year’s presentation and are also shown separately.  The operating results of this discontinued operation for the three months ended June 30, 2011 and 2010 consist of:

	For the Three Months Ended
	June 30,
	2011	2010

Sales	$–	$–
General and administrative	–	–
Legal and professional	–	–
Interest Expense	–	–
Gain on deconsolidation of MicroCor	–	355,000
Net Income (Loss) attributable to noncontolling interest	–	–
Net Income (Loss) from discontinued operations	$–	$355,000

NOTE 8 – RELATED PARTY TRANSACTIONS

During 2009, the Company accrued consulting expenses of $60,000 from officers of the Company.  During 2010, the Company accrued additional consulting expenses from officers of $65,000. During the six months ending June 30, 2011, the Company accrued additional consulting expenses from officers of $15,250.

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

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – JOINT DEVELOPMENT AGREEMENT

On June 24, 2010, WindGen terminated the former Development Agreement with Wescor and entered into a new agreement whereby WindGen transferred 230,000 shares of MicroCor commons stock owned by WindGen reducing WindGen’s holdings in MicroCor from 1,700,000 common shares to 1,470,000 common shares, reducing its ownership percentage from 57% to 49%. Since WindGen’s ownership percentage is now less than 50%, MicroCor’s financial statements are no longer consolidated with WindGen’s financial statements. This transaction had the impact on WindGen’s financial statements of reducing the Company’s liabilities from December 31, 2009 in the amount of $570,019. Synergistic Equities Ltd acquired all of the shares of MicroCor previously owned by Chi Lin Technology, Ltd.

NOTE 10 – ROYALTY RIGHTS

At June 30, 2011, the Company had no outstanding Royalty Rights payable to any person or entity.

NOTE 11 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of ASC 740 did not have a material impact on the Company’s condensed consolidated financial position and results of operations. At June 30, 2011, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest Expense, Net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses.” The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2010.  In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2007. The following describes the open tax years, by major tax jurisdiction, as of June 30, 2011:

United States (a)	2007 – Present
__________
(a) Includes federal as well as state or similar local jurisdictions, as applicable.

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after December 31, 2010, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through June 30, 2011, which is the date on which the financial statements were issued.

The lease for the Company’s office premises located at 14550 N. Frank Lloyd Wright Blvd., Suite 100, Scottsdale, Arizona 85260 expired on July 31, 2011. The Company’s new office address is 8432 E. Shea Blvd., Suite 101, Scottsdale, Arizona 85260. The Company’s phone/fax numbers remain unchanged.

On July 5, 2011, the 8% Note Holder converted the remaining $10,000 balance of its note to 393,701 shares of common stock pursuant to the conversion formula of the note. The remaining balance was made up of $8,000 in principal and $2,000 in interest. The note holder agreed to a flat fee of $2,000 for interest and has declared the note paid in full.

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

During 2010, the Company issued 1,900,000 shares of the Company’s restricted common stock to WSR in consideration of amending its License.  The proposed amendment to the License Agreement currently in existence between the Company and WSR has not yet been executed. The reasons are various and include, but are not limited to, finalizing details regarding the need for the Company to be involved in assembly of the wind turbines in various license territory outside the US, final pricing that the units will be sold by WSR to the Company, final terms of the product Warranty to be provided by WSR, and possible additional exclusive territory added to the License.  Under the terms of the existing License, the Company intended to use its best efforts to obtain Federal, State, Local, or Private Grant Funds and to share these Grant Funds with WSR up to a sum of $1,000,000. To date the Company has not been successful in obtaining Grant Funds. The proposed amendment also could result in altering the various financial dealings between the two companies. No monetary disputes currently exist between the two companies.  WSR is hopeful that it will begin production of complete wind turbine systems during the fourth quarter of 2011.  WSR is currently in the process of finalizing its supply chain relationships for the production of the wind turbine generator/alternator system with various suppliers in China. The wind turbine blade will be made in Nevada USA. WSR still anticipates that the six foot diameter small wind turbine will be available to WindGen in the fourth quarter of this year. WindGen is currently beginning to finalize its distribution network for the Western US.

WINDGEN ENERGY, INC.

We anticipate our first three wind turbine products will have blade diameters of 3, 6 and 12 feet with towers from 25 to 75 feet in height. The first unit to be offered in the market place will be the six foot blade diameter unit. We are currently negotiating terms for the formation of the working capital required to bring our first products to market at some point during the fourth quarter of 2011. The progress of the Company in marketing its new small wind turbine products is dependent on obtaining additional capital.

Assembly and Marketing

To date during 2011, WSR has been developing a well-organized approach to the manufacturing/assembly process to assure high-quality, rapid-development cycles and overall competiveness.  The Generator/Alternators will be manufactured by Ginlong Technologies Inc, an experienced wind turbine generator manufacturer located in China. WSR will also be responsible for the manufacture of the critical blade component at its plant near Boulder City, Nevada.  At this time suppliers have been located for all of the non-blade components for our products.

To launch into the important rural small wind turbine market in the central wind belt and the western part of the United States (our initial marketing objective), we hope to join forces with some excellent partners and distributorships.  We intend to recruit existing well established wind turbine distributors currently representing our competitors.  In addition, we are currently in contact with various major name brand farm equipment dealers who have a well-established rural network of dealers throughout America, all with the ability to provide excellent sales, installation, and maintenance services.  We also plan to sell distributorships to other existing service-oriented organizations such as cell tower installers.

We are currently in the process of finalizing our six foot diameter wind turbine that should be available during the fourth quarter of 2011.  Subject to availability of adequate capital, product roll out could follow quickly in the central wind belt and the western part of the United States.

Results of Operations

The Company had an accumulated deficit of $9,561,305 as of June 30, 2011.  No revenues from operations were received during the three and six months ended June 30, 2011 and 2010.  The Company had a net loss from continuing operations of $107,521 for the quarter ended June 30, 2011, compared to a net loss from continuing operations of $78,057 for the quarter ended June 30, 2010.  The increase in net loss from continuing operations resulted primarily from increased General and Administrative Expenses and Related Party Consulting Fees.  These types of expenses will continue to increase, subject to available funding, as we continue with our business plan.

The Company had a net loss from continuing operations for the six months ended June 30, 2011 of $199,541, as compared to a net loss from continuing operations of $161,776 for the six month period ended June 30, 2010.  The increase in the net loss from continuing operations resulted primarily from increased General and Administrative Expenses and Related Party Consulting Fees.  These types of expenses will continue to increase in the future, subject to available funding, as we continue our business plan.

Liquidity and Capital Resources

During the second quarter of 2011, we sold 477,333 shares of restricted common stock for total gross proceeds of $35,800.  See “Part II, Item 2, Unregistered Sale of Equity Securities and Use of Proceeds” below.

WINDGEN ENERGY, INC.

On October 21, 2010, the Company borrowed $50,000 from a third party (the “8% Note Holder”).  The note is due on July 21, 2011 and carries an interest rate of 8% per annum (the “8% Note”).   The 8% Note is convertible after six months at a conversion price of 55% of the market price of the common stock.   On April 25, 2011, the note holder converted $10,000 of its note to 227,273 shares of common stock pursuant to the conversion formula of the note.  On May 4, 2011, the note holder converted $10,000 of its note to 246,914 shares of common stock pursuant to the conversion formula of the note. On May 11, 2011, the note holder converted $10,000 of its note to 278,552 shares of common stock pursuant to the conversion formula of the note. On June 24, 2011, the  note holder converted $12,000 of its note to 476,190 shares of common stock pursuant to the conversion formula of the note. At June 30, 2011, the balance due on this note was $10,000, made up of $8,000 in principal and $2,000 in interest.

On June 30, 2011, the Company borrowed $25,000 from a third party (the “10% Note Holder”). The note is due 120 days from the date of the note and carries an interest rate of 10% per annum (the “10% Note”). In addition to the 10% interest factor, the 10% Note Holder will receive 100,000 shares of the Company's restricted common stock.

The Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s consolidated financial statements for the year ended December 31, 2010.  See Note 1 to the financial statements. The Company’s liquidity shortage will continue through the fourth quarter of 2011. The Company is currently negotiating terms for a new equity line of credit to be used in conjunction with the registration of shares of common stock to be issued by the Company in order to form new capital of up to $7,000,000 over twenty-four months from the effective date of an S-1 Registration Statement in order to implement its business plan in 2011 and 2012.

Implementation of our new business to market wind turbines is contingent upon our ability to acquire new capital in 2011. We currently estimate we will need to generate approximately $3,500,000 of new capital during the remainder of 2011 and first half of 2012 in order to fully implement the Company’s business plan. We also estimate $2,000,000 of new capital would permit us to implement enough of our plan to commence minimal marketing of our wind turbine units in fourth quarter of 2011 and first quarter of 2012.

We intend to acquire new capital during 2011 through the sale of equity or convertible debt or a combination of both in one or more private placements. Presently, we have no final agreement or understanding with any underwriter, investment banker or investor for any financing. There is no assurance we will be able to complete any substantial financing in the future.

Subsequent Events

The lease for the Company’s office premises located at 14550 N. Frank Lloyd Wright Blvd., Suite 100, Scottsdale, Arizona 85260 expired on July 31, 2011. The Company’s new office address is 8432 E. Shea Blvd., Suite 101, Scottsdale, Arizona 85260. The Company’s phone/fax numbers remain unchanged.

On July 5, 2011, the 8% Note Holder converted the remaining $10,000 balance of its note to 393,701 shares of common stock pursuant to the conversion formula of the note. The remaining balance was made up of $8,000 in principal and $2,000 in interest. The note holder agreed to a flat fee of $2,000 for interest and has declared the note paid in full.

WINDGEN ENERGY, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

WINDGEN ENERGY, INC.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 1A.	Risk Factors. Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2011, the Company issued 477,333 shares of restricted common stock for $35,800 to one (1) accredited investors and four (4) non-accredited investor as those terms are defined by SEC Rule 501, pursuant to a Rule 506 private placement we are currently conducting.  These sales were made without public solicitation.  There were no underwriting discounts or commissions paid on these sales of securities.  The proceeds of this offering will be used by the Company for working capital expenses.

On October 21, 2010, the Company borrowed $50,000 from a third party (the “8% Note Holder”).  The note is due on July 21, 2011 and carries an interest rate of 8% per annum (the “8% Note”).   The 8% Note is convertible after six months at a conversion price of 55% of the market price of the common stock.   On April 25, 2011, the note holder converted $10,000 of its note to 227,273 shares of common stock pursuant to the conversion formula of the note.  On May 4, 2011, the note holder converted $10,000 of its note to 246,914 shares of common stock pursuant to the conversion formula of the note. On May 11, 2011, the note holder converted $10,000 of its note to 278,552 shares of common stock pursuant to the conversion formula of the note. On June 24, 2011, the  note holder converted $12,000 of its note to 476,190 shares of common stock pursuant to the conversion formula of the note. At June 30, 2011, the balance due on this note was $10,000, made up of $8,000 in principal and $2,000 in interest.

During the second quarter of 2011, no shares of the Company’s common stock were issued to employees or consultants pursuant to the Company’s 2010 Employee and Consultant Compensation Plan.

Subsequent Events

On July 5, 2011, the 8% Note Holder converted the remaining $10,000 balance of its note to 393,701 shares of common stock pursuant to the conversion formula of the note. The remaining balance was made up of $8,000 in principal and $2,000 in interest. The note holder agreed to a flat fee of $2,000 for interest and has declared the note paid in full.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information. None.

WINDGEN ENERGY, INC.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **
__________________
*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this XBRL-related information shall be deemed to be “furnished” and not “filed.”

WINDGEN ENERGY, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDGEN ENERGY, INC.

Dated: August 15, 2011	By:	/s/ Ronald Conquest
Ronald Conquest Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2011	By:	/s/ Wendy Carriere
Wendy Carriere Secretary/Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)