Form 10-K/A
period 2010-12-31
WINDGEN ENERGY, INC.
filed 2011-08-30
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 of WindGen Energy, Inc. (the “Company”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Form 10-K”), is to file Exhibit 23, which was inadvertently omitted from the Form 10-K, and to update the Part IV, Item 15(a)(3) to include Exhibit 23.  Exhibit 23 is the Consent of Robison, Hill & Co., the Company’s independent registered public accountants, to the incorporation by reference in the Company's Form S-8 Registration Statement #333-168888 of its report dated March 31, 2011 with respect to the audit of the consolidated financial statements of the Company as of December 31, 2010 and 2009, included in the Form 10-K.

All other information contained in the Form 10-K remains unchanged. The Company has not updated the disclosures contained in the  Form 10-K to reflect events that have occurred after March 31, 2011, the filing date of the Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

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

(a) (3)  Exhibits

Exhibit No.	Description

3.1 *	Certificate of Amendment filed with the Nevada Secretary of State on December 16, 2009 (1)
10.1(a) *	Option to Purchase Common Stock between Synergistic Equities Ltd. and Chi Lin Technologies Co., Ltd., dated January 28, 2010 (2)
10.1(b) *	Proxy dated January 28, 2010 between Chi Lin Technology Co., Ltd., Larry Clark and Richard Bruggeman (3)
10.2 *	Joint Development Agreement Amendment between the Company, Chi Lin Technology Co., Ltd., MicroCor, Inc., and Wescor, Inc. (4)
10.3 *	Proxy dated July 20, 2010 between Chi Lin Technology Co., Ltd., Larry Clark and Richard Bruggeman(5)
21 *	Subsidiaries of the Company *
23 **	Consent of Robison, Hill & Co.
31.1 *	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 *	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 *	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2 *	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
__________________
*
These exhibits were previously included or incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31,  2011.

**	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed by the Company on April 15, 2010.
(2)	Incorporated by reference to Exhibit 10.1(e) of the Annual Report on Form 10-K filed by the Company on April 15, 2010.
(3)	Incorporated by reference to Exhibit 10.1(f) of the Annual Report on Form 10-K filed by the Company on April 15, 2010.
(4)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on on June 30, 2010.
(5)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by the Company on August 13, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDGEN ENERGY, INC.

Date: August 30, 2011	By:	/s/ Ronald Conquest

Ronald Conquest Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

	Signature	Date

By:	/s/ Ronald Conquest	August 30, 2011

Ronald Conquest Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ David P. Martin	August 30, 2011

David P. Martin President, Chief Operating Officer and Director (Principal Operating Officer)

By:	/s/ Wendy Carriere	August 30, 2011

Wendy Carriere Secretary/Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)