Form 10-Q
period 2011-09-30
WINDGEN ENERGY, INC.
filed 2011-11-18
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

As of November 18, 2011, 43,938,390 shares of the issuer’s common stock were outstanding.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

WINDGEN ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets:
Cash	$12,621	$33,278
Other Receivable	24,464	20,355
Prepaid Expenses & Other	7,967	50,601
Total Current Assets	45,052	104,234

Licensing Rights - Wind Sail Receptor, Inc.	190,000	190,000

TOTAL ASSETS	$235,052	$294,234

LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities:
Related Party Consulting Fees Payable	139,050	125,500
Accounts Payable	42,317	3,987
Note Payable	25,630	–
Convertible Notes Payable, net of debt discount of $32,943 and $27,273, respectively	27,619	23,451
Preferred Stock Dividends Payable	19,387	17,969
Total Current Liabilities	254,003	170,907

TOTAL LIABILITIES	$254,003	$170,907

STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred Stock, 10,000,000 shares authorized; Series A Cumulative convertible preferred stock, 8% cumulative, $4.50 par value, 1,000,000 shares designated, 5,254 shares outstanding at September 30, 2011 and December 31, 2010, respectively (aggregate liquidation preference of $43,031)	23,644	23,644
Common Stock, $.001 par value: 100,000,000 shares authorized, 43,805,057 and 41,238,429 shares outstanding at September 30, 2011 and December 31, 2010, respectively	43,805	41,238
Additional Paid-In Capital	9,596,292	9,429,263
Stock Subscription Receivable	(10,000)	(10,000)
Accumulated Deficit	(9,672,692)	(9,360,818)

TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(18,951)	123,327

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)	$235,052	$294,234

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
General & Administrative	49,451	25,282	126,634	103,441
Legal & Professional Fees	16,418	26,966	50,227	49,936
Related Party Consulting Fees	30,000	30,000	90,000	90,000
Total Operating Expenses	95,869	82,248	266,861	243,377

INCOME (LOSS) FROM OPERATIONS	(95,869)	(82,248)	(266,861)	(243,377)

OTHER INCOME (EXPENSE)
Interest Income (Expense)	(1,191)	146	(2,468)	(501)
Amortization of debt discount	(13,854)	–	(41,126)	–
Total Other Income (Expense), Net	(15,045)	146	(43,594)	(501)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(110,914)	(82,102)	(310,455)	(243,878)

DISCONTINUED OPERATIONS (Note 7)
Income (Loss) from operations of MicroCor, Inc. (including gain on disposal of $355,000)	–	–	–	343,488

NET INCOME (LOSS)	(110,914)	(82,102)	(310,455)	99,610

PREFERRED STOCK DIVIDENDS	(473)	(1,891)	(1,419)	(5,674)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(111,387)	$(83,993)	$(311,874)	$93,936

NET INCOME (LOSS) PER COMMON SHARE (BASIC & DILUTED)	$0.00	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	43,538,263	36,249,721	42,632,859	35,577,298
DILUTED	43,546,144	36,257,602	42,640,740	35,585,129

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss/Income	$(310,455)	$99,610
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense from debt discount	41,126	–
Related party consulting fee payable	13,550	75,000
Gain on deconsolidation of MicroCor	–	(355,000)
Write-down of other receivable	–	21,119
Prepaid expense	42,634	–
Accounts payable	38,330	12,359
Related party payable	–	(28,445)
Accrued interest payable	2,468	501
Other receivable	(4,110)	(388)
Net cash provided by (used in) Continuing Activities	(176,457)	(175,244)
Net cash provided by (used in) Discontinued Activities	–	7,120
Net cash provided by (used in) Operating Activities	(176,457)	(168,124)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by Investing Activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	70,800	236,423
Proceeds from notes payable	85,000	–
Proceeds from stock subscription receivable	–	7,500
Payments for conversion of preferred stock	–	(15,000)
Payments on notes	–	(11,939)
Payments on notes related party loan	–	(42,143)
Net cash provided by Financing Activities	155,800	174,841

NET INCREASE (DECREASE) IN CASH	(20,657)	6,717
CASH AT BEGINNING OF PERIOD	33,278	14,118
CASH AT END OF PERIOD	12,621	20,835

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the year for interest	$–	$5,418
Cash paid during the year for income taxes	$150	$–

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES:
Stock Subscription Receivable for Exercise of Stock Options	$10,000	$10,000
Related Party Payables Converted to Common Stock	$–	$10,000
Notes Payable Converted to Common Stock	$52,000	$10,875
Conversion of Preferred Stock and Accrued Dividends to Common Stock	$–	$108,416

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

On December 4, 2009, the Company changed its name from InMedica Development Corporation to WindGen Energy, Inc. (“WindGen”).

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

On April 17, 2009, we entered into a license agreement (the “License”) with Wind Sail Receptor, Inc. of Boulder City, Nevada (“WSR”), pursuant to which we were granted the exclusive license to assemble and market WSR’s wind sail receptor energy generation devices using blades of 15 feet or less in length in the United States, Canada, the United Kingdom and Ireland, with nonexclusive rights in the rest of the world except Latin America. Under the License, we must acquire 100 blades from WSR during the first year after WSR is able to manufacture the blades.  WSR is currently in the final stages of selecting the electrical generator that it will connect to the WSR wind turbine blade. WSR believes it will be able to accept orders for the six foot turbine system prior to the end of 2011.

During 2010, the Company issued 1,900,000 shares of the Company’s restricted common stock to WSR in consideration of amending its License.  The proposed amendment to the License Agreement currently in existence between the Company and WSR has not yet been executed. The reasons are various and include, but are not limited to, finalizing details regarding the need for the Company to be involved in assembly of the wind turbines in various license territory outside the US, final pricing that the units will be sold by WSR to the Company, final terms of the product Warranty to be provided by WSR, and possible additional exclusive territory added to the License.  Under the terms of the existing License, the Company intended to use its best efforts to obtain Federal, State, Local, or Private Grant Funds and to share these Grant Funds with WSR up to a sum of $1,000,000. To date the Company has not been successful in obtaining Grant Funds. The proposed amendment also could result in altering the various financial dealings between the two companies. No monetary disputes currently exist between the two companies.  WSR is hopeful that it will begin production of complete wind turbine systems in early 2012.  WSR is currently in the process of finalizing its supply chain relationships for the production of the wind turbine generator/alternator system with various suppliers in China. The wind turbine blade will be made in Nevada USA. WSR still anticipates that the six foot diameter small wind turbine will be available to WindGen in early 2012. WindGen is currently beginning to finalize its distribution network for the Central Wind Belt Region and the Western part of the United States.

We anticipate our first three wind turbine products will have blade diameters of 3, 6 and 12 feet with towers from 25 to 75 feet in height. The first unit to be offered in the market place will be the six foot blade diameter unit. We are currently negotiating terms for the formation of the working capital required to bring our first products to market at some point in early 2012. The progress of the Company in marketing its new small wind turbine products is dependent on obtaining additional capital.

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS (Continued)

Nature of Operations (Continued)

To date during 2011, WSR has been developing a well-organized approach to the manufacturing/assembly process to assure high-quality, rapid-development cycles and overall competiveness.  The Generator/Alternators will be manufactured by an experienced wind turbine generator/alternator manufacturer located in China. WSR will also be responsible for the manufacture of the critical blade component at its plant near Boulder City, Nevada.  At this time qualified suppliers have been identified for all of the non-blade components for our products.

To launch into the important rural small wind turbine market in the central wind belt and the western part of the United States (our initial marketing objective), we hope to join forces with some excellent partners and distributorships.  We intend to recruit existing well established wind turbine distributors currently representing our competitors.  In addition, we are currently in contact with various major name brand farm equipment dealers who have a well-established rural network of dealers throughout America, all with the ability to provide excellent sales, installation, and maintenance services.  We also plan to sell distributorships to other existing service-oriented organizations such as cell tower installers and established Oil field service/supply organizations

WSR is currently in the process of finalizing its six foot diameter wind turbine system that should be available in early 2012.  Subject to availability of adequate capital, product roll out could follow quickly in the central wind belt and the western part of the United States.

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company generated negative cash flows from operations of $176,457 and $168,124 for the nine month periods ended September 30, 2011 and 2010, respectively, and net losses from continuing operations of $310,455 and $243,878 for the nine month periods ended September 30, 2011 and 2010, respectively.   As of September 30, 2011, the Company had an accumulated deficit of $9,672,692 and a working capital deficit of $208,951. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.  Management’s operating plan includes pursuing additional fund raising as well as putting in place all the initial requirements in anticipation of the Company beginning operations and generating revenue in early 2012.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At September 30, 2011 and 2010, respectively, there were 7,881 and 7,881 potentially dilutive common stock equivalents.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

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

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS (Continued)

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including receivables, accounts payable, accrued liabilities, and notes payable at September 30, 2011 and December 31, 2010, approximates their fair values due to the short-term nature of these financial instruments.

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

On October 21, 2010, the Company borrowed $50,000 from a third party (the “8% Note Holder”).  The note was due on July 21, 2011 and carried an interest rate of 8% per annum (the “8% Note”).   The 8% Note was convertible after six months at a conversion price of 55% of the market price of the common stock.   On April 25, 2011, the note holder converted $10,000 of its note to 227,273 shares of common stock pursuant to the conversion formula of the note.  On May 4, 2011, the note holder converted $10,000 of its note to 246,914 shares of common stock pursuant to the conversion formula of the note. On May 11, 2011, the note holder converted $10,000 of its note to 278,552 shares of common stock pursuant to the conversion formula of the note. On June 24, 2011, the note holder converted $12,000 of its note to 476,190 shares of common stock pursuant to the conversion formula of the note.  On July 5, 2011, the 8% Note Holder converted the remaining $10,000 balance of its note to 393,701 shares of common stock pursuant to the conversion formula of the note. The remaining balance was made up of $8,000 in principal and $2,000 in interest. The note holder agreed to a flat fee of $2,000 for interest and has declared the note paid in full.

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – NOTES PAYABLE (Continued)

On June 30, 2011, the Company borrowed $25,000 from a third party (the “10% Note Holder”). The note is due 120 days from the date of the note and carries an interest rate of 10% per annum (the “10% Note”). In addition to the 10% interest factor, the 10% Note Holder will receive 100,000 shares of the Company's restricted common stock. The company has extended the due date of the note for an additional 90 days in consideration of an additional 25,000 shares. All shares will be issued upon the maturity of the note.  At September 30, 2011, $25,630 was due on this note.

On July 12, 2011, the Company borrowed $25,000 from a third party (the “8% Note Holder”).  The note is due on April 5, 2012 and carries an interest rate of 8% per annum (the “8% Note #1”).   The 8% Note #1 is convertible after six months at a conversion price of 58% of the market price of the common stock. The Company has the option to prepay the note at any time and does not intend for the note holder to convert the note to common shares of the Company.   Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the commitment date of July 12, 2011.  At that date, the market price of the stock was $.055, the conversion price would have been $.0319, and the note would have been convertible into 783,699 shares of common stock.    The intrinsic value was calculated to be $18,160, which was recorded to debt discount and to additional paid-in capital.  The debt discount is being amortized to interest expense over six months.  At September 30, 2011, the remaining debt discount was $9,080.

On September 12, 2011, the Company borrowed an additional $35,000 from the 8% Note Holder.  The note is due on June 6, 2012 and carries an interest rate of 8% per annum (the “8% Note #2”).   The 8% Note #2 is convertible after six months at a conversion price of 55% of the market price of the common stock. The Company has the option to prepay the note at any time and does not intend for the note holder to convert the note to common shares of the Company.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the commitment date of September 12, 2011.  At that date, the market price of the stock was $.08, the conversion price would have been $.044, and the note would have been convertible into 795,455 shares of common stock.    The intrinsic value was calculated to be $28,636, which was recorded to debt discount and to additional paid-in capital.  The debt discount is being amortized to interest expense over six months.  At September 30, 2011, the remaining debt discount was $23,863.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value (the “Common Stock”), of which approximately 43,805,057 shares were issued and outstanding on September 30, 2011.  All presently outstanding shares are duly authorized, fully-paid and non-assessable.  Each share of the Common Stock is entitled to one vote on all matters to be voted on by the shareholders, such as the election of certain directors and other matters that directly impact the rights of the holders of such class. There is no cumulative voting in the election of directors. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore. In the event of any dissolution, winding up or liquidation of the Company, the shares of Common Stock will share ratably in all the funds available for distribution after payment of all debts and obligations. The holders of Common Stock are subject to any rights that may be fixed for holders of preferred stock as designated upon issuance.

On December 4, 2009, the Company changed its total authorized common shares from 40,000,000 to 100,000,000 shares.

During 2009, the Company issued 15,000,000 shares of common stock for cash of $95,000 and a stock subscription receivable of $17,500.  The stock issuances were the result of the exercise of a stock purchase option agreement with Law Investments CR, S.A., a Costa Rica corporation.  During 2010, $7,500 was paid toward the subscription receivable, leaving a balance of $10,000 at September 30, 2011.

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – COMMON STOCK (Continued)

During 2010, the Company issued 4,222,969 shares of common stock for cash of $316,423 pursuant to the Company’s Private Placement Memorandum.

During 2010, the Company completed the conversion of three of the four existing 8% Series A cumulative preferred shareholders by issuing 246,834 of the Company’s restricted common shares at a price of $0.50 per share plus a $5,000 cash payment to each preferred shareholder. The conversion of these preferred shares reduced the dividends payable from $64,309 at December 31, 2009 to $17,969 at December 31, 2010.  As of September 30, 2011, the total dividends payable on the remaining shares of Series A cumulative preferred is $19,387.

During 2010, the Company issued 254,133 shares of the Company’s restricted common stock for the conversion of debt in the amount of $20,875.

During 2010, the Company issued 1,900,000 shares of the Company’s restricted common stock to Wind Sail Receptor in consideration of an amendment to the Company’s 2009 License Agreement with Wind Sail Receptor.  The shares were value at $.10 per share.

During 2010, the Company registered 3,000,000 shares of its common stock pursuant to regulation S-8. As of December 31, 2010, 700,000 of these shares had been issued for consulting services valued at $63,000.  The consulting services were originally recorded as a prepaid expense.  As of December 31, 2010, the prepaid expense related to this stock issuance was $47,250.  At September 30, 2011, the prepaid expense related to this stock was $63,000.

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

During the second quarter of 2011, the Company issued 1,228,929 shares of restricted common stock for the conversion of debt in the amount of $42,000.

During the third quarter of 2011, the Company issued 393,701 shares of restricted common stock for the conversion of debt in the amount of $10,000.

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

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – PREFERRED STOCK (Continued)

During 2010, the Company completed the conversion of three of the four existing 8% Series A cumulative preferred shareholders by issuing 246,834 of the Company’s restricted common shares at a price of $0.50 per share plus a $5,000 cash payment to each preferred shareholder. The conversion of these preferred shares reduced the dividends payable from $64,309 at December 31, 2009 to $17,969 at December 31, 2010.  As of September 30, 2011, the total dividends payable on the remaining shares of Series A cumulative preferred is $19,387.

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

NOTE 6 – EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	For the Quarters Ended
	September 30,
	2011	2010

Net Income (Loss)	$(110,914)	$(82,102)
Less: preferred dividends	(473)	(1,891)

Income (Loss) available to common stockholders used in basic EPS	$(111,387)	$(83,993)

Convertible preferred stock	473	1,891
Convertible notes payable	–	–
Income (Loss) available to common stockholders after assumed
conversion of dilutive securities	$(110,914)	$(82,102)

Weighted average number of common shares used in basic EPS	43,538,263	36,249,721
Effect of dilutive securities:
Convertible preferred stock	7,881	7,881
Convertible notes payable	–	–
Options	–	–
Weighted average number of common shares and dilutive potential
common stock used in diluted EPS	43,546,144	36,257,602

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

Operating results of this discontinued operation for the nine months ended September 30, 2011 are shown separately in the accompanying consolidated statement of operations.  The operating statement for the nine months ended September 30, 2010 has been restated to conform with the current year’s presentation and are also shown separately.  The operating results of this discontinued operation for the nine months ended September 30, 2011 and 2010 consist of:

	For the Nine Months Ended
	September 30,
	2011	2010

Sales	$–	$–
General and administrative	–	–
Legal and professional	–	–
Interest Expense	–	–
Gain on deconsolidation of MicroCor	–	355,000
Net Income (Loss) attributable to noncontolling interest	–	(11,512)
Net Income (Loss) from discontinued operations	$–	$343,488

Operating results of this discontinued operation for the three months ended September 30, 2011 are shown separately in the accompanying consolidated statement of operations.  The operating statement for the three months ended September 30, 2010 has been restated to conform with the current year’s presentation and are also shown separately.  The operating results of this discontinued operation for the three months ended September 30, 2011 and 2010 consist of:

For the Three Months Ended
September 30,
	2011	2010

Sales	$–	$–
General and administrative	–	–
Legal and professional	–	–
Interest Expense	–	–
Gain on deconsolidation of MicroCor	–	–
Net Income (Loss) attributable to noncontolling interest	–	–
Net Income (Loss) from discontinued operations	$–	$–

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – RELATED PARTY TRANSACTIONS

During 2009, the Company accrued consulting expenses of $60,000 from officers of the Company.  During 2010, the Company accrued additional consulting expenses from officers of $65,000. During the nine months ended September 30, 2011, the Company accrued additional consulting expenses from officers of $13,550.

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

NOTE 10 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of ASC 740 did not have a material impact on the Company’s condensed consolidated financial position and results of operations. At September 30, 2011, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest Expense, Net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses.” The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2010.  In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2007. The following describes the open tax years, by major tax jurisdiction, as of September 30, 2011:

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 – UNCERTAIN TAX POSITIONS (Continued)

United States (a)	2007 – Present
__________
(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 11 – NEW OFFICE LEASE

The lease for the Company’s office premises located at 14550 N. Frank Lloyd Wright Blvd., Suite 100, Scottsdale, Arizona 85260 expired on July 31, 2011. The Company’s new office address is 8432 E. Shea Blvd., Suite 101, Scottsdale, Arizona 85260. The Company is leasing approximately 400 square feet at the new address on a month-to-month basis at a rent of $500 per month, effective September 1, 2011.  The landlord is currently accruing the rent and the Company may pay the accrued rent in restricted stock at some time in the future.

NOTE 12 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after December 31, 2010, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through September 30, 2011, which is the date on which the financial statements were issued.

On November 7, 2011, the Company issued 133,333 shares of restricted common stock at $0.075 per share for total proceeds of $10,000 to one (1) accredited investor, as that term is defined by SEC Rule 501, pursuant to a Rule 506 private placement we are currently conducting. These sales were made without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities. The proceeds of this offering will be used by the Company for working capital expenses.

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

New Company Focus: Wind Energy

With new management, we have refocused the Company on wind energy devices.  On April 17, 2009, we entered into a license agreement (the “License”) with Wind Sail Receptor, Inc. of Boulder City, Nevada (“WSR”), pursuant to which we were granted the exclusive license market WSR’s wind sail receptor energy generation devices using blades of 15 feet or less in length in the United States, Canada, the United Kingdom and Ireland, with nonexclusive rights in the rest of the world except Latin America. Under the License, we must acquire 100 blades from WSR during the first year after WSR is able to manufacture the blades.  WSR is currently in the final stages of selecting the electrical generator that it will connect to the WSR wind turbine blade. WSR has tested generators from three different manufactures and will make a final determination no later than the end of 2011. The first wind turbine system to be marketed by the WindGen will have a rotor diameter of six feet. Testing has shown that the WSR blade design is capable of powering a larger (greater electrical output) wind generator/alternator than originally anticipated thus increasing the potential for the Company to have a distinct advantage over the competition.

During 2010, the Company issued 1,900,000 shares of the Company’s restricted common stock to WSR in consideration of amending its License.  The proposed amendment to the License Agreement currently in existence between the Company and WSR has not yet been executed. The reasons are various and include, but are not limited to, finalizing details regarding the need for the Company to be involved in assembly of the wind turbines in various License territories outside the US, final pricing that the units will be sold by WSR to the Company, final terms of the product Warranty to be provided by WSR, and possible additional exclusive territory added to the License.  Under the terms of the existing License, the Company intended to use its best efforts to obtain Federal, State, Local, or Private Grant Funds and to share these Grant Funds with WSR up to a sum of $1,000,000. To date the Company has not been successful in obtaining Grant Funds. The proposed amendment also could result in altering the various financial dealings between the two companies. No monetary disputes currently exist between the two companies.  WSR is currently in the process of finalizing its supply chain relationships for the production of the wind turbine generator/alternator system with various suppliers in China. The wind turbine blade will be made in Nevada USA. WSR still anticipates that the six foot diameter small wind turbine will be available to WindGen in early 2012. WindGen is currently beginning to finalize its distribution network for the Central US Wind Belt Area as well as the Western US.

WINDGEN ENERGY, INC.

We anticipate our first three wind turbine products will have blade diameters of 3, 6 and 12 feet with towers from 25 to 75 feet in height. The first unit to be offered in the market place will be the six foot blade diameter unit. We are currently negotiating terms for the formation of the working capital required to bring our first products to market in early 2012. The progress of the Company in marketing its new small wind turbine products is dependent on obtaining additional capital.

Assembly and Marketing

To date during 2011, WSR has been developing a well-organized approach to the manufacturing/assembly process to assure high-quality, rapid-development cycles and overall competiveness.  The generator/alternators will be manufactured by an experienced wind turbine generator/alternator manufacturer located in China. WSR will also be responsible for the manufacture of the critical blade component at its plant near Boulder City, Nevada.  At this time all major supply chain vendors have been identified for all of the non-blade and generator/alternator components for our products.

To launch into the important rural small wind turbine market in the central wind belt and the western part of the United States (our initial marketing objective), we hope to join forces with some excellent partners and distributorships.  We intend to recruit existing well established wind turbine distributors currently representing our competitors.  In addition, we are currently in contact with various major name brand farm equipment dealers who have a well-established rural network of dealers throughout America, all with the ability to provide excellent sales, installation, and maintenance services.  We also plan to sell distributorships to other existing service-oriented organizations such as cell tower installers and oil field service and supply companies.

WSR is currently in the process of finalizing the six foot diameter wind turbine system that should be available in early 2012.  Subject to availability of adequate capital, product roll out could follow quickly in the central wind belt and the western part of the United States.

Results of Operations

The Company had an accumulated deficit of $9,672,692 as of September 30, 2011.  No revenues from operations were received during the three and nine months ended September 30, 2011 and 2010.

The Company had a net loss from continuing operations of $110,914 for the quarter ended September 30, 2011, compared to a net loss from continuing operations of $82,102 for the quarter ended September 30, 2010.  The increase in net loss from continuing operations resulted primarily from on going General and Administrative Expenses, Related Party Consulting Fees, and Marketing efforts to attract qualified dealer/distributors. These types of expenses will continue to increase, subject to available funding, as we continue implementing our business plan.

The Company had a net loss from continuing operations for the nine months ended September 30, 2011 of $310,455, as compared to a net loss from continuing operations of $243,878 for the nine month period ended September 30, 2010.  The increase in the net loss from continuing operations resulted primarily from increased General and Administrative Expenses, Marketing Expenses, and Related Party Consulting Fees.  These types of expenses will continue to increase in the future, subject to available funding, as we continue implementing our business plan.

WINDGEN ENERGY, INC.

Liquidity and Capital Resources

During the third quarter of 2011, we sold no shares of restricted common stock. See “Part II, Item 2, Unregistered Sale of Equity Securities and Use of Proceeds” below.

On October 21, 2010, the Company borrowed $50,000 from a third party (the “8% Note Holder”).  The note was due on July 21, 2011 and carried an interest rate of 8% per annum (the “8% Note”).   The 8% Note was convertible after six months at a conversion price of 55% of the market price of the common stock.   On April 25, 2011, the note holder converted $10,000 of its note to 227,273 shares of common stock pursuant to the conversion formula of the note.  On May 4, 2011, the note holder converted $10,000 of its note to 246,914 shares of common stock pursuant to the conversion formula of the note. On May 11, 2011, the note holder converted $10,000 of its note to 278,552 shares of common stock pursuant to the conversion formula of the note. On June 24, 2011, the note holder converted $12,000 of its note to 476,190 shares of common stock pursuant to the conversion formula of the note.  On July 5, 2011, the 8% Note Holder converted the remaining $10,000 balance of its note to 393,701 shares of common stock pursuant to the conversion formula of the note. The remaining balance was made up of $8,000 in principal and $2,000 in interest. The note holder agreed to a flat fee of $2,000 for interest and has declared the note paid in full.

On June 30, 2011, the Company borrowed $25,000 from a third party (the “10% Note Holder”). The note is due 120 days from the date of the note and carries an interest rate of 10% per annum (the “10% Note”). In addition to the 10% interest factor, the 10% Note Holder will receive 100,000 shares of the Company's restricted common stock. The note holder has agreed to extend the due date of the note for 90 days in consideration of an additional 25,000 shares. All shares will be issued upon the maturity of the note.

On July 12, 2011, the Company borrowed $25,000 from a third party (the “8% Note Holder”).  The note is due on April 5, 2012 and carries an interest rate of 8% per annum (the “8% Note #1”).   The 8% Note #1 is convertible after six months at a conversion price of 58% of the market price of the common stock. The Company has the option to prepay the note at any time and does not intend for the note holder to convert the note to common shares of the Company.

On September 12, 2011, the Company borrowed an additional $35,000 from the 8% Note Holder.  The note is due on June 6, 2012 and carries an interest rate of 8% per annum (the “8% Note #2”).   The 8% Note #2 is convertible after six months at a conversion price of 55% of the market price of the common stock. The Company has the option to prepay the note at any time and does not intend for the note holder to convert the note to common shares of the Company.

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

Implementation of our new business to market wind turbines is contingent upon our ability to acquire new capital in 2011 and 2012. We currently estimate we will need to generate approximately $3,500,000 of new capital during the remainder of 2011 and first half of 2012 in order to fully implement the Company’s business plan. We also estimate $2,000,000 of new capital would permit us to implement enough of our plan to commence minimal marketing of our wind turbine units in the first quarter of 2012.

WINDGEN ENERGY, INC.

We intend to acquire new capital during 2011 and 2012 through the sale of equity or convertible debt or a combination of both in one or more private placements. Presently, we have no final agreement or understanding with any underwriter, investment banker or investor for any financing. There is no assurance we will be able to complete any substantial financing in the future.

New Office Location

The lease for the Company’s office premises located at 14550 N. Frank Lloyd Wright Blvd., Suite 100, Scottsdale, Arizona 85260 expired on July 31, 2011. The Company’s new office address is 8432 E. Shea Blvd., Suite 101, Scottsdale, Arizona 85260. The Company’s phone number remained unchanged.  The Company’s new fax number is 1-888-480-2543.  The Company is leasing approximately 400 square feet at the new address on a month-to-month basis at a rent of $500 per month, effective September 1, 2011.  The landlord is currently accruing the rent and the Company may pay the accrued rent in restricted stock at some time in the future.

Subsequent Events

On November 7, 2011, the Company issued 133,333 shares of restricted common stock at $0.075 per share for total proceeds of $10,000 to one (1) accredited investor, as that term is defined by SEC Rule 501, pursuant to a Rule 506 private placement we are currently conducting.  See “Part II, Item 2, Unregistered Sale of Equity Securities and Use of Proceeds” below.

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

During the third quarter of 2011, the Company did not issue shares of restricted common stock.

On October 21, 2010, the Company borrowed $50,000 from a third party (the “8% Note Holder”).  The note was due on July 21, 2011 and carried an interest rate of 8% per annum (the “8% Note”).   The 8% Note was convertible after six months at a conversion price of 55% of the market price of the common stock.   On April 25, 2011, the note holder converted $10,000 of its note to 227,273 shares of common stock pursuant to the conversion formula of the note.  On May 4, 2011, the note holder converted $10,000 of its note to 246,914 shares of common stock pursuant to the conversion formula of the note. On May 11, 2011, the note holder converted $10,000 of its note to 278,552 shares of common stock pursuant to the conversion formula of the note. On June 24, 2011, the note holder converted $12,000 of its note to 476,190 shares of common stock pursuant to the conversion formula of the note.  On July 5, 2011, the 8% Note Holder converted the remaining $10,000 balance of its note to 393,701 shares of common stock pursuant to the conversion formula of the note. The remaining balance was made up of $8,000 in principal and $2,000 in interest. The note holder agreed to a flat fee of $2,000 for interest and has declared the note paid in full.

During the third quarter of 2011, no shares of the Company’s common stock were issued to employees or consultants pursuant to the Company’s 2010 Employee and Consultant Compensation Plan.

Subsequent Events

On November 7, 2011, the Company issued 133,333 shares of restricted common stock at $0.075 per share for total proceeds of $10,000 to one (1) accredited investor, as that term is defined by SEC Rule 501, pursuant to a Rule 506 private placement we are currently conducting. These sales were made without public solicitation. There were no underwriting discounts or commissions paid on these sales of securities. The proceeds of this offering will be used by the Company for working capital expenses.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information. None.

WINDGEN ENERGY, INC.

Item 6.	Exhibits

Exhibit No.	Description

31.1*	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document **
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document **
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document **
__________________
*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this XBRL-related information shall be deemed to be “furnished” and not “filed.”

WINDGEN ENERGY, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDGEN ENERGY, INC.

Dated: November 18, 2011	By:	/s/ Ronald Conquest
Ronald Conquest Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: November 18, 2011	By:	/s/ Wendy Carriere
Wendy Carriere Secretary/Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)