Form 10-K
period 2011-12-31
WINDGEN ENERGY, INC.
filed 2012-04-13
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 0-12968

WINDGEN ENERGY, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0397815
(State of Incorporation)	(I.R.S. Employer Identification No.)

8432 E. Shea Blvd., Suite 101
Scottsdale, Arizona 85260
(Address of principal executive offices)

(480) 991-9500
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, $0.001 par value	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates:  $1,567,252 based on 39,181,302 non-affiliate shares outstanding at $0.04 per share, which is the closing bid price of the common shares as of April 9, 2012.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,377,815 shares of common stock, $0.001 par value, as of April 9, 2012.

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

Overview

WindGen Energy, Inc. ( “WindGen” or the “Company”) was incorporated as a Utah corporation on June 16, 1983 under the name of InMedica Development Corporation.  On December 4, 2009, a majority of the Company’s shareholders executed a consent resolution to amend the Company’s Articles of Incorporation to change the Company’s name to WindGen Energy, Inc. (“WindGen” or the “Company”) and to increase the number of authorized common stock shares from 40,000,000 to 100,000,000.  A Certificate of Amendment for such amendments was filed by the Company with the Secretary of State of Utah effective on December 16, 2009.  The name change and the new trading symbol, “WGEI,” was approved by FINRA on March 16, 2010.

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

As a result of the Company transferring shares in MicroCor to Wescor pursuant to the Amendment, the Company’s ownership in MicroCor became only 49.0%.  Therefore, the financial statements of MicroCor are no longer consolidated into and reported with the financial statements of the Company.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” below.

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

On September 10, 2010, Chi Lin entered into a Stock Purchase and Escrow Agreement with The John Galt Society, LLC, a Washington limited liability company (“JGS”) and Brook Technologies, Inc., a Canadian corporation (“BT”), for JGS and BT to purchase the 6,043,704 issued and outstanding shares of common stock of the Company owned by Chi Lin and the 425,000 shares of common stock owned by Chi Lin in MicroCor (collectively, the “Chi Lin Shares”) for the aggregate sum of $128,000 US. The transaction was completed on or about October 27, 2010, with JGS acquiring 3,000,000 shares of the common stock of the Company and BT acquiring 3,043,704 shares of the common stock of the Company, plus the 425,000 shares of MicroCor.

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

Plan of Operation

In January 2008, the Company’s plan of operation was to continue to work cooperatively with MicroCor and Wescor in the development of the Company’s portable Hematocrit device.  In late 2008, Wescor ceased all research and development efforts on the Hematocrit technology.  On June 24, 2010, the Company entered into an agreement with MicroCor, Chi Lin and Wescor, whereby the Company transferred 230,000 shares of MicroCor common stock owned by the Company to Wescor, reducing the Company’s holdings in MicroCor from 1,700,000 common shares to 1,470,000 common shares.  The Company’s percentage of ownership of MicroCor was reduced from approximately 57% to 49%. Since the Company’s ownership percentage is below 50%, MicroCor’s financial statements are no longer consolidated with the Company’s financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” below. Development of the Hematocrit device remains dormant but has not been abandoned.

New Company Focus

Wind Energy

Since January 2009, management has refocused the Company on wind energy devices.  On April 17, 2009, we entered into a license agreement (the “License Agreement”) with Wind Sail Receptor, Inc. of Boulder City, Nevada (“WSR”), pursuant to which we were granted the exclusive license to assemble and market WSR’s wind sail receptor energy generation devices using blades of 15 feet or less in length in the United States, Canada, the United Kingdom and Ireland, with nonexclusive rights in the rest of the world except Latin America. Under the License Agreement, we were to acquire 100 blades from WSR during the first year after WSR is able to manufacture the blades.

During 2010, the Company issued 1,900,000 shares of the Company’s restricted common stock to WSR in consideration of amending the License Agreement.  The proposed amendment to the License Agreement between the Company and WSR was not executed. The reasons are various and include, but are not limited to, finalizing details regarding the need for the Company to be involved in assembly of the wind turbines in various license territories outside the US, final pricing that the units will be sold by WSR to the Company, final terms of the product Warranty to be provided by WSR, and possible additional exclusive territory added to the License.  Under the terms of the existing License Agreement, the Company intended to use its best efforts to obtain Federal, State, Local, or Private Grant Funds and to share these Grant Funds with WSR up to a sum of $1,000,000. To date the Company has not been successful in obtaining Grant Funds. No monetary disputes currently exist between the two companies.

WSR is currently in the process of finalizing its supply chain relationships for the production of the wind turbine generator/alternator system with various suppliers in China and India. The wind turbine blade will be made in Nevada USA. WSR still anticipates that the six foot blade diameter small wind turbine will be available to WindGen in 2012.

We anticipate our first three wind turbine products will have blade diameters of three, six and twelve feet with towers from 25 to 75 feet in height. The first unit to be offered in the market place will be the six foot blade diameter unit.

On March 20, 2012, the Company entered into two new agreements with WSR.  These two agreements replaced the exclusive sales and distribution License Agreement previously held by the Company. One agreement is a perpetual royalty agreement whereby WSR will pay to the Company a royalty on each Wind Sail Receptor Small Wind Turbine System sold in the United States and Canada.  The royalty amounts payable are $250 for three foot blade diameter units sold, $500 for six foot blade diameter units sold and $1,500 for twelve foot blade diameter units sold. WSR has ordered its first 100 six foot blade diameter units and has indicated they will be ready for sale some time during May 2012.  Once the six foot blade diameter units begin selling, the Company will receive the royalty income on a monthly basis. WSR has indicated it expects to have the twelve foot blade diameter units available for sale by the fourth quarter of 2012.  Once the sale of the twelve foot blade diameter units begins, the royalty income to the Company will significantly increase. A further provision of the new agreement with WSR returns the 1,900,000 restricted shares of the Company’s Common Stock. These shares will be canceled on the books and records of the Company reducing the total issued and outstanding shares of the Company’s Common Stock. The second agreement awarded the Company a dealership for the exclusive sale and distribution of the Wind Sail Receptor Small Wind Turbines with a blade diameter not to exceed twelve feet for the United Kingdom and the Republic of Ireland. The Company anticipates that at some point during 2012 it will enter into a joint venture in the two territories for the sale, distribution and installation of the small wind turbine systems.

Other Alternative Energy Products

Management of the Company is also considering additional products in the alternative energy field in the future.  At such time as management determines that there are other products which the Company may purchase and/or distribute, the Company may change its name in order to better reflect its development of a broader base of clean alternative energy products more clearly.  The Company is currently involved in discussions with a California based energy storage company involving lithium-ion batteries.

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

The availability of low cost fuels and energy to individuals and businesses is coming to an end. It is inevitable that energy prices are going to rise and that energy security will become an increasing political issue around the world. The reliance on fossil fuels is not only unsustainable due to energy price rises but also the impact they have on the climate due to CO2 increases affecting global warming.

Wind Power Industry

The major application of wind power is electricity generation from large grid-connected wind farms. However, small wind turbines are now benefitting from many of the same high-growth factors driving large turbines, which include:

•	Persistent, high energy costs;
•	Improved technology leading to significantly more efficient turbines;
•	Federal and state incentive programs;
•	Heightened consumer education and public awareness of the technology and its attributes; and
•	Increased public concern for environmental issues.

As set forth in the American Wind Energy Association (“AWEA”) Small Wind Turbine Industry Roadmap (the “AWEA Roadmap”), a 20-year industry plan for small wind turbine technology, small wind turbines can be a meaningful contributor to our energy security, strategic technology, and long-term economic growth. Small wind turbines are a “distributed” generation source with a very attractive near-term potential for low-cost, rapid growth. Small wind turbines provide a cushion against electricity price increases and can mitigate our dependence on fossil fuels and foreign energy supplies while providing distinct benefits to our domestic economy. For homes and other structures built in remote locations requiring electricity, a small wind energy system can help avoid the high costs of extending utility power lines to the site.

The long-term industry vision is of a major new category of home energy appliance. Small wind systems can make a significant contribution to our nation’s energy security and our gross national product as well as our energy supply. In the process, this technology will also give the public more energy choices and make electricity markets more competitive. The AWEA Roadmap estimates that turbine sales will increase, and by 2020, small wind turbines could contribute 3%, or 50,000 megawatts (“MW”), to America’s electric supply. Although wind turbines large enough to provide a significant portion of the electricity needed by the average U.S. home generally require one acre of property or more, approximately 21 million U.S. homes are built on one-acre and larger sites, and 24% of the U.S. population lives in rural areas.  These homes, as well as small commercial enterprises, could effectively use small wind systems if the economics were favorable, making small wind power a potential multi-billion dollar industry in the United States.

United States

The use of wind power in the United States has expanded quickly over the last several years. Pursuant to the Fourth Quarter 2011 Market Report published by the AWEA, construction of new wind power generation capacity in 2011 totaled 6,810 megawatts (“MW”), a 31% increase from 2010 total installations. These projects were installed across 30 U.S. states, using 23 different turbine manufacturers. The fourth quarter alone saw 3,444 MW commissioned – more than the first three quarters of the year combined.  The cumulative installed wind capacity in the U.S. grew 17% from 2010, and now totals 46,919 MW. According to the Electric Power Monthly data for December 2011, published by the U.S. Department of Energy (“DOE”), Energy Information Administration, in 2011 the electricity produced from wind power in the US amounted to 120 terawatt-hours (“TWh”) or 2.9% of all electric power. Fourteen states have installed over 1,000 MW of wind capacity, and a total of 37 states now have installed at least some utility-scale wind power. Texas, with 10,337 MW of capacity, has the most installed wind power capacity of any state, followed by Iowa with 4,322 MW.

The DOE’s report, 20% Wind Energy by 2030: Increasing Wind Energy’s Contribution to U.S. Electricity Supply, found that reaching a level of 20% wind energy by 2030 was feasible under one closely examined scenario. Included in the report is an examination of America’s technological and manufacturing capabilities, the future costs of energy sources, U.S. wind energy resources, and the environmental and economic impacts of wind development. Under the 20% wind scenario, installations of new wind power capacity would increase to more than 16,000 MW per year by 2018, and continue at roughly that rate through 2030. A total of 300,000 MW of land-based and offshore wind power capacity would have to be installed to meet that level of electricity production.

Worldwide

In spite of the global economic crisis, investment in new wind turbines continues worldwide. According to the Small Wind World Report 2012 Summary (the “WWEA 2012 Summary”) published by the World Wind Energy Association (“WWEA”), as of the end of 2011, the total global installed wind capacity reached 239 GW, with an output accounting for 3% of the total generation capacity in the world.

The European Union (“EU”) is also a strong market, reflecting a greater environmental consciousness and higher energy costs. All EU countries have signed the Kyoto Accords and have begun to implement policies to meet environmental commitments under the agreements.

According to the European Wind Energy Association (“EWEA”), the EU has set a binding target of 20% of its energy supply to come from wind and other renewable sources by 2020. In order to achieve this 20% energy target, more than one-third of the European electrical demand would have to come from renewables, with wind power expected to deliver 14% to18%.

Electricity is a major contributor in meeting global goals for economic development, poverty alleviation, social development, health, and environmental quality. In many countries, especially developing countries, off-grid small wind power is an efficient and key solution to solve problems of power supply in remote regions of electricity shortage. “Access to Electricity” initiatives support collaborative efforts between private and public sector groups for electrical development. Policy makers in developing countries have strong motivation to provide power to rural areas, to upgrade the lives of their people and to facilitate the creation of small businesses that encourage people to stay in their villages instead of migrating to large cities. The demand for village electrification programs in developing countries is expected to be strong. A source of funding for this market comes from the availability of CO2 abatement credits to companies for installation of renewable energy equipment in developing countries - part of the Kyoto Accords treaty.

Following the shift of the energy sector from a centralized energy grid to an ideal distributed network, small wind systems and its hybrid applications are playing an increasingly important role. With the support of the smart grid technology, small wind turbines can now be connected to the power grid from the consumer end and contribute to the stabilization of the power grid. Small wind application and hybrid technologies have already been put into practice in many countries with good market prospects.

Based on information provided to the WWEA, taking into account that some of the countries only provide rough data that contains uncertainties, as of the end of 2009, a cumulative total of 521,102 small wind turbines were installed, over 60,000 of which were newly installed that year with a sales revenue over $215 million. Until the end of 2010, the world total cumulative installed small wind systems reached 656,084 units, demonstrating a 26% growth from 2009 and generating approximately a total of over 382 gigawatt-hour (“GWh”) in annual energy production worldwide. The total installed capacity around the world has reached 443.3 MW as of the end of 2010. The United States is responsible for approximately 40% of the installed capacity with a total of 179 MW. The accomplishment of the United States is attributed to the vast market supported by nearly 30 different types of supportive renewable energy policies and financial aid schemes of small wind projects from all levels of government.

Small Wind Turbines

Small wind turbines are defined by the National Renewable Energy Laboratory (“NREL”) of the DOE as having rated capacities of 100 kilowatts and less.  Small wind energy systems are one of the most cost-effective home or business-based renewable energy systems. Depending on the wind resource, a small wind energy system can lower electricity bills by 50% to 90%, help avoid the high costs of extending utility power lines to remote locations and prevent power interruptions.

Higher turbine and blade performance, the availability of federal and state incentives, and the rising cost of traditional energy sources have significantly reduced the payback period for investments in small wind turbines.  A well-designed wind energy system can provide many years of cost-effective, clean and reliable electricity. These factors are driving rapid growth in sales of small wind turbine systems and the market is expected to continue strong growth through the next decade.  According to the WWEA 2012 Summary, among all the renewable energy sectors, wind energy proves to be a relatively matured technology and has tremendous potential in commercialization and mass production. The industrial scale still remains much smaller compared to that of large-scale wind power and great potential awaits to be exploited.

Small wind turbines utilize wind energy to produce clean, affordable, emissions-free power, and to reduce pollution, help achieve energy independence by decreasing dependence on foreign oil and protect the environment. They create dependable energy in areas without grid power or where the electric grid is unstable, which can lower operating costs over diesel generators and provide sustainable power where the power grid is not available.  Some of the uses are as follows:

•	Big box stores
•	City road lighting
•	Community wind projects/companies
•	Industrial complexes
•	Islands
•	Large commercial farms and ranches
•	Manufacturing facilities
•	Marine and recreational
•	Mobile communication base stations
•	Municipal electric utilities
•	Offshore aquaculture and oil platforms
•	Public buildings and facilities
•	Remote monitoring sites
•	Rural electric co-ops
•	Schools
•	Sea water desalination
•	Small wind farms

Residential.  As long as there is a minimum average wind speed of 8 mph and the property is free of obstructions, a small wind turbine can be used both for a utility-connected home or commercial building (any building that gets power from the electric company - connected to the utility) or for an off-grid application (any building that is powered by a battery system and is not connected to the utility, such as a remote home, cabin, barn or shed).

Marine and Recreational.  Small wind turbines, in various forms, can be used to power boats, setting up a mountaineering base camp or for powering an RV. They can be used to produce clean DC power to directly charge 12, 24 or 48V batteries to run lights, charge satellite phones, GPS devices, cameras and other small appliances.

Schools.  For schools, installing wind turbines opens up hands-on educational opportunities for students in science, math, civics and the environment. Discounts or outside funding and support to install a wind turbine may be available for schools that meet certain qualifications.

Governments.  Governments of all sizes can show their commitment to renewable energy with a relatively small one-time investment in a small wind turbine. The use of wind energy attracts businesses and residents who want to be part of a green community.

Factories, Hotels and Retail Stores.  Capturing the wind to generate energy makes good business sense.  From factories to hotels and retail stores, organizations are installing wind turbines to help lower their monthly utility bills, then realizing even more benefits from the free publicity and customer goodwill often generated by using green energy.

Remote Monitoring Sites. Small wind is growing rapidly as an energy source for monitoring and signaling sites. The advancement of technology through satellite communications, along with lower power consumption of ground-based systems, has come together to make monitoring sites practical. At the same time, advances in small wind turbines have made them a natural fit for such sites.  Organizations around the world, such as Greenpeace, NASA, the U.S. Geological Survey and the National Oceanic and Atmospheric Administration depend on wind turbines for monitoring sites.

Small wind energy systems can be used in connection with an electricity transmission and distribution system or in stand-alone applications that are not connected to the utility grid.

•
Grid-Connected Systems. A grid-connected wind turbine can reduce the consumption of utility-supplied electricity for lighting, appliances, and electric heat. If the wind speeds are below cut-in speed (7-10 mph) – the minimum speed to spin the blades – there will be no output from the turbine and all of the needed power is purchased from the utility.  As wind speeds increase, turbine output increases and the amount of power purchased from the utility is proportionately decreased. When the wind system produces more electricity than the household or business requires, many utilities institute a policy called “net metering” which allows customers to connect renewable generation equipment to their utility power system. The utility takes any excess energy produced and credits it back to the customer on a net basis. The utility in essence banks your energy for free. With the interconnections available today, switching takes place automatically. There are no batteries in a modern, grid-connected small wind system.

•
Off-Grid Stand-Alone Systems. Stand-alone wind energy systems operate somewhat differently and often charge batteries so electricity is available when the wind isn’t blowing.  These systems can be appropriate for homes, farms, ranches, other purposes that require energy where there is no electric grid, or where the grid is unstable or even entire communities that are far from the nearest utility lines.

Electricity generated from wind power can be highly variable at several different time scales: from hour to hour, daily, and seasonally. Annual variation also exists, but is not as significant. The intermittency of wind seldom creates problems when using wind power at low to moderate penetration levels.

Our Business Areas of Focus, Customers and Products

The Company has entered into two agreements with Wind Sail Receptor, Inc. of Boulder City, Nevada (“WSR”).  The first agreement is a perpetual royalty agreement whereby WSR will pay to the Company a royalty on each Wind Sail Receptor Small Wind Turbine System sold in the United States and Canada. The second agreement awarded the Company a dealership for the exclusive sale and distribution of the Wind Sail Receptor Small Wind Turbines with a blade diameter not to exceed twelve feet for the United Kingdom and the Republic of Ireland. The Company anticipates that at some point during 2012 it will enter into a joint venture in the two territories for the sale, distribution and installation of the small wind turbine systems.

Small Wind Turbine Systems

WSR’s revolutionary design, coupled with the highly efficient generator, creates a complete paradigm shift in the cost of creating wind energy. Through its competitive raw material, installation and maintenance advantages, as well as its very high mechanical efficiency, the WSR wind turbine can create electricity at less than five cents per kilowatt hour. Based on a 12.5 cent per kilowatt hour prevailing market rate and a 12 mph to 15 mph average wind speed, the WSR turbine, based on power consumption, has a six to seven year payback not including government and/or utility subsidies or tax incentives.  The newly patented technology design is so efficient that it is rated to be economically viable even without these subsidies or tax incentives. This is compared to competing wind turbine products, which boast a 7 to 25-year payback with all government and/or utility subsidies or tax incentives included.

The WSR patented blade design captures 85% of the passing wind as opposed to traditional wind turbine blades, which only capture 15-20% of wind that passes through their radial circumference. WSR accomplishes this through the use of its patented windmill blade design, which is shaped similar to a sail. The high volume of wind energy captured in the blades creates extremely high torque in wind speeds starting as low as 3 mph to 5 mph. The generator efficiently converts 95+% of the torque energy into electricity with utilizing only 15% of the moving parts of a conventional wind turbine system.

The WSR small wind turbine systems are designed in 6, 12, and 18 foot rotor diameter models. The small wind systems are horizontal axis turbines and consist of a three-dimensional design producing significantly more direct wind surface area than other wind energy platforms. This improved surface area creates a substantial increase in torque in a smaller, but more efficient design.

The WSR small wind turbine systems produce energy over a greater operating spectrum of wind velocity than conventional wind turbine systems and thus produces an average capacity factor of 64% compared to conventional systems which produce a capacity factor of less than a 35%.

The WSR lightweight Quad-Blade design uses Bayer Material Science’s proprietary MDI aromatic isocyanate prepolymer and a mix of two different polyols. This proprietary polyurethane formulation increases weatherability, while reducing the weight of the blades long term and maintenance costs.

The WSR compact relative size reduces the cost of the component parts, the raw materials and shipping while creating more energy production per dollar of invested capital. This translates into a tremendous value for customers and significantly broadens the market for the Company’s small wind products.

Wind Power in Canada, the Republic of Ireland and the United Kingdom

As set forth above, the Company will receive royalties for the sale of the WSR small wind turbine systems in the United States and Canada, and has dealership agreement with WSR for the exclusive sale and distribution of the WSR small wind turbines with a blade diameter not to exceed 12 feet for the United Kingdom and the Republic of Ireland.  Information on wind power in Canada, the Republic of Ireland and the United Kingdom are set forth below:

•	Canada:

At the end of 2011, wind power generating capacity in Canada was 5,265 MW, providing some 2.3% of Canada’s electricity demand.  The Canadian Wind Energy Association has outlined a future strategy for wind energy that would reach a capacity of 55,000 MW by 2025, meeting 20% of the country’s energy needs.

At present the market for small wind turbines in Canada is relatively small, although it has experienced some growth in the past few years. The most active current markets for small wind turbines are in four areas: battery charging, on-grid residential, farms and commercial, and northern communities. Each is distinct in terms of decision-making factors, geographic activity and size preference (mini wind turbines with a rated power output from 300 Watts up to 1,000 Watts; small wind turbines (above 1 kW and up to 30 kW), and medium wind turbines (above 30 kW, up to 300 kW).

•	Ireland:

As of March 2012, Ireland has an installed capacity of 2,000 megawatts. Depending on weather conditions, this is enough to supply 1.3 million homes.  On July 19, 2010, the Irish Wind Energy Association (“IWEA”) reported an installed capacity of 1746 megawatts, enough to power 753,000 households. 2012 capacity is more than four times the total of 495.2 megawatts in 2005. In 2008 alone, the rate of growth was 54.6%, among the highest in the world.

As an island with very limited fossil fuel resources, Ireland is heavily dependent on imported energy supplies. Ireland has a national target for renewable electricity by 2020 of 40%. A pivotal contribution is expected from wind energy, based on recognition of the security of supply, cost, and price stability offered by wind energy, as well as its low impact on the environment. This level of electricity production from wind energy forms a key element of Ireland’s National Climate Change Strategy as well as energy strategy.

According to the 2010 Annual Report released by the International Energy Association (“IEA”), Ireland has adopted sustainable building requirements (“SEBR”) pursuant to which new building developments (residential and commercial) are required to generate a prescribed portion of their heat and/or electricity needs from on-site renewable sources, e.g., wind, solar, biomass, geothermal. Existing buildings can take advantage of financial incentives to retrofit renewable technologies.  In addition, Ireland has adopted a government-mandated Renewable Energy Feed in Tariff (REFIT) whereby an explicit monetary reward is provided for wind generated electricity, paid (usually by the electricity utility) at a guaranteed rate per kilowatt-hour which may be higher than the wholesale electricity rates being paid by the utility.

Ireland's high average wind speeds coupled with the large number of one off housing positions (a term used in Ireland to refer to the building of individual rural houses, outside of towns and villages), the country as an ideal place for domestic wind power generation. Developing this resource will reduce and stabilize energy prices in Ireland and boost Ireland’s long term competitiveness as an economy, significantly reducing dependence on imported fossil fuels. These benefits and the ability of wind to reduce Ireland’s CO2 emissions are well understood by policy makers and were instrumental in the development of their progressive 40% renewable electricity target by 2020.

•	United Kingdom:

The United Kingdom (UK) has approximately 40% of Europe’s entire wind resource and significant potential for both onshore and offshore wind. The UK government has put in place a range of measures to enable the deployment of that potential resource and is committed to ensuring the further growth of wind generation in the UK. The UK signed up in 2009 to an EU target of 20% of primary energy (electricity, heat, and transport) from renewable sources. The UK contribution to that target is 15% by 2020.  The new government elected in May 2010 continues to prioritize renewable energy.

The UK represents one of the best locations in the world for the installation of small wind turbines. Generating energy using small wind allows customers to receive some of the strongest government incentives in the world. The UK's coastlines present many opportunities to exploit some of the best on-shore wind conditions in Europe. The new Microgeneration Certification Scheme (MCS) ensures turbines and installers in the UK meet suitable standards in order to secure the government incentives.

Small wind system technology in the UK can be sub-divided into three categories: micro-wind turbines (0-1.5kW), small wind turbines (1.5-15kW) and small-medium wind turbines (15-100kW).

At the beginning of March 2012, the installed capacity of wind power in the United Kingdom was 6,580 MW, with 333 operational wind farms and 3,506 wind turbines in the UK. The UK is ranked as the world’s eighth largest producer of wind power.  Wind power capacity increased by over a gigawatt in 2011, and output increased by over 5.3 TWh to 15.5TWh – equivalent to the annual demand of 4.7 million homes. Through the Renewables Obligation, British electricity suppliers are now required by law to provide a proportion of their sales from renewable sources such as wind power or pay a penalty fee. The supplier then receives a Renewables Obligation Certificate (ROC) for each MWh of electricity they have purchased.

Within the UK, wind power is the second largest source of renewable energy after biomass. Wind power is expected to continue growing in the UK for the foreseeable future.  RenewableUK, the leading renewable energy trade association in the UK, estimated in 2010 that more than 2,000 MW of capacity would be deployed per year for the next five years and by 2020, the UK is expected to have more than 28,000 MW of wind capacity.

Pursuant to RenewableUK’s Small Wind Systems UK Market Report issued in April 2011, annual deployed capacity from small wind systems rose by a record high of 65% (14.23 MW) in the twelve months to December 2010, up from the 8.62 MW reported for the end of 2009, bringing the UK’s total installed small wind capacity to 42.97 MW at the end of 2010. Based on 2008 projections, RenewableUK remains confident that the UK could have 1,300 MW (1.3 GW) of installed small wind system capacity by 2020, if the appropriate policies are put in place to support it.

Based on a 2011 RenewableUK survey, the trend demonstrates a continued market shift toward larger, grid-connected turbines, as opposed to micro-turbines. The annual capacity growth during 2010 came predominantly from the 10 – 20 kW and 50 – 100kW market segments. Feed in tariffs (“FITs”) were introduced in April 2010 to stimulate the small scale renewable generation and provide guaranteed payments to individuals, business and communities. The FIT provides attractive returns on investment for small and medium wind projects and has been the key driver for the wind market growth in the UK. It is anticipated that such financial incentives will continue stimulating the market for larger scale turbines.

RenewableUK believes that the current generation capacity of the small wind sector is only a fraction of what might be possible in the future. RenewableUK estimates that if barriers to market growth are adequately addressed by 2020, the UK small wind system sector could generate 1,700 GWh (1.7 TWh) of renewable electricity annually.

In line with recent trends, the industry expects to see the deployment of grid connected systems continue to increase as a proportion of total small wind deployment. It is also anticipated that free standing turbines, rather than building mounted turbines, will continue to make up the predominant share of existing installations for the foreseeable future.

The Future of Small Wind

For all market segments, the industry predicts that federal and state incentives will continue to help increase production and further reduce consumer costs. The “cleantech” economy sector in general has been relatively strong throughout the global recession and credit crisis, and small wind is no exception. Even amid the downturn, economies of scale are beginning to take shape in the industry and growth projections are the strongest in the industry’s history.

Small wind turbines have traditionally been used for remote small off-grid applications, this being the bulk of the market both in the developed and in the developing world. Only in the last few years has this trend changed, due to the growth of grid connections from small wind turbines. The potential market for grid-connected small wind turbines is accelerating the development of small wind turbine technology as the anticipated large-scale production justifies the higher financial investments required for development of the technology.

The future of the small wind industry depends on the cost of the technology, the enactment of supportive policies, financial aid programs and other economic incentives, increasing fossil-fuel prices, global warming, the ever-growing electricity demand, investor interest, consumer awareness, certification and quality assurance, permitting processes and regulations, and wind evaluation tools. Financial, wind, and energy experts anticipate high growth rates for the production of small wind turbines if consumer demand increases. In order for the small wind technology to mature, however, the industry must be driven by supportive policies and standards. As small wind technology challenges the traditional means of power generation as well as revolutionizing the relationship between utilities and customers, the transition will certainly take time and determination of consumers.

Power generation from small wind turbines is an increasingly important part of the broader market for renewable distributed energy generation. Small wind power provides cost-effective electricity on a highly localized level, both in remote settings as well as in conjunction with power from the utility grid. According to a report from Pike Research, a market research and consulting firm that provides in-depth analysis of global clean technology markets, growth in the industry is being driven by increased government incentives and an expanded awareness of small wind technologies as an alternative source of electric power. Other market drivers include the desire for customer and community ownership of power generation and the recognition that investment in small wind turbines can be an enduring source of economic development for the rural locales in which they are typically deployed.

Pike Research has forecasted that the global market for small wind systems will more than double between 2010 and 2015, rising from $255 million to $634 million during that period and that small wind system installed capacity additions will nearly triple to 152 MW.

Currently, the payback period for a small wind system can be 5 to 10 years in a region with adequate wind resources. This provides a strong value economic proposition for a variety of commercial, industrial, and residential applications. Small wind turbines are currently more efficient than PV systems and, therefore, are more economical from a levelized cost of energy perspective.

Despite their benefits, small wind turbines have not enjoyed the same level of innovation when it comes to unique financing and business models, particularly when compared with distributed solar energy. Pike Research’s analysis indicates that business models gaining traction in the small wind sector include leasing programs and utility or third-party ownership.

The forecast is based on opinions of industry experts, growth pattern of the large wind industry, and the historical growth trend of the solar PV renewable industry for the past decade that shares many characteristics in common with the small wind industry. In comparison, the global large wind annual installed capacity has seen an average growth of 22% between 2001 and 2011 and PV installed capacity experienced an average annual increase of 39% during the initial period of growth of the solar industry between 2000 and 2010. Accordingly, the small wind industry can be expected to follow similar growth patterns of the large wind and solar industry until 2020.

As payback periods continue to be reduced, we hope that the market will grow exponentially, just as the solar industry did a few years ago. Several developments are contributing to the industry’s growth and may accelerate it in the years to come. We feel that the small wind industry is reaching a point where increased performance, better incentives, and higher energy costs will combine to make wind-generated energy cheaper than utility energy. If this occurs, small wind turbine systems will become a smart investment for rural residents, communities and commercial enterprises.

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

Competition

WSR competes with a number of established manufacturers, importers, and distributors who sell wind turbine systems and related equipment. These companies enjoy brand recognition which exceeds that of our brand name. We compete with several manufacturers, importers, and distributors who have significantly greater financial, distribution, advertising, and marketing resources than we do, including Southwest Wind Power, located in Flagstaff, Arizona, and Bergey Wind Power Co., located in Norman, Oklahoma.

Sharp drops in commodity prices have helped to lower the costs of solar photovoltaic cells (“PV”) considerably, which are based on the raw material polisilicon. Historically, small wind has been considerably more cost-competitive than solar PV on a cost per kilowatt-hour basis, but a surge in solar investment, a head-start on federal incentives, and falling production costs will likely result in PV costs at levels more competitive with small wind.

Small wind is still in a race with the solar photovoltaic industry toward “grid parity” –  price per kilowatt-hour on par with conventional forms of electricity – and currently both industries enjoy nearly identical federal incentives for a more level playing field.  See "PTC Set to Expire at the End of 2012" above.

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

We believe the WSR products will be superior to the competition for the following reasons:

•	The polyurethane blades are more durable than graphite composites and stand up better to the elements.
•	The blades do not hurt the ozone layer as they have zero emissions.
•	The blades use shorter towers, have less weight, and are easier to install.
•	The units use a simple direct drive, eliminating the need for complex, heavy, high maintenance gearing.
•	The units have a lower maintenance cost.
•	The units will have the best warranty in the industry, extendable to 10 years versus the industry standard of five years.

Research and Development Costs

We expect to incur minimal research and development costs on our new products in the future, because all of the blade prototype and electricity generation system development is being done by WSR.

Employees

The Company had two employees as of December 31, 2011, its Chief Executive Officer, Mr. Conquest, and its President, Mr. Martin.  During 2011, the Company also used a part-time accounting consultant.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

In July 2009, the Company moved its offices to 14550 N. Frank Lloyd Wright Blvd., Suite 100, Scottsdale, Arizona 85260, and began paying rent in the amount of $992.52 per month on a month-to-month basis. The lease for the office expired on July 31, 2011. The Company’s new office address is 8432 E. Shea Blvd., Suite 101, Scottsdale, Arizona 85260. The Company’s phone number remained unchanged.  The Company’s new fax number is 1-888-480-2543.  Effective September 1, 2011, the Company is occupying approximately 400 square feet of office space at the new address on a month-to-month basis.  The landlord is a non-affiliate shareholder of the Company and is not currently charging the Company rent. The Company may pay to the landlord rent in the form of shares of the Company's restricted common stock at some point in the future.

In addition, the Company maintains a satellite office located in Boulder City, Nevada in conjunction with the Company’s President, David Martin, and the Wind Sail Receptor Licensor.  The Company does not pay any rent for this office.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently a party to any pending lawsuit or legal proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Bid Price
Quarter Ended	High	Low

March 31, 2010	$.205	$.06
June 30, 2010	.12	.08
September 30, 2010	.195	.06
December 31, 2010	.14	.08

March 31, 2011	.013	.076
June 30, 2011	.085	.05
September 30, 2011	.09	.06
December 31, 2011	.085	.066

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

Stockholders

On April 9, 2012, there were approximately 574 record holders of the Company’s common stock. Such record holders do not include individual participants in nominee name listings.

Dividends

The Company has not paid cash dividends on its common stock since organization.  For the foreseeable future, the Company expects that earnings, if any, will be retained for use in the business or be used to retire obligations of the Company.

Series A Preferred Stock

During the third quarter of 2010, we redeemed 15,762 shares of Series A Preferred and $52,488 in accrued dividends from three Series A Preferred shareholders in exchange for $15,000 in cash and 246,834 shares of restricted common stock.  As of December 31, 2010, one stockholder owns an aggregate of 5,254 shares of the Company’s Series A Preferred Stock, which is 8% convertible preferred.  There is no public market for the Series A Preferred Stock.   Aggregate accumulated annual dividends payable on the preferred stock as of December 31, 2011 were $19,860.

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

Change in Stock Transfer Agent

Effective December 17, 2010, the Company appointed Action Stock Transfer Corporation (“ASTC”), 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121, as its stock transfer agent.  ASTC’s phone number is (801) 274-1088.

2010 Employee and Consultant Compensation Plan

Form S-8 Registration Statement.  On August 17, 2010, the Company filed a Form S-8 Registration Statement (the “S-8”) registering up to 3,000,000 shares of its $0.001 par value common stock (the “Stock”) to be issued pursuant to the Company’s 2010 Employee and Consultant Compensation Plan (the “Plan”). The Plan is described in the letter from the Company to its employees and consultants. The Plan is not subject to the provisions of ERISA and the Plan has no administrators.

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

Sale of Unregistered Equity Securities

During 2011, the Company issued 1,077,331 shares of restricted common stock at $0.075 per share for total proceeds of $80,800 to five (5) accredited investors and five (5) non-accredited investors as those terms are defined by SEC Rule 501, pursuant to a Rule 506 private placement.   These sales were made without public solicitation.  There were no underwriting discounts or commissions paid on the sales of the securities.  The proceeds will be used by the Company for working capital expenses.

During 2010, the Company issued 1,900,000 shares of the Company’s restricted common stock to WSR in consideration of an amendment to the Company’s 2009 License Agreement with Wind Sail Receptor. Effective March 20, 2012, based on a new agreement entered into by the Company with WSR, the 1,900,000 shares of the Company’s restricted common stock is being returned to the Company and the shares will be canceled on the books and records of the Company reducing the total number of issued and outstanding shares of the Company’s common stock.

During 2010, the Company completed the conversion of three of the four existing 8% Series A cumulative preferred shareholders by issuing 246,834 of the Company’s restricted common shares at a price of $0.50 per share plus a $5,000 cash payment to each preferred shareholder. The conversion of these preferred shares reduced the dividends payable from $64,309 at December 31, 2009 to $17,969 at December 31, 2010.  As of December 31, 2011, the total dividends payable on the remaining shares of Series A cumulative preferred was $19,860.

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

On October 21, 2010, the Company borrowed $50,000 from a third party (the “2010 8% Note Holder”).  The note was due on July 21, 2011 and carried an interest rate of 8% per annum (the “8% Note”).   The 8% Note was convertible after six months at a conversion price of 55% of the market price of the common stock.   On April 25, 2011, the note holder converted $10,000 of the note to 227,273 shares of common stock pursuant to the conversion formula of the note.  On May 4, 2011, the note holder converted $10,000 of the note to 246,914 shares of common stock pursuant to the conversion formula of the note. On May 11, 2011, the note holder converted $10,000 of the note to 278,552 shares of common stock pursuant to the conversion formula of the note. On June 24, 2011, the note holder converted $12,000 of the note to 476,190 shares of common stock pursuant to the conversion formula of the note.  On July 5, 2011, the 8% Note Holder converted the remaining $10,000 balance of the note to 393,701 shares of common stock pursuant to the conversion formula of the note. The remaining balance was made up of $8,000 in principal and $2,000 in interest. The note holder agreed to a flat fee of $2,000 for interest and has declared the note paid in full.

During 2011, the Company issued 50,000 shares of the Company’s restricted common stock for a non-refundable retainer fee related to a finder’s fee agreement the Company entered into.  The shares were valued at $0.10 per share.

Subsequent Events

On January 6, 2012, the Board of Directors awarded 100,000 shares of restricted common stock to Wendy Carriere, the Company’s Secretary/Treasurer, Chief Financial Officer and Director, valued at $0.075 per share, for her services in 2011.

On February 8, 2012, the Company issued 500,000 shares of restricted common stock to Wakabayashi Fund LLC of Tokyo, Japan. The shares are for consulting services to be provided by the Wakabayashi Fund LLC to assist the Company to establish International recognition, international market making, international financial PR/IR, and capital formation.

On July 12, 2011, the Company borrowed $25,000 from a third party (the “2011 8% Note Holder”).  The note is due on April 5, 2012 and carries an interest rate of 8% per annum (the “2011 8% Note #1”).   The 2011 8% Note #1 is convertible after six months at a conversion price of 58% of the market price of the common stock.  On January 13, 2012, the note holder converted $10,000 of the note to 246,305 shares of common stock pursuant to the conversion formula of the note.  On February 1, 2012, the note holder converted $8,000 of the note to 240,240 shares of common stock pursuant to the conversion formula of the note. On February 14, 2012, the note holder converted the remaining $7,000 of the note to 283,688 shares of common stock pursuant to the conversion formula of the note.  The note has now been paid in full through conversion and the note holder has forgiven any and all of the 8% interest payable.

On September 12, 2011, the Company borrowed an additional $35,000 from the 2011 8% Note Holder.  The note is due on June 6, 2012 and carries an interest rate of 8% per annum (the “2011 8% Note #2”).   The 2011 8% Note #2 is convertible after six months at a conversion price of 55% of the market price of the common stock. The Company has the option to prepay the note at any time.  On March 13, 2012, the note holder converted $8,000 of the note to 363,636 shares of common stock pursuant to the conversion formula of the note.  On March 23, 2012, the note holder converted $12,000 of the note to 555,556 shares of common stock pursuant to the conversion formula of the Note. Following the conversions, the balance due on the 2011 8% Note #2 is $15,880, including accumulated interest.

On March 20, 2012, the Company entered into two new agreements with WSR.  These two agreements replaced the exclusive sales and distribution license previously held by the Company. One agreement is a perpetual royalty agreement whereby WSR will pay to the Company a royalty on each Wind Sail Receptor Small Wind Turbine System sold in the United States and Canada.  The royalty amounts payable are $250 for three foot blade diameter units sold, $500 for six foot blade diameter units sold and $1,500 for twelve foot blade diameter units sold. WSR has ordered its first 100 six foot blade diameter units and has indicated they will be ready for sale some time during May 2012.  Once the six foot blade diameter units begin selling, the Company will receive the royalty income on a monthly basis. WSR has indicated it expects to have the twelve foot blade diameter units available for sale by the fourth quarter of 2012.  Once the sale of the twelve foot blade diameter units begins, the royalty income to the Company will significantly increase. A further provision of the new agreement with WSR returns the 1,900,000 restricted shares of the Company’s Common Stock. These shares will be canceled on the books and records of the Company reducing the total issued and outstanding shares of the Company’s Common Stock. The second agreement awarded the Company a dealership for the exclusive sale and distribution of the Wind Sail Receptor Small Wind Turbines with a blade diameter not to exceed twelve feet for the United Kingdom and the Republic of Ireland. The Company anticipates that at some point during 2012 it will enter into a joint venture in the two territories for the sale, distribution and installation of the small wind turbine systems.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Management of the Company developed a business plan for entering the wind generated energy industry.  See “Item 1. Business – Plan of Operation” and “Item 1. Business – Change in Control” above.

Results of Operations

No revenues from operations were received in 2011 and 2010.  The Company generated negative cash flows from operations of $199,056 and $280,681 in 2011 and 2010, respectively, and net losses from operations of $326,869 and $348,363 in 2011 and 2010, respectively.   As of December 31, 2011, the Company had an accumulated deficit of $9,755,384 and a working capital deficit of $269,143.

Liquidity and Capital Resources

During the fiscal years ended 2009 and 2010, liquidity was generated from the private placement of restricted common stock sold upon the exercise of the options granted to Law Investments CR, S.A., a Costa Rica corporation (“LI”) pursuant to the terms of the December 8, 2008 stock purchase option agreement (the “LI Agreement”).  During 2009, the Company issued 15,000,000 shares of restricted common stock to LI for cash of $95,000 and a stock subscription receivable of $17,500.  During 2010, $7,500 was paid toward the subscription receivable leaving a balance due of $10,000 at December 31, 2011. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below.

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

On October 21, 2010, the Company borrowed $50,000 from a third party (the “2010 8% Note Holder”).  The note was due on July 21, 2011 and carried an interest rate of 8% per annum (the “8% Note”).   The 8% Note was convertible after six months at a conversion price of 55% of the market price of the common stock.   On April 25, 2011, the note holder converted $10,000 of the note to 227,273 shares of common stock pursuant to the conversion formula of the note.  On May 4, 2011, the note holder converted $10,000 of the note to 246,914 shares of common stock pursuant to the conversion formula of the note. On May 11, 2011, the note holder converted $10,000 of the note to 278,552 shares of common stock pursuant to the conversion formula of the note. On June 24, 2011, the note holder converted $12,000 of the note to 476,190 shares of common stock pursuant to the conversion formula of the note.  On July 5, 2011, the 8% Note Holder converted the remaining $10,000 balance of the note to 393,701 shares of common stock pursuant to the conversion formula of the note. The remaining balance was made up of $8,000 in principal and $2,000 in interest. The note holder agreed to a flat fee of $2,000 for interest and has declared the note paid in full.

On June 30, 2011, the Company borrowed $25,000 from a third party (the “10% Note Holder”). The note is due 120 days from the date of the note and carries an interest rate of 10% per annum (the “10% Note”). The company has extended the due date of the note for an additional 90 days.  At December 31, 2011, $1,048 interest was due on the 10% Note.

On July 12, 2011, the Company borrowed $25,000 from a third party (the “2011 8% Note Holder”).  The note is due on April 5, 2012 and carries an interest rate of 8% per annum (the “2011 8% Note #1”).   The 2011 8% Note #1 is convertible after six months at a conversion price of 58% of the market price of the common stock.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the commitment date of July 12, 2011.  At that date, the market price of the stock was $0.055, the conversion price would have been $0.0319, and the note would have been convertible into 783,699 shares of common stock.    The intrinsic value was calculated to be $18,160, which was recorded to debt discount and to additional paid-in capital.  The debt discount is being amortized to interest expense over six months.  At December 31, 2011, the remaining debt discount was $3,027 and the note was convertible into approximately 574,713 shares of common stock. On January 13, 2012, the note holder converted $10,000 of the note to 246,305 shares of common stock pursuant to the conversion formula of the note.  On February 1, 2012, the note holder converted $8,000 of the note to 240,240 shares of common stock pursuant to the conversion formula of the note. On February 14, 2012, the note holder converted the remaining $7,000 of the note to 283,688 shares of common stock pursuant to the conversion formula of the note. The note has now been paid in full through conversion and the note holder has forgiven any and all of the 8% interest payable.

On September 12, 2011, the Company borrowed an additional $35,000 from the 2011 8% Note Holder.  The note is due on June 6, 2012 and carries an interest rate of 8% per annum (the “2011 8% Note #2”).   The 2011 8% Note #2 is convertible after six months at a conversion price of 55% of the market price of the common stock. The Company has the option to prepay the note at any time.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the commitment date of September 12, 2011.  At that date, the market price of the stock was $0.08, the conversion price would have been $0.044, and the note would have been convertible into 795,455 shares of common stock.    The intrinsic value was calculated to be $28,636, which was recorded to debt discount and to additional paid-in capital.  The debt discount is being amortized to interest expense over six months.  At December 31, 2011, the remaining debt discount was $9,545 and the note was convertible into approximately 847,458 shares of common stock. On March 13, 2012, the note holder converted $8,000 of the note to 363,636 shares of common stock pursuant to the conversion formula of the note.  On March 23, 2012, the note holder converted $12,000 of the note to 555,556 shares of common stock pursuant to the conversion formula of the Note. Following the conversions, the balance due on the 2011 8% Note #2 is $15,880, including accumulated interest.

On January 9, 2012, the Company borrowed an additional $42,500 from the 2011 8% Note Holder.  The note is due on October 11, 2012 and carries an interest rate of 8% per annum (the “2012 8% Note #1”).   The 2012 8% Note #1 is convertible after six months at a conversion price of 55% of the market price of the common stock. The Company has the option to prepay the note at any time.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the commitment date of January 9, 2012.  At that date, the market price of the stock was $0.08, the conversion price would have been $0.048 and the note would have been convertible into 885,416 shares of common stock.  The intrinsic value was calculated to be $28,333, which was recorded to debt discount and to additional paid-in capital.  The debt discount is being amortized to interest expense over six months.

The Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s consolidated financial statements for the years ended December 31, 2011 and 2010.  See Note 1 to the financial statements. The Company’s liquidity shortage will continue through 2012.

The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.  Management’s operating plan includes pursuing additional fund raising as well as putting in place all the initial requirements in anticipation of the Company beginning operations and generating revenue in 2012.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WINDGEN ENERGY, INC.
(Formerly InMedica Development Corporation)

Robison, Hill & Co.	Certified Public Accountants
A PROFESSIONAL CORPORATION
David O. Seal, CPA
W. Dale Westenskow, CPA
Barry D. Loveless, CPA
Stephen M. Halley, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
WindGen Energy, Inc.

We have audited the accompanying balance sheets of WindGen Energy, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WindGen Energy, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
April 13, 2012

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah 84117-5050
Telephone 801/272-8045, Facsimile 801/277-9942

WINDGEN ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

ASSETS
Current Assets:
Cash	22	33,278
Other Receivable	24,464	20,355
Prepaid Expenses and Other	2,502	50,601
Total Current Assets	26,988	104,234

Licensing Rights - Wind Sail Receptor, Inc.	–	190,000

TOTAL ASSETS	26,988	294,234

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current Liabilities:
Related Party Consulting Fees Payable	162,750	125,500
Accounts Payable	38,061	3,987
Note Payable	26,048	–
Convertible Note Payable, net of debt discount of $12,572 and $27,273	49,412	23,451
Preferred Stock Dividends Payable	19,860	17,969

TOTAL LIABILITIES	296,131	170,907

STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred Stock, 10,000,000 shares authorized; Series A Cumulative convertible preferred stock, 8% cumulative, $4.50 par value, 1,000,000 shares designated, 5,254 shares outstanding at December 31, 2011, (aggregate liquidation preference of $43,504); 5,254 shares outstanding at December 31, 2010 (aggregate liquidation preference of $41,613)	23,644	23,644
Common Stock, $0.001 par value: 100,000,000 shares authorized, 42,188,390 and 41,238,429 shares outstanding at December 31, 2011 and 2010, respectively	42,188	41,238
Additional Paid-In Capital	9,430,409	9,429,263
Stock Subscription Receivable	(10,000)	(10,000)
Accumulated Deficit	(9,755,384)	(9,360,818)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(269,143)	123,327

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	26,988	294,234

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended December 31,
	2011	2010

REVENUES	$–	$–

OPERATING EXPENSES:
General and Administrative	144,607	158,831
Legal and Professional Fees	62,262	59,532
Related Party Consulting Fees	120,000	120,000
Related Party General and Administrative	–	10,000
Total Operating Expenses	326,869	348,363

INCOME (LOSS) FROM OPERATIONS	(326,869)	(348,363)

OTHER INCOME (EXPENSE):
Amortization of debt discount	(61,497)	(13,636)
Interest Income (Expense)	(4,309)	(1,225)
Total Other Income (Expense), Net	(65,806)	(14,861)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(392,675)	(363,224)

DISCONTINUED OPERATIONS (Note 9):
Net Income (Loss) from operations of MicroCor, Inc. (including gain on disposal of $355,000)	–	343,488

NET INCOME (LOSS)	(392,675)	(19,736)

PREFERRED STOCK DIVIDENDS	(1,891)	(6,147)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(394,566)	$(25,883)

NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED):
Continuing Operations	$(0.01)	$(0.01)
Discontinued Operations	(0.00)	0.01
Net Loss	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	42,952,975	37,518,066
DILUTED	44,383,027	38,662,311

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

					Additional	Stock
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2009	21,016	94,573	33,629,493	33,629	8,668,749	$(10,000)	(9,334,935)	$(547,984)

Contributed capital from debt discount	–	–	–	–	40,909	–	–	40,909
Preferred stock dividends	–	–	–	–	–	–	(6,147)	(6,147)
Stock issued for cash	–	–	4,222,969	4,223	312,200	–	–	316,423
Stock issued for conversion of preferred stock	(15,762)	(70,929)	246,834	247	108,169	–	–	37,487
Stock issued for expenses	–	–	985,000	985	90,515	–	–	91,500
Stock issued for licensing rights	–	–	1,900,000	1,900	188,100	–	–	190,000
Stock issued for notes payable	–	–	120,800	121	10,754	–	–	10,875
Stock issued for related party payable	–	–	133,333	133	9,867	–	–	10,000
Net loss	–	–	–	–	–	–	(19,736)	(19,736)

Balance, December 31, 2010	5,254	$23,644	41,238,429	$41,238	$9,429,263	$(10,000)	$(9,360,818)	$123,327

Contributed capital from debt discount	–	–	–	–	46,796	–	–	46,796
Preferred stock dividends	–	–	–	–	–	–	(1,891)	(1,891)
Stock issued for cash	–	–	1,077,331	1,077	79,723	–	–	80,800
Stock issued for expenses	–	–	150,000	150	12,350	–	–	12,500
Stock issued for notes payable	–	–	1,622,630	1,623	50,377	–	–	52,000
Stock previously issued for licensing rights returned to treasury and cancelled	–	–	(1,900,000)	(1,900)	(188,100)	–	–	(190,000)
Net loss	–	–	–	–	–	–	(392,675)	(392,675)

Balance, December 31, 2011	5,254	$23,644	42,188,390	$42,188	$9,430,409	$(10,000)	$(9,755,384)	$(269,143)

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(392,675)	$(19,736)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense from debt discount	61,497	13,636
Related party consulting fee payable	37,250	65,500
Gain on deconsolidation of MicroCor	–	(355,000)
Write-down of other receivable	–	21,119
Common stock issued for services	12,500	44,250
Prepaid expense	48,099	(3,151)
Accounts payable	34,074	(30,701)
Related party payable	–	(24,510)
Accrued interest payable	4,309	1,225
Other receivable	(4,110)	(433)
Net cash provided by (used in) Continuing Activities	(199,056)	(287,801)
Net cash provided by (used in) Discontinued Activities	–	7,120
Net cash provided by (used in) Operating Activities	(199,056)	(280,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by Investing Activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	80,800	316,423
Proceeds from notes payable	85,000	50,000
Proceeds from stock subscription receivable	–	7,500
Payments for conversion of preferred stock	–	(15,000)
Payments on notes	–	(11,939)
Payments on notes related party loan	–	(47,143)
Net cash provided by Financing Activities	165,800	299,841

NET INCREASE (DECREASE) IN CASH	(33,256)	19,160
CASH AT BEGINNING OF PERIOD	33,278	14,118
CASH AT END OF PERIOD	22	33,278

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid during the year for interest	$–	$5,418
Cash paid during the year for income taxes	$150	$150
(Continued)
The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock Subscription Receivable for Exercise of Stock Options	$10,000	$10,000
Related Party Payables Converted to Common Stock	$–	$10,000
Notes Payable Converted to Common Stock	$52,000	$10,875
Conversion of Preferred Stock and Accrued Dividends to Common Stock	$–	$108,416
Common Stock Issued for Licensing Rights	$(190,000)	$190,000

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2011 AND 2010

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

On April 17, 2009, we entered into a license agreement (the “License Agreement”) with Wind Sail Receptor, Inc. of Boulder City, Nevada (“WSR”), pursuant to which we were granted the exclusive license to assemble and market WSR’s wind sail receptor energy generation devices using blades of 15 feet or less in length in the United States, Canada, the United Kingdom and Ireland, with nonexclusive rights in the rest of the world except Latin America. Under the License Agreement, we were to acquire 100 blades from WSR during the first year after WSR is able to manufacture the blades.

During 2010, the Company issued 1,900,000 shares of the Company’s restricted common stock to WSR in consideration of amending the License Agreement.  The proposed amendment to the License Agreement between the Company and WSR was not executed. The reasons are various and include, but are not limited to, finalizing details regarding the need for the Company to be involved in assembly of the wind turbines in various license territories outside the US, final pricing that the units will be sold by WSR to the Company, final terms of the product Warranty to be provided by WSR, and possible additional exclusive territory added to the License.  Under the terms of the existing License Agreement, the Company intended to use its best efforts to obtain Federal, State, Local, or Private Grant Funds and to share these Grant Funds with WSR up to a sum of $1,000,000. To date the Company has not been successful in obtaining Grant Funds. No monetary disputes currently exist between the two companies.

WSR is currently in the process of finalizing its supply chain relationships for the production of the wind turbine generator/alternator system with various suppliers in China and India. The wind turbine blade will be made in Nevada USA. WSR still anticipates that the six foot blade diameter small wind turbine will be available to WindGen in 2012.

We anticipate our first three wind turbine products will have blade diameters of three, six and twelve feet with towers from 25 to 75 feet in height. The first unit to be offered in the market place will be the six foot blade diameter unit.

On March 20, 2012, the Company entered into two new agreements with WSR.  These two agreements replaced the exclusive sales and distribution License Agreement previously held by the Company. One agreement is a perpetual royalty agreement whereby WSR will pay to the Company a royalty on each Wind Sail Receptor Small Wind Turbine System sold in the United States and Canada.  The royalty amounts payable are $250 for three foot blade diameter units sold, $500 for six foot blade diameter units sold and $1,500 for twelve foot blade diameter units sold. WSR has ordered its first 100 six foot blade diameter units and has indicated they will be ready for sale some time during May 2012.  Once the six foot blade diameter units begin selling, the Company will receive the royalty income on a monthly basis. WSR has indicated it expects to have the twelve foot blade diameter units available for sale by the fourth quarter of 2012.  Once the sale of the twelve foot blade diameter units begins, the royalty income to the Company will significantly increase. A further provision of the new agreement with WSR returns the 1,900,000 restricted shares of the Company’s Common Stock. These shares will be canceled on the books and records of the Company reducing the total issued and outstanding shares of the Company’s Common Stock. The second agreement awarded the Company a dealership for the exclusive sale and distribution of the Wind Sail Receptor Small Wind Turbines with a blade diameter not to exceed twelve feet for the United Kingdom and the Republic of Ireland. The Company anticipates that at some point during 2012 it will enter into a joint venture in the two territories for the sale, distribution and installation of the small wind turbine systems.

Basis of Presentation

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company generated negative cash flows from operations of $199,056 and $280,681 in 2011 and 2010, respectively, and net losses from operations of $326,869 and $348,363 in 2011 and 2010, respectively.   As of December 31, 2011, the Company had an accumulated deficit of $9,755,384 and a working capital deficit of $269,143. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.  Management’s operating plan includes pursuing additional fund raising as well as putting in place all the initial requirements in anticipation of the Company beginning operations and generating revenue in 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of WindGen and its majority owned subsidiary, MicroCor, Inc. (“MicroCor”) through June 24, 2010.  As of June 24, 2010, MicroCor’s financial statements are no longer being consolidated with WindGen’s financial statements. (See Note 9.)

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

Equipment and Furniture consist of the following:	December 31,
	2011	2010

Equipment	$6,555	$6,555
Furniture	–	–
	6,555	6,555
Less accumulated depreciation	(6,555)	(6,555)
Total	$–	$–

Depreciation expense for the years ended December 31, 2011 and 2010 was $0 and $0, respectively.

Research and Development

Research and development costs are expensed as incurred.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At December 31, 2011 and 2010, respectively, there were 1,430,052 and 1,144,245 potentially dilutive common stock equivalents.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including receivables, accounts payable, accrued liabilities, and notes payable at December 31, 2011 and 2010 approximates their fair values due to the short-term nature of these financial instruments.

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

It is the Company’s policy to test for impairment no less than annually, or when conditions occur that may indicate an impairment. The Company’s intangible assets, which consist of licensing rights valued at $190,000 recorded in connection with the acquisition of the license related to the agreement with Wind Sail Receptor, Inc., were acquired in 2009 and will be tested for impairment in 2012.  The licensing rights were determined to have an indefinite life as of December 31, 2011.

On March 20, 2012, the Company entered into two new agreements with Wind Sail Receptor, Inc.  These two agreements replaced the exclusive sales and distribution license previously held by the Company.  As part of these agreements, the 1,900,000 shares issued to Wind Sail Receptor, Inc. for the licensing rights were to be returned to the Company and cancelled,  ASC 855-10-25 indicates the Company should recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date.  Since the original licensing agreement, that resulted in the Company recording the intangible asset of $190,000, was being modified and replaced, the Company has determined that the stock cancellation and removal of the intangible asset should be recorded as of December 31, 2011.  The financial statements presented as of December 31, 2011 reflect the cancellation of the 1,900,000 shares of stock and the removal from the books of the intangible asset.  No gain or loss was recorded.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Standards

In December 2011, FASB issued ASU 2011-12 “Comprehensive Income (Topic 220).”  In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Management does not expect the adoption of ASU 2011-11 to have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2011, FASB issued ASU 2011-05 “Comprehensive Income (Topic 220).”  Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income.  The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The amendments do not require any transition disclosures.  Management elected early adoption and has presented the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income.

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820).” The amendments in ASU 2011-04 change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include (1) those that clarify the Board's intent about the application of existing fair value measurement and disclosure requirements and (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The amendments that clarify the Board's intent about the application of  existing fair value measurement and disclosure requirements include (a) the application of the highest and best use and valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, and (c) disclosures about fair value measurements that clarify that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments in this Update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include (a) measuring the fair value of financial instruments that are managed within a portfolio, (b) application of premiums and discounts in a fair value measurement, and (c) additional disclosures about fair value measurements that expand the disclosures about fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - NOTES PAYABLE

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

On October 21, 2010, the Company borrowed $50,000 from a third party (the “2010 8% Note Holder”).  The note was due on July 21, 2011 and carried an interest rate of 8% per annum (the “8% Note”).   The 8% Note was convertible after six months at a conversion price of 55% of the market price of the common stock.   On April 25, 2011, the note holder converted $10,000 of the note to 227,273 shares of common stock pursuant to the conversion formula of the note.  On May 4, 2011, the note holder converted $10,000 of the note to 246,914 shares of common stock pursuant to the conversion formula of the note. On May 11, 2011, the note holder converted $10,000 of the note to 278,552 shares of common stock pursuant to the conversion formula of the note. On June 24, 2011, the note holder converted $12,000 of the note to 476,190 shares of common stock pursuant to the conversion formula of the note.  On July 5, 2011, the 8% Note Holder converted the remaining $10,000 balance of the note to 393,701 shares of common stock pursuant to the conversion formula of the note. The remaining balance was made up of $8,000 in principal and $2,000 in interest. The note holder agreed to a flat fee of $2,000 for interest and has declared the note paid in full.

On June 30, 2011, the Company borrowed $25,000 from a third party (the “10% Note Holder”). The note is due 120 days from the date of the note and carries an interest rate of 10% per annum (the “10% Note”). . The company has extended the due date of the note for an additional 90 days.  At December 31, 2011, $1,048 interest was due on the 10% Note.

On July 12, 2011, the Company borrowed $25,000 from a third party (the “2011 8% Note Holder”).  The note is due on April 5, 2012 and carries an interest rate of 8% per annum (the “2011 8% Note #1”).   The 2011 8% Note #1 is convertible after six months at a conversion price of 58% of the market price of the common stock.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the commitment date of July 12, 2011.  At that date, the market price of the stock was $0.055, the conversion price would have been $0.0319, and the note would have been convertible into 783,699 shares of common stock.    The intrinsic value was calculated to be $18,160, which was recorded to debt discount and to additional paid-in capital.  The debt discount is being amortized to interest expense over six months.  At December 31, 2011, the remaining debt discount was $3,027 and the note was convertible into approximately 574,713 shares of common stock.  See “Note 14.  Subsequent Events” for additional information regarding the 2011 8% Note #1.

On September 12, 2011, the Company borrowed an additional $35,000 from the 2011 8% Note Holder.  The note is due on June 6, 2012 and carries an interest rate of 8% per annum (the “2011 8% Note #2”).   The 2011 8% Note #2 is convertible after six months at a conversion price of 55% of the market price of the common stock. The Company has the option to prepay the note at any time.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the commitment date of September 12, 2011.  At that date, the market price of the stock was $0.08, the conversion price would have been $0.044, and the note would have been convertible into 795,455 shares of common stock.    The intrinsic value was calculated to be $28,636, which was recorded to debt discount and to additional paid-in capital.  The debt discount is being amortized to interest expense over six months.  At December 31, 2011, the remaining debt discount was $9,545 and the note was convertible into approximately 847,458 shares of common stock. See “Note 14.  Subsequent Events” for additional information regarding the 2011 8% Note #2.

NOTE 4 - INCOME TAXES

Deferred income tax assets consisted of the following:

	December 31,
	2011	2010

Net operating loss carry forwards	$498,100	$409,339
Future deductions temporary differences related to compensation, reserves, and accruals	–	–
Less valuation allowance	(498,100)	(409,339)
Deferred income tax assets	$–	$–

The valuation allowance increased $88,761 in 2011.  At December 31, 2011, the Company had consolidated net operating loss carry-forwards for federal income tax purposes of approximately $1,465,000.  These net operating loss carry-forwards expire at various dates beginning in 2012 through 2031.  Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

NOTE 5 - COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value (the “Common Stock”), of which approximately 42,188,390 shares were issued and outstanding on December 31, 2011.  All presently outstanding shares are duly authorized, fully-paid and non-assessable.  Each share of the Common Stock is entitled to one vote on all matters to be voted on by the shareholders, such as the election of certain directors and other matters that directly impact the rights of the holders of such class. There is no cumulative voting in the election of directors. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore. In the event of any dissolution, winding up or liquidation of the Company, the shares of Common Stock will share ratably in all the funds available for distribution after payment of all debts and obligations. The holders of Common Stock are subject to any rights that may be fixed for holders of preferred stock as designated upon issuance.

On December 4, 2009, the Company changed its total authorized common shares from 40,000,000 to 100,000,000 shares.

During 2009, the Company issued 15,000,000 shares of common stock for cash of $95,000 and a stock subscription receivable of $17,500.  The stock issuances were the result of the exercise of a stock purchase option agreement with Law Investments CR, S.A., a Costa Rica corporation.  During 2011 and 2010, $0 and $7,500, respectively, was paid toward the subscription receivable leaving a balance due of $10,000 at December 31, 2011.

During 2010, the Company completed the conversion of three of the four existing 8% Series A cumulative preferred shareholders by issuing 246,834 of the Company’s restricted common shares at a price of $0.50 per share plus a $5,000 cash payment to each preferred shareholder. The conversion of these preferred shares reduced the dividends payable from $64,309 at December 31, 2009 to $17,969 at December 31, 2010.  As of December 31, 2011, the total dividends payable on the remaining shares of Series A cumulative preferred was $19,860.

During 2010 the Company issued 1,900,000 shares of the Company’s restricted common stock to Wind Sail Receptor in consideration of an amendment to the Company’s 2009 License Agreement with Wind Sail Receptor.  The shares were valued at $0.10 per share.

During 2010, the Company issued 4,222,969 shares of common stock for cash of $316,423 pursuant to the Company’s Rule 506 private placement.

During 2010, the Company issued 254,133 shares of the Company’s restricted common stock for the conversion of debt in the amount of $20,875.

During 2010, the Company issued 285,000 shares of the Company’s restricted common stock for services valued at $28,500.

During 2010, the Company registered 3,000,000 shares of its common stock on Form S-8 Registration Statement No. 333-168888, to be issued pursuant to the Company’s 2010 Employee and Consultant Compensation Plan (the “2010 Plan”). As of December 31, 2010, 700,000 of these shares had been issued for consulting services valued at $63,000.  The consulting services were originally recorded as a prepaid expense.  As of December 31, 2011 and 2010, the prepaid expense related to this stock issuance was $0 and $47,250, respectively.

During 2011, no shares of the Company’s common stock were issued to employees or consultants pursuant to the 2010 Plan.

During 2011, the Company issued 1,077,331 shares of common stock for cash of $80,800 pursuant to the Company’s Rule 506 private placement.

During 2011, the Company issued 1,622,630 shares of the Company’s restricted common stock for the conversion of debt in the amount of $52,000.

During 2011, the Company issued 50,000 shares of the Company’s restricted common stock for a non-refundable retainer fee related to a finder’s fee agreement the Company entered into.  The shares were valued at $0.10 per share.

On January 6, 2012, the Board of Directors awarded 100,000 shares of restricted common stock to Wendy Carriere, the Company’s Secretary/Treasurer, Chief Financial Officer and Director, valued at $0.075 per share, for her services in 2011.  Since the shares were issued for services related to 2011, the shares were recorded as of December 31, 2011.

As of December 31, 2011, the Company has recorded the cancellation of 1,900,000 shares of common stock that were returned subsequent to year-end, as part of the new agreements with Wind Sail Receptors, Inc. (see Note 1).

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

During 2010, the Company completed the conversion of three of the four existing 8% Series A cumulative preferred shareholders by issuing 246,834 of the Company’s restricted common shares at a price of $0.50 per share plus a $5,000 cash payment to each preferred shareholder. The conversion of these preferred shares reduced the dividends payable from $64,309 at December 31, 2009 to $17,969 at December 31, 2010.  As of December 31, 2011, the total dividends payable on the remaining shares of Series A cumulative preferred is $19,860.

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

NOTE 7 - STOCK OPTIONS

There are no outstanding stock options at December 31, 2011.

NOTE 8 – EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	December 31,
	2011	2010

Net Income (Loss)	$(392,675)	$(19,736)
Less: preferred dividends	(1,891)	(6,147)

Income (Loss) available to common stockholders used basic EPS	$(394,566)	$(25,883)

Weighted average number of common shares used in basic EPS	42,952,975	37,518,066
Effect of dilutive securities:
Convertible preferred stock	7,881	7,881
Convertible notes payable	1,422,171	1,136,364
Options	–	–

Weighted average number of common shares and dilutive potential common stock used in diluted EPS	44,383,027	38,662,311

NOTE 9 – DISCONTINUED OPERATIONS

On June 24, 2010, WindGen entered into an agreement with MicroCor, Inc., Chi Lin Technology Co., Ltd. and Wescor, Inc., whereby WindGen transferred 230,000 shares of MicroCor common stock owned by WindGen to Wescor, reducing WindGen’s holdings in MicroCor from 1,700,000 common shares to 1,470,000 common shares.  WindGen’s percentage of ownership of MicroCor was reduced from approximately 57% to 49%. Since WindGen’s ownership percentage is below 50%, MicroCor’s financial statements are no longer consolidated with WindGen’s financial statements.

Operating results of this discontinued operation for the years ended December 31, 2011 and 2010 are shown separately in the accompanying consolidated statement of operations.  The operating statement for the year ended December 31, 2010 has been restated to conform with the current year’s presentation and is also shown separately.  The operating results of this discontinued operation for the year ended December 31, 2011 and 2010 consist of:

	December 31,
	2011	2010

Sales	$–	$–
General and administrative	–	–
Legal and professional	–	–
Interest Expense	–	–
Gain on deconsolidation of MicroCor	–	355,000
Net Income (Loss) attributable to non-contolling interest	–	(11,512)
Net Income (Loss) from discontinued operations	$–	$343,488

NOTE 10 - RELATED PARTY TRANSACTIONS

During 2009, the Company accrued consulting expenses of $60,000 from officers of the Company.  During 2010, the Company accrued additional consulting expenses from officers of $65,500.  During 2011, the Company accrued additional consulting expenses from officers of $37,250.

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

NOTE 11 - JOINT DEVELOPMENT AGREEMENT

On June 24, 2010, WindGen terminated the former Joint Development Agreement with Wescor and entered into a new agreement whereby WindGen transferred 230,000 shares of MicroCor commons stock owned by WindGen reducing WindGen’s holdings in MicroCor from 1,700,000 common shares to 1,470,000 common shares, reducing its ownership percentage from 57% to 49%. Since WindGen’s ownership percentage is now less than 50%, MicroCor’s financial statements are no longer consolidated with WindGen’s financial statements. This transaction had the impact on WindGen’s financial statements of reducing the Company’s liabilities from December 31, 2009 in the amount of $570,019. Synergistic Equities Ltd acquired all of the shares of MicroCor previously owned by Chi Lin Technology, Ltd.

NOTE 12 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of ASC 740 did not have a material impact on the Company’s condensed consolidated financial position and results of operations. At December 31, 2011, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest Expense, Net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2011.  In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2008. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2011:

United States (a)	2008 – Present
__________
(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 13 – NEW OFFICE LEASE

In July 2009, the Company moved its offices to 14550 N. Frank Lloyd Wright Blvd., Suite 100, Scottsdale, Arizona 85260, and began paying rent in the amount of $992.52 per month on a month-to-month basis. The lease for the office expired on July 31, 2011. The Company’s new office address is 8432 E. Shea Blvd., Suite 101, Scottsdale, Arizona 85260. Effective September 1, 2011, the Company is occupying approximately 400 square feet of office space at the new address on a month-to-month basis.  The landlord is a non-affiliate shareholder of the Company and is not currently charging the Company rent. The Company may pay to the landlord rent in the form of shares of the Company's restricted common stock at some point in the future.

In addition, the Company maintains a satellite office located in Boulder City, Nevada in conjunction with the Company’s President, David Martin, and the Wind Sail Receptor Licensor.  The Company does not pay any rent for this office.

NOTE 14 – SUBSEQUENT EVENTS

On January 9, 2012, the Company borrowed an additional $42,500 from the 2011 8% Note Holder.  The note is due on October 11, 2012 and carries an interest rate of 8% per annum (the “2012 8% Note #1”).   The 2012 8% Note #1 is convertible after six months at a conversion price of 55% of the market price of the common stock. The Company has the option to prepay the note at any time.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the commitment date of January 9, 2012.  At that date, the market price of the stock was $0.08, the conversion price would have been $0.048 and the note would have been convertible into 885,416 shares of common stock.  The intrinsic value was calculated to be $28,333, which was recorded to debt discount and to additional paid-in capital.  The debt discount is being amortized to interest expense over six months.

On February 8, 2012, the Company issued 500,000 shares of restricted common stock to Wakabayashi Fund LLC of Tokyo, Japan. The shares are for consulting services to be provided by the Wakabayashi Fund LLC to assist the Company to establish International recognition, international market making, international financial PR/IR, and capital formation.

On July 12, 2011, the Company borrowed $25,000 from a third party (the “2011 8% Note Holder”).  The note was due on April 5, 2012 and carried an interest rate of 8% per annum (the “2011 8% Note #1”).   On January 13, 2012, the note holder converted $10,000 of the note to 246,305 shares of common stock pursuant to the conversion formula of the note.  On February 1, 2012, the note holder converted $8,000 of the note to 240,240 shares of common stock pursuant to the conversion formula of the note. On February 14, 2012, the note holder converted the remaining $7,000 of the note to 283,688 shares of common stock pursuant to the conversion formula of the note.  The note has now been paid in full through conversion and the note holder has forgiven any and all of the 8% interest payable.

On September 12, 2011, the Company borrowed an additional $35,000 from the 2011 8% Note Holder.  The note is due on June 6, 2012 and carries an interest rate of 8% per annum (the “2011 8% Note #2”).  On March 13, 2012, the note holder converted $8,000 of the note to 363,636 shares of common stock pursuant to the conversion formula of the note.  On March 23, 2012, the note holder converted $12,000 of the note to 555,556 shares of common stock pursuant to the conversion formula of the Note. Following the conversions, the balance due on the 2011 8% Note #2 is $15,880, including accumulated interest.

On March 20, 2012, the Company entered into two new agreements with WSR.  These two agreements replaced the exclusive sales and distribution license previously held by the Company. One agreement is a perpetual royalty agreement whereby WSR will pay to the Company a royalty on each Wind Sail Receptor Small Wind Turbine System sold in the United States and Canada.  The royalty amounts payable are $250 for three foot blade diameter units sold, $500 for six foot blade diameter units sold and $1,500 for twelve foot blade diameter units sold. WSR has ordered its first 100 six foot blade diameter units and has indicated they will be ready for sale some time during May 2012.  Once the six foot blade diameter units begin selling, the Company will receive the royalty income on a monthly basis. WSR has indicated it expects to have the twelve foot blade diameter units available for sale by the fourth quarter of 2012.  Once the sale of the twelve foot blade diameter units begins, the royalty income to the Company will significantly increase. A further provision of the new agreement with WSR returns the 1,900,000 restricted shares of the Company’s Common Stock. These shares will be canceled on the books and records of the Company reducing the total issued and outstanding shares of the Company’s Common Stock. The second agreement awarded the Company a dealership for the exclusive sale and distribution of the Wind Sail Receptor Small Wind Turbines with a blade diameter not to exceed twelve feet for the United Kingdom and the Republic of Ireland. The Company anticipates that at some point during 2012 it will enter into a joint venture in the two territories for the sale, distribution and installation of the small wind turbine systems.

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

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. The evaluation included certain control areas in which are material to Company and its size as an Exploration Stage Company.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2011, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), that has been modified to more appropriately reflect the current limited operational scope of the Company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal controls. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls are not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness. Based on its assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2011, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

The following table furnishes information concerning the officers and Directors of the Company for the indicated period, and their business backgrounds for at least the last five years:

Name	Age	Position

Ronald Conquest	67	Chairman of the Board, Chief Executive Officer and Director since January 30, 2009; Secretary/Treasurer and Chief Financial Officer from March 18, 2010 until April 21, 2010

David P. Martin	69	President and Director since April 29, 2009

Wendy Carriere	42	Secretary/Treasurer, Chief Financial Officer and Director since April 21, 2010

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission  (“SEC”) initial reports of ownership (Form 3) and reports of changes in ownership (Forms 4 and 5) of equity securities of the Company. Officers, Directors and shareholders holding greater than 10% are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of any such reports furnished to the Company, during the fiscal year ended December 31, 2011, and thereafter, all Section 16(a) filing requirements applicable to officers, Directors and shareholders holding greater than 10% have been filed, except: (i) Law Investments CR, S.A., as a holder of more than 10% of the Company’s equity securities, did not file Form 4s relating to the disposition of shares of common stock during 2010 or 2011, and (iii) Mr. Conquest, in his capacity as President and a Director of LI and the beneficial owner of such shares, did not file his Form 4s relating to the disposition of shares by LI during 2010 or 2011.   These filings were made on April 12, 2012.

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

ITEM 11.	EXECUTIVE COMPENSATION

The table below discloses the compensation of the executive officers of the Company during the three fiscal years ended December 31, 2011:

Executive Compensation Table

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	All Other Compensation ($)		Total ($)

Ronald Conquest	2011	$60,000	(1)	$–	$–		$60,000
Chief Executive Officer	2010	$60,000	(1)	$–	$–		$60,000
since January 30, 2009	2009	$30,000	(1)	$–	$–		$30,000
Chief Financial Officer from March 18, 2010
until April 21, 2010

David P. Martin	2011	$60,000	(2)	$–	$–		$60,000
President	2010	$60,000	(2)	$–	$–		$60,000
since April 21, 2009	2009	$30,000	(2)	$–	$–		$30,000

Christopher R. Miller	2010	$–		$–	$7,500	(3)	$7,500
Chief Financial Officer	2009	$–		$–	$–		$–
from January 30, 2009 until March 18, 2010

Wendy Carriere	2011	$–		$–	$7,500	(4)	$7,500
Chief Financial Officer	2010	$–		$–	$–		$–
since April 21, 2010
__________
(1)	Commencing July 1, 2009, the Company has accrued, but not paid, a consulting fee of $5,000 per month for Mr. Conquest. To date a total of $122,250 has been paid.
(2)	Commencing July 1, 2009, the Company has accrued, but not paid, a salary of $5,000 per month for Mr. Martin. To date a total of $15,000 has been paid.
(3)
On June 1, 2010, the Board of Directors awarded 100,000 shares of the Company’s restricted common stock to Mr. Miller, valued at $0.075 per share, in payment for his services for fiscal year ended December 31, 2010.

(4)
On January 6, 2012, the Board of Directors awarded 100,000 shares of the Company’s restricted common stock to Ms. Carriere, valued at $0.075 per share, in payment for her services for fiscal year ended December 31, 2011.

Since the beginning of the last fiscal year, there have been no stock options or stock appreciation rights granted to or exercised by officers named in the executive compensation table.  The Company presently has no plan for the payment of any annuity or pension retirement benefits to any of its officers or Directors, and no other remuneration payments, contingent or otherwise, are proposed to be paid in the future to any officer or Director, directly or indirectly.   Directors have not been compensated for services and there are plans for a Director’s compensation plan to be implemented prior to the end of 2012.

Compensation Committee, Interlocks and Insider Participation

The full Board of Directors of the Company functions as a compensation committee.  The Board has not specifically designated a separate compensation committee due to the relatively small size of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2011, with respect to the beneficial ownership of the Company’s common stock by each executive officer and Director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of common stock, based on 42,188,390 shares of common stock outstanding as of December 31, 2011.

Name, Address and Position of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Principal Stockholders:

Law Investments CR, S.A. 8432 E. Shea Blvd., Suite 101 Scottsdale, Arizona 85260	3,178,573 (2)	7.3%

Officers and Directors: (3)

Ronald Conquest, Chairman, Chief Executive Officer and Director	3,178,573 (4)	7.3%

David P. Martin President and Director	3,251,273	7.7%

Wendy Carriere Secretary/Treasurer, Chief Financial Officer and Director	100,000 (5)	*

All Executive Officers and Directors as a group (3 persons)	6,529,846	15%
_______________
*	Less than 1%.
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

(3)	The address of our officers and Directors is c/o WindGen Energy, Inc., 8432 E. Shea Blvd., Suite 101, Scottsdale, Arizona 85260.
(4)
These shares represent the shares currently issued and the 1,333,333 shares to be issued to Law Investments CR, S.A. upon payment of the $10,000 balance due on the promissory note from Law Investments CR, S.A., of which Ronald Conquest is a Director and President.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below.

(5)	Includes 100,000 shares granted to Ms. Carriere on January 6, 2012 in payment for her services for fiscal year ended December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On December 8, 2008, the Company entered into a stock purchase option agreement with Law Investments CR, S.A., a Costa Rica corporation (“LI”). The agreement with LI is hereinafter referred to as (the “LI Agreement”). Pursuant to the terms of the LI Agreement, the Company granted to LI a one-year option to purchase up to 15,000,000 restricted shares of the Company’s common stock at a purchase price of $0.0075 per share (the “LI Options”). The LI Options under the LI Agreement were transferable by LI. During the fourth quarter of 2009, LI exercised its remaining 5,078,333 options for $38,087.50. LI used cash to exercise its options, except for a promissory note for $17,500 delivered to the Company on December 31, 2009 for the purchase of its final 2,333,333 shares. This promissory note bears interest at 6% per annum and is payable on demand. As of December 31, 2011, there remains a balance due on the LI promissory note of $10,000. Ronald Conquest, the Chairman of the Board and Chief Executive Officer of the Company, is the President and a Director of LI.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for  professional services rendered for the years ended December 31, 2011 and 2010:

Service	2011	2010

Audit Fees	$27,974	$19,221
Audit-Related Fees	–	–
Tax Fees	1,480	1,000
All Other Fees	–	–
Total	$29,454	$20,221

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

(a) (1)  Financial Statements

The Consolidated Financial Statements of the Company are set forth in Item 8 of this Report as listed on the Index to Consolidated Financial Statements on Page 25 of this Report.

(a) (2)  Financial Statement Schedules

All schedules are omitted because they are not applicable, or are not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) (3)  Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment filed with the Nevada Secretary of State on December 16, 2009 (1)
10.1(a)	Option to Purchase Common Stock between Synergistic Equities Ltd. and Chi Lin Technologies Co., Ltd., dated January 28, 2010 (2)
10.1(b)	Proxy dated January 28, 2010 between Chi Lin Technology Co., Ltd., Larry Clark and Richard Bruggeman (3)
10.2	Joint Development Agreement Amendment between the Company, Chi Lin Technology Co., Ltd., MicroCor, Inc., and Wescor, Inc. (4)
10.3	Proxy dated July 20, 2010 between Chi Lin Technology Co., Ltd., Larry Clark and Richard Bruggeman (5)
10.4(a) *	Dealer Agreement between the Company and Wind Sail Receptor, Inc. dated March 20, 2012
10.4(b) *	Royalty Agreement between the Company and Wind Sail Receptor, Inc. dated March 20, 2012
21 *	Subsidiaries of the Company
31.1 *	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 *	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 *	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2 *	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS *	XBRL Instance Document **
101.SCH *	XBRL Taxonomy Extension Schema Document **
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document **
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document **
__________________
*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this XBRL-related information shall be deemed to be “furnished” and not “filed.”
(1)	Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed by the Company on April 15, 2010.
(2)	Incorporated by reference to Exhibit 10.1(e) of the Annual Report on Form 10-K filed by the Company on April 15, 2010.
(3)	Incorporated by reference to Exhibit 10.1(f) of the Annual Report on Form 10-K filed by the Company on April 15, 2010.
(4)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on on June 30, 2010.
(5)	Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by the Company on August 13, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDGEN ENERGY, INC.

Date: April 13, 2012	By:	/s/ Ronald Conquest

Ronald Conquest Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

	Signature	Date

By:	/s/ Ronald Conquest	April 13, 2012

Ronald Conquest Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ David P. Martin	April 13, 2012

David P. Martin President, Chief Operating Officer and Director (Principal Operating Officer)

By:	/s/ Wendy Carriere	April 13, 2012

Wendy Carriere Secretary/Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)