Form 10-Q
period 2012-03-31
WINDGEN ENERGY, INC.
filed 2012-05-15
CIK 726037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

As of May 14, 2012, 44,377,815 shares of the issuer’s common stock were outstanding.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

WINDGEN ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets:
Cash	$–	$22
Other Receivable	24,464	24,464
Prepaid Expenses and Other	200	2,502

TOTAL ASSETS	$24,664	$26,988

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Bank Overdraft	$955	$–
Related Party Consulting Fees Payable	190,750	162,750
Accounts Payable	23,417	38,061
Note Payable	26,664	26,048
Shareholder Advances	4,199	–
Convertible Note Payable, net of debt discount of $15,538 and $27,273	44,104	49,412
Preferred Stock Dividends Payable	20,333	19,860

TOTAL LIABILITIES	$310,422	$296,131

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred Stock: 10,000,000 shares authorized; Series A Cumulative convertible preferred stock, 8% cumulative, $4.50 par value, 1,000,000 shares designated, 5,254 shares outstanding at March 31, 2012, (aggregate liquidation preference of $43,977); 5,254 shares outstanding at December 31, 2011 (aggregate liquidation preference of $43,504)	23,644	23,644
Common Stock, $0.001 par value: 100,000,000 shares authorized, 44,377,815 and 42,188,390 shares outstanding at March 31, 2012 and December 31, 2011, respectively	44,378	42,188
Additional Paid-In Capital	9,551,553	9,430,409
Stock Subscription Receivable	(10,000)	(10,000)
Accumulated Deficit	(9,895,333)	(9,755,384)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(285,758)	$(269,143)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,664	$26,988

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the Three Months Ended
	March 31,
	2012	2011

REVENUES	$–	$–

OPERATING EXPENSES:
General and Administrative	20,348	32,651
Legal and Professional Fees	12,986	8,264
Related Party Consulting Fees	30,000	30,000
Stock Compensation Expenses for Consulting Services	50,000	–

Total Operating Expenses	113,334	70,915

INCOME (LOSS) FROM OPERATIONS	(113,334)	(70,915)

OTHER INCOME (EXPENSE):
Amortization of debt discount	(25,368)	(20,119)
Interest Income (Expense)	(774)	(986)

Total Other Income (Expense), Net	(26,142)	(21,105)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(139,476)	(92,020)

NET INCOME (LOSS)	(139,476)	(92,020)

PREFERRED STOCK DIVIDENDS	(473)	(473)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(139,949)	$(92,493)

NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED)	$–	$–

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	42,422,951	41,305,278
DILUTED	43,604,301	42,449,523

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(139,476)	$(92,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for consulting services	50,000	–
Interest expense from debt discount	25,368	20,119
Related party consulting fee payable	28,000	3,100
Prepaid expense	2,302	10,390
Accounts payable	(14,644)	(2,459)
Accrued interest payable	774	986
Other receivable	–	(434)
Net cash provided by (used in) Operating Activities	(47,676)	(60,318)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by Investing Activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	–	35,000
Proceeds from notes payable	42,500	–
Proceeds from shareholder advances	4,199	–
Bank overdraft	955	–
Net cash provided by Financing Activities	47,654	35,000

NET INCREASE (DECREASE) IN CASH	$(22)	$(25,318)
CASH AT BEGINNING OF PERIOD	22	33,278
CASH AT END OF PERIOD	$–	$7,960

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$150	$150

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Subscription Receivable for Exercise of Stock Options	$10,000	$10,000
Notes Payable Converted to Common Stock	$45,500	$–

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

On December 4, 2009, the Company changed its name from InMedica Development Corporation to WindGen Energy, Inc. (“WindGen”).

On June 24, 2010, WindGen terminated the former Development Agreement with Wescor and entered into a new agreement whereby WindGen transferred 230,000 shares of MicroCor common stock owned by WindGen reducing WindGen’s holdings in MicroCor from 1,700,000 common shares to 1,470,000 common shares, reducing its ownership percentage from 57% to 49%. Since WindGen’s ownership percentage is now less than 50%, MicroCor’s financial statements are no longer consolidated with WindGen’s financial statements. Synergistic Equities, Ltd. has acquired all of the shares of MicroCor previously owned by Chi Lin Technology, Ltd.

On April 17, 2009, we entered into a license agreement (the “License Agreement”) with Wind Sail Receptor, Inc. of Boulder City, Nevada (“WSR”), pursuant to which we were granted the exclusive license to assemble and market WSR’s wind sail receptor energy generation devices using blades of 15 feet or less in length in the United States, Canada, the United Kingdom and Republic of Ireland, with nonexclusive rights in the rest of the world except Latin America. Under the License Agreement, we were to acquire 100 blades from WSR during the first year after WSR is able to manufacture the blades.

During 2010, the Company issued 1,900,000 shares of the Company’s restricted common stock to WSR in consideration of amending the License Agreement.  The proposed amendment to the License Agreement between the Company and WSR was not executed. The reasons are various and include, but are not limited to, finalizing details regarding the need for the Company to be involved in assembly of the wind turbines in various license territories outside the US, final pricing that the units would be sold by WSR to the Company, final terms of the product warranty to be provided by WSR, and possible additional exclusive territory added to the License.  Under the terms of the existing License Agreement, the Company intended to use its best efforts to obtain Federal, State, Local, or Private Grant Funds and to share these Grant Funds with WSR up to a sum of $1,000,000. To date the Company has not been successful in obtaining Grant Funds. No monetary disputes currently exist between the two companies.

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS (Continued)

Nature of Operations (Continued)

On March 20, 2012, the Company entered into two new agreements with WSR.  These two agreements replaced the exclusive sales and distribution License Agreement previously held by the Company. One agreement is a perpetual Royalty Agreement whereby WSR will pay to the Company a royalty on each Wind Sail Receptor Small Wind Turbine System sold in the United States and Canada.  The royalty amounts payable are $250 for three foot blade diameter units sold, $500 for six foot blade diameter units sold and $1,500 for twelve foot blade diameter units sold. WSR has ordered its first 100 six foot blade diameter units and has indicated they will be ready for sale some time during July 2012.  Once the six foot blade diameter units begin selling, the Company will receive the royalty income on a monthly basis. WSR has indicated it expects to have the twelve foot blade diameter units available for sale by the first quarter of 2013. The three foot blade system is still in development inasmuch as WST is co-developing a totally different type of generator that the blade will be attached to.  Once the sale of the twelve foot blade diameter units begins, the royalty income to the Company will significantly increase. A further provision of the new agreement with WSR returns the 1,900,000 restricted shares of the Company’s Common Stock. These shares have been canceled on the books and records of the Company as of December 31, 2011, reducing the total issued and outstanding shares of the Company’s Common Stock.  See “Note 1” to the financial statements.

The second agreement is a Dealer Agreement which awarded the Company a dealership for the exclusive sale and distribution of the Wind Sail Receptor Small Wind Turbines with a blade diameter not to exceed twelve feet for the United Kingdom and the Republic of Ireland. The Company anticipates that at some point during 2012 it will enter into a joint venture in the two territories for the sale, distribution and installation of the small wind turbine systems.

Basis of Presentation

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company generated negative cash flows from operations of $199,056 and $280,681 in 2011 and 2010, respectively, and net losses from operations of $326,869 and $348,363 in 2011 and 2010, respectively.   As of March 31, 2012, the Company had an accumulated deficit of $9,895,333 and a working capital deficit of $285,758. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.  Management’s operating plan includes pursuing additional fund raising as well as putting in place all the initial requirements in anticipation of the Company beginning operations and generating revenue in 2012.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At March 31, 2012 and 2011, there were 1,181,350 and 1,144,245 potentially dilutive common stock equivalents, respectively.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including receivables, accounts payable, accrued liabilities, and notes payable at March 31, 2012 and December 31, 2011 approximates their fair values due to the short-term nature of these financial instruments.

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

Costs of internally developing, maintaining and restoring intangible assets (including goodwill) that are not specifically identifiable, have indeterminate lives, or are inherent in a continuing business and related to an entity as a whole, are recognized as an expense when incurred.

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

On March 20, 2012, the Company entered into two new agreements with Wind Sail Receptor, Inc.  These two agreements replaced the exclusive sales and distribution license previously held by the Company.  As part of these agreements, the 1,900,000 shares issued to Wind Sail Receptor, Inc. for the licensing rights were to be returned to the Company and cancelled. ASC 855-10-25 indicates the Company should recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date.  Since the original License Agreement that resulted in the Company recording the intangible asset of $190,000 was being modified and replaced, the Company has determined that the stock cancellation and removal of the intangible asset should be recorded as of December 31, 2011.  The financial statements presented as of March 31, 2012 reflect the cancellation of the 1,900,000 shares of stock and the removal from the books of the intangible asset.  No gain or loss was recorded.

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

On June 30, 2011, the Company borrowed $25,000 from a third party (the “10% Note Holder”). The note is due 120 days from the date of the note and carries an interest rate of 10% per annum (the “10% Note”). The Company has extended the due date of the note for an additional 90 days.  At March 31, 2012, $1,664 interest was due on the 10% Note.

On July 12, 2011, the Company borrowed $25,000 from a third party (the “2011 8% Note Holder”).  The note is due on April 5, 2012 and carries an interest rate of 8% per annum (the “2011 8% Note #1”).   The 2011 8% Note #1 is convertible after six months at a conversion price of 58% of the market price of the common stock.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the commitment date of July 12, 2011.  At that date, the market price of the stock was $0.055, the conversion price would have been $0.0319, and the note would have been convertible into 783,699 shares of common stock.    The intrinsic value was calculated to be $18,160, which was recorded to debt discount and to additional paid-in capital.  The debt discount was being amortized to interest expense over six months.  On January 13, 2012, the note holder converted $10,000 of the note to 246,305 shares of common stock pursuant to the conversion formula of the note.  On February 1, 2012, the note holder converted $8,000 of the note to 240,240 shares of common stock pursuant to the conversion formula of the note. On February 14, 2012, the note holder converted the remaining $7,000 of the note to 283,688 shares of common stock pursuant to the conversion formula of the note. The note has now been paid in full through conversion and the note holder has forgiven any and all of the 8% interest payable.

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – NOTES PAYABLE (Continued)

On September 12, 2011, the Company borrowed an additional $35,000 from the 2011 8% Note Holder.  The note is due on June 6, 2012 and carries an interest rate of 8% per annum (the “2011 8% Note #2”).   The 2011 8% Note #2 is convertible after six months at a conversion price of 55% of the market price of the common stock. The Company has the option to prepay the note at any time.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the commitment date of September 12, 2011.  At that date, the market price of the stock was $0.08, the conversion price would have been $0.044, and the note would have been convertible into 795,455 shares of common stock.    The intrinsic value was calculated to be $28,636, which was recorded to debt discount and to additional paid-in capital.  The debt discount is being amortized to interest expense over six months.  At March 31, 2012, the remaining debt discount was $0.  On March 13, 2012, the note holder converted $8,000 of the note to 363,636 shares of common stock pursuant to the conversion formula of the note.  On March 23, 2012, the note holder converted $12,000 of the note to 555,556 shares of common stock pursuant to the conversion formula of the Note. As of March 31, 2012, the balance due on the 2011 8% Note #2 is $15,000, and the note was convertible into approximately 306,122 shares of common stock.

On January 9, 2012, the Company borrowed an additional $42,500 from the 2011 8% Note Holder.  The note is due on October 11, 2012 and carries an interest rate of 8% per annum (the “2012 8% Note #1”).   The 2012 8% Note #1 is convertible after six months at a conversion price of 60% of the market price of the common stock. The Company has the option to prepay the note at any time.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the commitment date of January 9, 2012.  At that date, the market price of the stock was $0.08, the conversion price would have been $0.048 and the note would have been convertible into 885,416 shares of common stock.  The intrinsic value was calculated to be $28,333, which was recorded to debt discount and to additional paid-in capital.  The debt discount is being amortized to interest expense over six months.  At March 31, 2012, the remaining debt discount was $15,538.  As of March 31, 2012, the balance due on the 2012 8% Note #1 is $42,500, and the note was convertible into approximately 867,347 shares of common stock.

At March 31, 2012, these notes had accrued interest of $2,142.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value (the “Common Stock”), of which approximately 42,188,390 shares were issued and outstanding on March 31, 2012.  All presently outstanding shares are duly authorized, fully-paid and non-assessable.  Each share of the Common Stock is entitled to one vote on all matters to be voted on by the shareholders, such as the election of certain directors and other matters that directly impact the rights of the holders of such class. There is no cumulative voting in the election of directors. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore. In the event of any dissolution, winding up or liquidation of the Company, the shares of Common Stock will share ratably in all the funds available for distribution after payment of all debts and obligations. The holders of Common Stock are subject to any rights that may be fixed for holders of preferred stock as designated upon issuance.

On December 4, 2009, the Company changed its total authorized common shares from 40,000,000 to 100,000,000 shares.

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – COMMON STOCK (Continued)

During 2009, the Company issued 15,000,000 shares of common stock for cash of $95,000 and a stock subscription receivable of $17,500.  The stock issuances were the result of the exercise of a stock purchase option agreement with Law Investments CR, S.A., a Costa Rica corporation.  During 2011 and 2010, $0 and $7,500, respectively, was paid toward the subscription receivable leaving a balance due of $10,000 at March 31, 2012.

During 2010, the Company completed the conversion of three of the four existing 8% Series A cumulative preferred shareholders by issuing 246,834 of the Company’s restricted common shares at a price of $0.50 per share plus a $5,000 cash payment to each preferred shareholder. The conversion of these preferred shares reduced the dividends payable from $64,309 at December 31, 2009 to $17,969 at December 31, 2010.  As of March 31, 2012, the total dividends payable on the remaining shares of Series A cumulative preferred was $20,333.

During 2010 the Company issued 1,900,000 shares of the Company’s restricted common stock to Wind Sail Receptor in consideration of an amendment to the Company’s 2009 License Agreement with Wind Sail Receptor.  The shares were valued at $0.10 per share.  As of December 31, 2011, the Company recorded the cancellation of the 1,900,000 shares of common stock that were returned subsequent to year-end, as part of the new agreements with Wind Sail Receptors, Inc. (see “Note 1” above).

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

On February 8, 2012, the Company issued 500,000 shares of restricted common stock to Wakabayashi Fund LLC of Tokyo, Japan. The shares are for consulting services to be provided by the Wakabayashi Fund LLC to assist the Company to establish International recognition, international market making, international financial PR/IR, and capital formation.  The shares were valued at $.10 per share.

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

During 2010, the Company completed the conversion of three of the four existing 8% Series A cumulative preferred shareholders by issuing 246,834 of the Company’s restricted common shares at a price of $0.50 per share plus a $5,000 cash payment to each preferred shareholder. The conversion of these preferred shares reduced the dividends payable from $64,309 at December 31, 2009 to $17,969 at December 31, 2010.  As of March 31, 2012, the total dividends payable on the remaining shares of Series A cumulative preferred is $20,333.

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

NOTE 6 - STOCK OPTIONS

There are no outstanding stock options at March 31, 2012.

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	For the Three Months Ended March 31,
	2012	2011

Net Income (Loss)	$(139,476)	$(92,020)
Less: preferred dividends	(473)	(473)

Income (Loss) available to common stockholders used basic EPS	$(139,949)	$(92,493)

Weighted average number of common shares used in basic EPS	42,422,951	41,305,278

Effect of dilutive securities:
Convertible preferred stock	7,881	7,881
Convertible notes payable	1,173,469	1,136,364
Options	–	–

Weighted average number of common shares and dilutive potential common stock used in diluted EPS	43,604,301	42,449,523

NOTE 8 – DISCONTINUED OPERATIONS

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During the first quarter of 2012, a shareholder advanced the Company $4,199 to pay various expneses.

During 2009, 2010 and 2011, the Company accrued consulting expenses of $60,000, $65,500 and $37,250 from officers of the Company.  During the first quarter of 2012, the Company accrued additional consulting expenses of $28,000 for a total due officers of the Company of $190,750.

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 – RELATED PARTY TRANSACTIONS (Continued)

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

NOTE 10 – JOINT DEVELOPMENT AGREEMENT

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

NOTE 11 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of ASC 740 did not have a material impact on the Company’s condensed consolidated financial position and results of operations. At March 31, 2012, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

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

NOTE 12 – NEW OFFICE LEASE

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

WINDGEN ENERGY, INC.

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

Plan of Operation - Wind Energy

Since January 2009, management has refocused the Company on wind energy devices.  On April 17, 2009, we entered into a license agreement (the “License Agreement”) with Wind Sail Receptor, Inc. of Boulder City, Nevada (“WSR”), pursuant to which we were granted the exclusive license to assemble and market WSR’s wind sail receptor energy generation devices using blades of 15 feet or less in length in the United States, Canada, the United Kingdom and the Republic of Ireland, with nonexclusive rights in the rest of the world except Latin America. Under the License Agreement, we were to acquire 100 blades from WSR during the first year after WSR is able to manufacture the blades.

During 2010, the Company issued 1,900,000 shares of the Company’s restricted common stock to WSR in consideration of amending the License Agreement.  The proposed amendment to the License Agreement between the Company and WSR was not executed. The reasons are various and include, but are not limited to, finalizing details regarding the need for the Company to be involved in assembly of the wind turbines in various license territories outside the US, final pricing that the units would be sold by WSR to the Company, final terms of the product warranty to be provided by WSR, and possible additional exclusive territory added to the License.  Under the terms of the existing License Agreement, the Company intended to use its best efforts to obtain Federal, State, Local, or Private Grant Funds and to share these Grant Funds with WSR up to a sum of $1,000,000. To date the Company has not been successful in obtaining Grant Funds. No monetary disputes currently exist between the two companies.

WINDGEN ENERGY, INC.

On March 20, 2012, the Company entered into two new agreements with WSR.  These two agreements replaced the exclusive sales and distribution License Agreement previously held by the Company. One agreement is a perpetual Royalty Agreement whereby WSR will pay to the Company a royalty on each Wind Sail Receptor Small Wind Turbine System sold in the United States and Canada.  The royalty amounts payable are $250 for three foot blade diameter units sold, $500 for six foot blade diameter units sold and $1,500 for twelve foot blade diameter units sold. WSR has ordered its first 100 six foot blade diameter units and has indicated they will be ready for sale some time during July 2012.  Once the six foot blade diameter units begin selling, the Company will receive the royalty income on a monthly basis. WSR has indicated it expects to have the twelve foot blade diameter units available for sale by the first quarter of 2013. The three foot blade system is still in development inasmuch as WST is co-developing a totally different type of generator that the blade will be attached to.  Once the sale of the twelve foot blade diameter units begins, the royalty income to the Company will significantly increase. A further provision of the new agreement with WSR returns the 1,900,000 restricted shares of the Company’s Common Stock. These shares have been canceled on the books and records of the Company as of December 31, 2011, reducing the total issued and outstanding shares of the Company’s Common Stock.  See “Note 1” to the financial statements.

The second agreement is a Dealer Agreement which awarded the Company a dealership for the exclusive sale and distribution of the Wind Sail Receptor Small Wind Turbines with a blade diameter not to exceed twelve feet for the United Kingdom and the Republic of Ireland. The Company anticipates that at some point during 2012 it will enter into a joint venture in the two territories for the sale, distribution and installation of the small wind turbine systems.

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

Results of Operations

No revenues from operations were received in 2011 and 2010, nor during the three months ended March 31, 2012.  The Company generated negative cash flows from operations of $199,056 and $280,681 in 2011 and 2010, respectively, and net losses from operations of $326,869 and $348,363 in 2011 and 2010, respectively.   As of March 31, 2012, the Company had an accumulated deficit of $9,895,333 and a working capital deficit of $285,758.

The Company had a net loss from continuing operations for the three months ended March 31, 2012 of $139,476, as compared to a net loss from continuing operations of $92,020 for the three month period ended March 31, 2011.  The increase in the net loss from continuing operations resulted primarily from increased General and Administrative Expenses, Marketing Expenses, and Related Party Consulting Fees.  These types of expenses will continue to increase in the future, subject to available funding, as we continue implementing our business plan.

WINDGEN ENERGY, INC.

Liquidity and Capital Resources

During the first quarter of 2012, we sold no shares of restricted common stock.

During the fiscal years ended 2009 and 2010, liquidity was generated from the private placement of restricted common stock sold upon the exercise of the options granted to Law Investments CR, S.A., a Costa Rica corporation (“LI”) pursuant to the terms of the December 8, 2008 stock purchase option agreement (the “LI Agreement”).  During 2009, the Company issued 15,000,000 shares of restricted common stock to LI for cash of $95,000 and a stock subscription receivable of $17,500.  During 2010, $7,500 was paid toward the subscription receivable leaving a balance due of $10,000 at March 31, 2012.

On June 30, 2011, the Company borrowed $25,000 from a third party (the “10% Note Holder”). The note is due 120 days from the date of the note and carries an interest rate of 10% per annum (the “10% Note”). The Company has extended the due date of the note for an additional 90 days.  At March 31, 2012, $1,664 interest was due on the 10% Note.

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

On September 12, 2011, the Company borrowed an additional $35,000 from the 2011 8% Note Holder.  The note is due on June 6, 2012 and carries an interest rate of 8% per annum (the “2011 8% Note #2”).   The 2011 8% Note #2 is convertible after six months at a conversion price of 55% of the market price of the common stock. The Company has the option to prepay the note at any time.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the commitment date of September 12, 2011.  At that date, the market price of the stock was $0.08, the conversion price would have been $0.044, and the note would have been convertible into 795,455 shares of common stock.    The intrinsic value was calculated to be $28,636, which was recorded to debt discount and to additional paid-in capital.  The debt discount is being amortized to interest expense over six months.  At March 31, 2012, the remaining debt discount was $0.  On March 13, 2012, the note holder converted $8,000 of the note to 363,636 shares of common stock pursuant to the conversion formula of the note.  On March 23, 2012, the note holder converted $12,000 of the note to 555,556 shares of common stock pursuant to the conversion formula of the Note. As of March 31, 2012, the balance due on the 2011 8% Note #2 is $15,000, and the note was convertible into approximately 306,122 shares of common stock.

WINDGEN ENERGY, INC.

On January 9, 2012, the Company borrowed an additional $42,500 from the 2011 8% Note Holder.  The note is due on October 11, 2012 and carries an interest rate of 8% per annum (the “2012 8% Note #1”).   The 2012 8% Note #1 is convertible after six months at a conversion price of 60% of the market price of the common stock. The Company has the option to prepay the note at any time.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the commitment date of January 9, 2012.  At that date, the market price of the stock was $0.08, the conversion price would have been $0.048 and the note would have been convertible into 885,417 shares of common stock.  The intrinsic value was calculated to be $28,333, which was recorded to debt discount and to additional paid-in capital.  The debt discount is being amortized to interest expense over six months.  At March 31, 2012, the remaining debt discount was $15,538.  As of March 31, 2012, the balance due on the 2012 8% Note #1 is $42,500, and the note was convertible into approximately 867,347 shares of common stock.

Going Concern

The Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s consolidated financial statements for the years ended December 31, 2011 and 2010.  See “Note 1” to the financial statements. The Company’s liquidity shortage will continue through 2012.

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

New Office Location

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

WINDGEN ENERGY, INC.

Item 4.	Controls and Procedures.

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

During 2010 the Company issued 1,900,000 shares of the Company’s restricted common stock to Wind Sail Receptor, Inc. in consideration of an amendment to the Company’s 2009 License Agreement with Wind Sail Receptor.  The shares were valued at $0.10 per share.  On March 20, 2012, the Company entered into two new agreements with WSR.  These two agreements replaced the exclusive sales and distribution 2009 License Agreement.  Since the 2009 License Agreement resulted in the Company recording the intangible asset of $190,000 was being modified and replaced, the Company determined that the stock cancellation and removal of the intangible asset should be recorded as of December 31, 2011.  Therefore, as of December 31, 2011, the Company recorded the cancellation of the 1,900,000 shares of common stock on the books and records of the Company, reducing the total number of issued and outstanding shares of the Company’s common stock.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 1” to the financial statements.

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

On September 12, 2011, the Company borrowed an additional $35,000 from the 2011 8% Note Holder.  The note is due on June 6, 2012 and carries an interest rate of 8% per annum (the “2011 8% Note #2”).   The 2011 8% Note #2 is convertible after six months at a conversion price of 55% of the market price of the common stock. On March 13, 2012, the note holder converted $8,000 of the note to 363,636 shares of common stock pursuant to the conversion formula of the note.  On March 23, 2012, the note holder converted $12,000 of the note to 555,556 shares of common stock pursuant to the conversion formula of the Note. As of March 31, 2012, the balance due on the 2011 8% Note #2 is $15,000.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Mining Safety Disclosures. Not applicable.

Item 5.	Other Information. None.

WINDGEN ENERGY, INC.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment filed with the Nevada Secretary of State on December 16, 2009 (1)
10.1(a)	Option to Purchase Common Stock between Synergistic Equities Ltd. and Chi Lin Technologies Co., Ltd., dated January 28, 2010 (2)
10.1(b)	Proxy dated January 28, 2010 between Chi Lin Technology Co., Ltd., Larry Clark and Richard Bruggeman (3)
10.2	Joint Development Agreement Amendment between the Company, Chi Lin Technology Co., Ltd., MicroCor, Inc., and Wescor, Inc. (4)
10.4(a)	Exclusive License Agreement between the Company and Wind Sail Receptor, Inc. dated April 17, 2009 (5)
10.4(b)	Dealer Agreement between the Company and Wind Sail Receptor, Inc. dated March 20, 2012 (6)
10.4(c)	Royalty Agreement between the Company and Wind Sail Receptor, Inc. dated March 20, 2012 (7)
31.1 *	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 *	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 *	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2 *	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS *	XBRL Instance Document **
101.SCH *	XBRL Taxonomy Extension Schema Document **
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document **
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document **
__________________
*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, this XBRL-related information shall be deemed to be “furnished” and not “filed.”
(1)	Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed by the Company on April 15, 2010.
(2)	Incorporated by reference to Exhibit 10.1(e) of the Annual Report on Form 10-K filed by the Company on April 15, 2010.
(3)	Incorporated by reference to Exhibit 10.1(f) of the Annual Report on Form 10-K filed by the Company on April 15, 2010.
(4)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on on June 30, 2010.
(5)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on April 23, 2009.
(6)	Incorporated by reference to Exhibit 10.4(a) of the Annual Report on Form 10-K filed by the Company on April 13, 2012.
(7)	Incorporated by reference to Exhibit 10.4(b) of the Annual Report on Form 10-K filed by the Company on April 13, 2012.

WINDGEN ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDGEN ENERGY, INC.

Dated: May 15, 2012	By:	/s/ Ronald Conquest
Ronald Conquest Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2012	By:	/s/ Wendy Carriere
Wendy Carriere Secretary/Treasurer, Chief Financial Officer and Director (Principal Accounting Officer)