Form 10-Q
period 2012-06-30
WINDGEN ENERGY, INC.
filed 2012-08-17
CIK 726037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of August 17, 2012, 44,377,815 shares of the issuer’s common stock were outstanding.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 WINDGEN ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets:
Cash	$12,765	$22
Other Receivable	24,464	24,464
Prepaid Expenses & Other	200	2,502

TOTAL ASSETS	$37,429	$26,988

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities:
Related Party Consulting Fees Payable	195,750	$162,750
Accounts Payable	50,990	38,061
Note Payable	27,288	26,048
Shareholder Advances	479	—
Convertible Notes Payable, net of debt discount of $27,784 and $27,273, respectively	65,351	49,412
Preferred Stock Dividends Payable	20,806	19,860

TOTAL LIABILITIES	$360,664	$296,131

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, 10,000,000 shares authorized; Series A Cumulative convertible preferred stock, 8% cumulative, $4.50 par value, 1,000,000 shares designated, 5,254 shares outstanding at June 30, 2012 , (aggregate liquidation preference of $44,450); 5,254 shares outstanding at December 31, 2011 (aggregate liquidation preference of $43,504)	23,644	23,644
Common Stock, $0.001 par value: 100,000,000 shares authorized, 44,377,815 and 42,188,390 shares outstanding at June 30, 2012 and December 31, 2011, respectively	44,378	42,188
Additional Paid-In Capital	9,578,144	9,430,409
Stock Subscription Receivable	(10,000)	(10,000)
Accumulated Deficit	(9,959,401)	(9,755,384)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(323,235)	$(269,143)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	37,429	$26,988

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WINDGEN ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
General & Administrative	7,427	44,532	27,775	77,183
Stock Compensation Expenses for Consulting	—	—	50,000	—
Legal & Professional Fees	25,206	25,545	38,193	33,809
Related Party Consulting Fees	15,000	30,000	45,000	60,000
Total Operating Expenses	47,633	100,077	160,968	170,992

INCOME (LOSS) FROM OPERATIONS	(47,633)	(100,077)	(160,968)	(170,992)

OTHER INCOME (EXPENSE):
Amortization of debt discount	(14,343)	(7,153)	(39,711)	(27,272)
Interest Income (Expense)	(1,617)	(291)	(2,392)	(1,277)
Total Other Income (Expense), Net	(15,960)	(7,444)	(42,103)	(28,549)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(63,593)	(107,521)	(203,071)	(199,541)

NET INCOME (LOSS)	(63,593)	(107,521)	(203,071)	(199,541)

PREFERRED STOCK DIVIDENDS	(473)	(473)	(946)	(946)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(64,066)	$(107,994)	$(204,017)	$(200,487)

NET INCOME (LOSS) PER COMMON SHARE (BASIC & DILUTED)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	44,377,815	42,576,062	43,753,514	42,045,747
DILUTED	47,655,898	42,977,644	47,031,597	42,447,329

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WINDGEN ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Six Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss/Income	$(203,071)	$(199,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense from debt discount	39,711	27,272
Common stock issued for services	50,000	—
Related party consulting fee payable	33,000	15,250
Prepaid expense	2,302	26,892
Accounts payable	12,929	25,948
Accrued interest payable	2,393	1,277
Other receivable	—	(4,110)
Net cash provided by (used in) Operating Activities	(62,736)	(107,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	—	70,800
Proceeds from note payable	75,000	25,000
Proceeds from shareholder advances	479	—
Net cash provided by Financing Activities	75,479	95,800

NET INCREASE (DECREASE) IN CASH	12,743	(11,212)
CASH AT BEGINNING OF PERIOD	22	33,278
CASH AT END OF PERIOD	12,765	22,066

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$150	$150

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES:
Stock Subscription Receivable for exercise of stock options	$10,000	$10,000
Notes Payable Converted to Common Stock	$45,000	$42,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WINDGEN ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

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

On December 4, 2009, the Company changed its name from InMedica Development Corporation to WindGen Energy, Inc. (“WindGen”).

On June 24, 2010, WindGen terminated the former Development Agreement with Wescor and entered into a new agreement reducing its ownership percentage from 57% to 49%. Since WindGen’s ownership percentage is now less than 50%, MicroCor’s financial statements are no longer consolidated with WindGen’s financial statements. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – MicroCor, Inc.” for complete details.

On April 17, 2009, we entered into a license agreement (the “License Agreement”) with Wind Sail Receptor, Inc. of Boulder City, Nevada (“WSR”), pursuant to which we were granted the exclusive license to assemble and market certain of WSR’s wind sail receptor energy generation devices in the United States, Canada, the United Kingdom and Republic of Ireland, with nonexclusive rights in the rest of the world except Latin America. Under the License Agreement, we were to acquire the necessary blades from WSR during the first year after WSR was able to manufacture the blades.

During 2010, the Company issued 1,900,000 shares of the Company’s restricted common stock to WSR in consideration of amending the License Agreement (the “WSR Shares”).  The proposed amendment to the License Agreement between the Company and WSR was not executed. The reasons are various and include, but are not limited to, finalizing details regarding the need for the Company to be involved in assembly of the wind turbines in various license territories outside the US, final pricing that the units would be sold by WSR to the Company, final terms of the product warranty to be provided by WSR, and possible additional exclusive territory added to the License.  Under the terms of the License Agreement, the Company intended to use its best efforts to obtain Federal, State, Local, or Private Grant Funds and to share these Grant Funds with WSR. To date the Company has not been successful in obtaining Grant Funds. No monetary disputes currently exist between the two companies.

On March 20, 2012, the Company entered into two new agreements with WSR.  These two agreements replaced the exclusive sales and distribution License Agreement previously held by the Company. One agreement is a perpetual Royalty Agreement whereby WSR will pay to the Company a royalty on each Wind Sail Receptor Small Wind Turbine System sold in the United States and Canada.  A further provision of the new agreement with WSR returns the WSR Shares to the Company. These shares have been canceled on the books and records of the Company as of December 31, 2011, reducing the total issued and outstanding shares of the Company’s Common Stock.  See “Note 4 – Common Stock” below. The second agreement is a Dealer Agreement which awarded the Company a dealership for the exclusive sale and distribution of the Wind Sail Receptor Small Wind Turbines with a blade diameter not to exceed twelve feet for the United Kingdom and the Republic of Ireland. The Company anticipates that at some point during 2012 it will enter into a joint venture in the two territories for the sale, distribution and installation of the small wind turbine systems. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation – Wind Energy” for complete details regarding these agreements.

Basis of Presentation

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company generated negative cash flows from operations of $199,056 and $280,681 in 2011 and 2010, respectively, and net losses from operations of $326,869 and $348,363 in 2011 and 2010, respectively.   As of June 30, 2012, the Company had an accumulated deficit of $9,959,401 and a working capital deficit of $323,235. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.  Management’s operating plan includes pursuing additional fund raising as well as putting in place all the initial requirements in anticipation of the Company beginning operations and generating revenue in 2012.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At June 30, 2012 and 2011, there were 3,278,083 and 401,582 potentially dilutive common stock equivalents, respectively.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including receivables, accounts payable, accrued liabilities, and notes payable at June 30, 2012 and December 31, 2011 approximates their fair values due to the short-term nature of these financial instruments.

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

On March 20, 2012, the Company entered into two new agreements with Wind Sail Receptor, Inc.  These two agreements replaced the exclusive sales and distribution license previously held by the Company.  As part of these agreements, the 1,900,000 shares (“WSR Shares”) issued to Wind Sail Receptor, Inc. for the licensing rights were returned to the Company and cancelled. ASC 855-10-25 indicates the Company should recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date.  Since the original License Agreement that resulted in the Company recording the intangible asset of $190,000 was being modified and replaced, the Company determined that the stock cancellation and removal of the intangible asset should be recorded as of December 31, 2011.  The financial statements presented as of June 30, 2012 reflect the cancellation of the WSR Shares and the removal from the books of the intangible asset.  No gain or loss was recorded. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation – Wind Energy” for complete details regarding these agreements.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 – NOTES PAYABLE

On October 21, 2010, the Company borrowed $50,000 from a third party.  The note was due on July 21, 2011 and carried an interest rate of 8% per annum (the “October 21, 2010 Note”).   The note was convertible after six months at a conversion price of 55% of the market price of the common stock.   During 2011, the note holder converted $50,000 principal of the note and interest to 1,622,630 shares of common stock pursuant to the conversion formula of the note.  The note holder agreed to a flat fee of $2,000 for interest and has declared the note paid in full.

On June 30, 2011, the Company borrowed $25,000 from a third party. The note carries an interest rate of 10% per annum (the “June 30, 2011 Note”). The Company has extended the due date of the note to December 31, 2012.  At June 30, 2012, $2,288 in interest was due on the June 30, 2011 Note.

On July 12, 2011, the Company borrowed $25,000 from a third party.  The note was due on April 5, 2012 and carried an interest rate of 8% per annum (the “July 12, 2011 Note”).   The note was convertible after six months at a conversion price of 58% of the market price of the common stock.  Since the note contained a beneficial conversion feature, the intrinsic value of the conversion feature was calculated to be $18,160 at the commitment date of July 12, 2011, which was recorded to debt discount and to additional paid-in capital.  The debt discount was amortized to interest expense over a period of six months.  During the first two quarters of 2012, the note holder converted the total principal of the note to 770,233 shares of common stock pursuant to the conversion formula of the note.  The July 12, 2011 Note has now been paid in full through conversion and the note holder has forgiven all of the interest payable.

On September 12, 2011, the Company borrowed $35,000 from a third party.  The note was due on June 6, 2012 and carries an interest rate of 8% per annum (the “September 12, 2011 Note”).   The note was convertible after six months at a conversion price of 55% of the market price of the common stock. The Company has the option to prepay the note at any time.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated to be $28,636 at the commitment date of September 12, 2011, which was recorded to debt discount and to additional paid-in capital.  The debt discount was amortized to interest expense over a period of six months.  During the first quarter of 2012, the note holder converted $20,000 of the note to 919,192 shares of common stock pursuant to the conversion formula of the note.  As of June 30, 2012, the principal balance due on the September 12, 2011 Note was $15,000 plus $1,798 in interest. Pursuant to communications with the note holders’ legal counsel, no action is being taken to declare the note in default and it is anticipated that the balance due on the note will be converted to common stock in the future.

On January 9, 2012, the Company borrowed an additional $42,500 from a third party.  The note was funded on January 18, 2012. The note is due on October 11, 2012 and carries an interest rate of 8% per annum (the “January 9, 2012 Note”).  The note is convertible after six months at a conversion price of 60% of the market price of the common stock. The Company has the option to prepay the note at any time.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the funding date of January 18, 2012.  The intrinsic value was calculated to be $28,333, which was recorded to debt discount and to additional paid-in capital.  The debt discount is being amortized to interest expense over a period of six months.  At June 30, 2012, the remaining debt discount was $2,646. As of June 30, 2012, the principal balance due on the January 9, 2012 Note was $42,500, plus $1,267 in interest.

On June 4, 2012, the Company borrowed an additional $32,500 from a third party. The note was funded on June 21, 2012.  The note is due on March 6, 2013 and carries an interest rate of 8% per annum (the “June 4, 2012 Note”).   The note is convertible after six months at a conversion price of 55% of the market price of the common stock. The Company has the option to prepay the note at any time.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the funding date of June 21, 2012.  The intrinsic value was calculated to be $26,591, which was recorded to debt discount and to additional paid-in capital.  The debt discount is being amortized to interest expense over a period of six months.  At June 30, 2012, the remaining debt discount was $25,138.  As of June 30, 2012, the principal balance due on the January 9, 2012 Note was $32,500 plus $71 in interest.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for complete details regarding the June 30, 2011 Note, July 12, 2011 Note, September 12, 2011 Note, January 9, 2012 Note and June 4, 2012 Note.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value (the “Common Stock”), of which approximately 44,377,815 shares were issued and outstanding on June 30, 2012.  All presently outstanding shares are duly authorized, fully-paid and non-assessable.  Each share of the Common Stock is entitled to one vote on all matters to be voted on by the shareholders, such as the election of certain directors and other matters that directly impact the rights of the holders of such class. There is no cumulative voting in the election of directors. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore. In the event of any dissolution, winding up or liquidation of the Company, the shares of Common Stock will share ratably in all the funds available for distribution after payment of all debts and obligations. The holders of Common Stock are subject to any rights that may be fixed for holders of preferred stock as designated upon issuance.

On December 4, 2009, the Company changed its total authorized common shares from 40,000,000 to 100,000,000 shares.

During 2009, the Company issued 15,000,000 shares of common stock for cash of $95,000 and a stock subscription receivable of $17,500.  The stock issuances were the result of the exercise of a stock purchase option agreement with Law Investments CR, S.A., a Costa Rica corporation.  During 2011 and 2010, $0 and $7,500, respectively, was paid toward the subscription receivable leaving a balance due of $10,000 at June 30, 2012.

During 2010, the Company completed the conversion of shares of Series A Preferred (defined in Note 5, below) held by three of the four existing preferred shareholders by issuing 246,834 shares of the Company’s restricted common stock at a price of $0.50 per share plus a $5,000 cash payment to each preferred shareholder. The conversion of these preferred shares reduced the dividends payable from $64,309 at December 31, 2009 to $17,969 at December 31, 2010.  As of June 30, 2012, the total dividends payable on the remaining shares of Series A Preferred was $20,806.

During 2010 the Company issued 1,900,000 shares of the Company’s restricted common stock to Wind Sail Receptor, Inc. (“WSR”) in consideration of an amendment to the Company’s 2009 License Agreement with WSR.  The shares were valued at $0.10 per share.  As of December 31, 2011, the Company recorded the cancellation of the WSR Shares that were returned subsequent to year-end, as part of the new agreements with WSR. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation – Wind Energy” for complete details regarding these agreements.

During 2011, the Company issued 1,077,331 shares of common stock for cash of $80,800 pursuant to the Company’s Rule 506 private placement.

During 2011, the Company issued 1,622,630 shares of the Company’s restricted common stock for the conversion of debt in the amount of $52,000.

During 2011, the Company issued 50,000 shares of the Company’s restricted common stock for a non-refundable retainer fee related to a finder’s fee agreement with BFS Financial, Inc. entered into by the Company.  The shares were valued at $0.10 per share.

On January 6, 2012, the Board of Directors awarded 100,000 shares of restricted common stock to Wendy Carriere, the Company’s Secretary/Treasurer, Chief Financial Officer and Director, valued at $0.075 per share, for her services in 2011.  Since the shares were issued for services related to 2011, the shares were recorded as of December 31, 2011.

On February 8, 2012, the Company issued 500,000 shares of restricted common stock to Wakabayashi Fund LLC of Tokyo, Japan. The shares are for consulting services to be provided by the Wakabayashi Fund LLC to assist the Company to establish International recognition, international market making, international financial PR/IR, and capital formation.  The shares were valued at $0.10 per share.

During the first quarter of 2012, the Company issued 1,689,425 shares of the Company’s restricted common stock for the conversion of debt in the amount of $45,000.

NOTE 5 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock.  The Company’s board of directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock (“Series A Preferred”) with a par value of $4.50 per share.  Holders of the Series A Preferred receive annual cumulative dividends of 8%, payable quarterly, which dividends are required to be fully paid or set aside before any other dividend on any class or series of stock of the Company is paid.  Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends.  Series A Preferred stockholders have the right to convert each share of Series A Preferred to the Company’s common stock at a rate of 1.5 common shares to one preferred share.

During 2010, the Company completed the conversion of shares of Series A Preferred (defined in Note 5, below) held by three of the four existing preferred shareholders by issuing 246,834 shares of the Company’s restricted common stock at a price of $0.50 per share plus a $5,000 cash payment to each preferred shareholder. The conversion of these preferred shares reduced the dividends payable from $64,309 at December 31, 2009 to $17,969 at December 31, 2010.  As of June 30, 2012, the total dividends payable on the remaining shares of Series A Preferred was $20,806.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During 2012, a shareholder advanced the Company $479 to pay various expenses. .

From 2009 through 2011, the Company accrued consulting expenses of $162,750 from officers of the Company.  During 2012, the Company has accrued additional consulting expenses of $33,000 for a total due officers of the Company of $195,750.

NOTE 7 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of ASC 740 did not have a material impact on the Company’s condensed consolidated financial position and results of operations. At June 30, 2012, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest Expense, Net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized zero interest expense related to unrecognized tax benefits for the year ended December 31, 2011.  In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2008. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2011:

United States (a)	2008 – Present
__________
(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 8 – NEW OFFICE LEASE

Effective September 1, 2011, the Company moved its offices to 8432 E. Shea Blvd., Suite 101, Scottsdale, Arizona 85260. The Company is occupying the office space at the current address on a month-to-month basis.  The landlord is a non-affiliate shareholder of the Company and is not currently charging the Company rent. The Company may pay to the landlord rent in the form of shares of the Company's restricted common stock at some point in the future.

In addition, the Company maintains a satellite office located in Boulder City, Nevada in conjunction with the Company’s President, David Martin, and the Wind Sail Receptor Licensor.  The Company does not pay any rent for this office.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – New Office Location” for complete details regarding the Company’s offices.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

WindGen Energy, Inc. (“WindGen” or the “Company”) was incorporated as a Utah corporation on June 16, 1983 under the name of InMedica Development Corporation.  On December 4, 2009, a majority of the Company’s shareholders executed a consent resolution to amend the Company’s Articles of Incorporation to change the Company’s name to WindGen Energy, Inc. (“WindGen” or the “Company”) and to increase the number of authorized common stock shares from 40,000,000 to 100,000,000.  A Certificate of Amendment for such amendments was filed by the Company with the Secretary of State of Utah effective on December 16, 2009.  The name change and the new trading symbol, “WGEI,” was approved by FINRA on March 16, 2010.

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

WSR has ordered and paid for 116 six foot small wind turbines, with the first 58 to be received in August 2012. As a result, the Company anticipates receiving the first royalty income in September 2012.

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

Results of Operations

No revenues from operations were received in 2011 and 2010, nor during the three and six months ended June 30, 2012.  The Company generated negative cash flows from operations of $199,056 and $280,681 in 2011 and 2010, respectively, and net losses from operations of $326,869 and $348,363 in 2011 and 2010, respectively.  As of June 30, 2012, the Company had an accumulated deficit of $9,959,401 and a working capital deficit of $323,235.

The Company had a net loss from continuing operations for the three months ended June 30, 2012 of $63,593, as compared to a net loss from continuing operations of $107,521 for the three months ended June 30, 2011.  The Company had a net loss from continuing operations for the six months ended June 30, 2012 of $203,071, as compared to a net loss from continuing operations of $199,541 for the six months ended June 30, 2011.

The increases in the net loss from continuing operations for the three and six months ended June 30, 2012 resulted primarily from increased General and Administrative Expenses, Marketing Expenses, and Related Party Consulting Fees.  These types of expenses will continue to increase in the future, subject to available funding, as we continue implementing our business plan.

Liquidity and Capital Resources

During the six months ended June 30, 2012, we sold no shares of restricted common stock.

During the fiscal years ended 2009 and 2010, liquidity was generated from the private placement of restricted common stock sold upon the exercise of the options granted to Law Investments CR, S.A., a Costa Rica corporation (“LI”) pursuant to the terms of the December 8, 2008 stock purchase option agreement (the “LI Agreement”).  During 2009, the Company issued 15,000,000 shares of restricted common stock to LI for cash of $95,000 and a stock subscription receivable of $17,500.  During 2010, $7,500 was paid toward the subscription receivable leaving a balance due of $10,000 at June 30, 2012.

On June 30, 2011, the Company borrowed $25,000 from a third party. The note was due 120 days from the date of the note and carries an interest rate of 10% per annum (the “June 30, 2011 Note”). The Company has extended the due date of the note until December 31, 2012.  At June 30, 2012, $2,288 in interest was due on the note.

On July 12, 2011, the Company borrowed $25,000 from a third party.  The note was due on April 5, 2012 and carried an interest rate of 8% per annum (the “July 12, 2011 Note”).   The note was convertible after six months at a conversion price of 58% of the market price of the common stock.  Since the note contained a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the commitment date of July 12, 2011.  At that date, the market price of the stock was $0.055, the conversion price would have been $0.0319, and the note would have been convertible into 783,699 shares of common stock.    The intrinsic value was calculated to be $18,160, which was recorded to debt discount and to additional paid-in capital.  The debt discount was amortized to interest expense over a period of six months.  On January 13, 2012, the note holder converted $10,000 of the note to 246,305 shares of common stock pursuant to the conversion formula of the note.  On February 1, 2012, the note holder converted $8,000 of the note to 240,240 shares of common stock pursuant to the conversion formula of the note. On February 14, 2012, the note holder converted the remaining $7,000 of the note to 283,688 shares of common stock pursuant to the conversion formula of the note. The note has now been paid in full through conversion and the note holder has forgiven all of the interest payable.

On September 12, 2011, the Company borrowed $35,000 from a third party.  The note was due on June 6, 2012 and carries an interest rate of 8% per annum (the “September 12, 2011 Note”).   The note was convertible after six months at a conversion price of 55% of the market price of the common stock. The Company has the option to prepay the note at any time.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the commitment date of September 12, 2011.  At that date, the market price of the stock was $0.08, the conversion price would have been $0.044, and the note would have been convertible into 795,455 shares of common stock.    The intrinsic value was calculated to be $28,636, which was recorded to debt discount and to additional paid-in capital.  The debt discount was amortized to interest expense over a period of six months.  On March 13, 2012, the note holder converted $8,000 of the note to 363,636 shares of common stock pursuant to the conversion formula of the note.  On March 23, 2012, the note holder converted $12,000 of the note to 555,556 shares of common stock pursuant to the conversion formula of the Note. As of June 30, 2012, the balance due on the note is $15,000, and the note was convertible into approximately 909,091 shares of common stock. At June 30, 2012, $1,798 in interest was due on the note. Pursuant to communications with the note holders’ legal counsel, no action is being taken to declare the note in default and it is anticipated that the balance due on the note will be converted to common stock in the future.

On January 9, 2012, the Company borrowed an additional $42,500 from a third party.  The note was funded on January 18, 2012. The note is due on October 11, 2012 and carries an interest rate of 8% per annum (the “January 9, 2012 Note”).   The note is convertible after six months at a conversion price of 60% of the market price of the common stock. The Company has the option to prepay the note at any time.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the funding date of January 18, 2012.  At that date, the market price of the stock was $0.077, the conversion price would have been $0.0462 and the note would have been convertible into 919,913 shares of common stock.  The intrinsic value was calculated to be $28,333, which was recorded to debt discount and to additional paid-in capital.  The debt discount is being amortized to interest expense over a period of six months.  At June 30, 2012, the remaining debt discount was $2,646. As of June 30, 2012, the balance due on the January 9, 2012 Note is $42,500, and the note was convertible into approximately 2,361,111 shares of common stock. At June 30, 2012, $1,267 in interest was due on the note.

On June 4, 2012, the Company borrowed an additional $32,500 from a third party. The note was funded on June 21, 2012.  The note is due on March 6, 2013 and carries an interest rate of 8% per annum (the “June 4, 2012 Note”).   The note is convertible after six months at a conversion price of 55% of the market price of the common stock. The Company has the option to prepay the note at any time.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the funding date of June 21, 2012.  At that date, the market price of the stock was $0.04, the conversion price would have been $0.022 and the note would have been convertible into 1,477,273 shares of common stock.  The intrinsic value was calculated to be $26,591, which was recorded to debt discount and to additional paid-in capital.  The debt discount is being amortized to interest expense over a period of six months.  At June 30, 2012, the remaining debt discount was $25,138.  As of June 30, 2012, the balance due on the January 9, 2012 Note is $32,500, and the note was convertible into approximately 1,969,697 shares of common stock. At June 30, 2012, $71 in interest was due on the note.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment filed with the Nevada Secretary of State on December 16, 2009 (1)
10.1(a)	Option to Purchase Common Stock between Synergistic Equities Ltd. and Chi Lin Technologies Co., Ltd., dated January 28, 2010 (2)
10.1(b)	Proxy dated January 28, 2010 between Chi Lin Technology Co., Ltd., Larry Clark and Richard Bruggeman (3)
10.2	Joint Development Agreement Amendment between the Company, Chi Lin Technology Co., Ltd., MicroCor, Inc., and Wescor, Inc. (4)
10.4(a)	Exclusive License Agreement between the Company and Wind Sail Receptor, Inc. dated April 17, 2009 (5)
10.4(b)	Dealer Agreement between the Company and Wind Sail Receptor, Inc. dated March 20, 2012 (6)
10.4(c)	Royalty Agreement between the Company and Wind Sail Receptor, Inc. dated March 20, 2012 (7)
31.1 *	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 *	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 *	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit No.	Description

101.INS *	XBRL Instance Document **
101.SCH *	XBRL Taxonomy Extension Schema Document **
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document **
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document **

__________________

*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, this XBRL-related information shall be deemed to be “furnished” and not “filed.”

(1)	Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed by the Company on April 15, 2010.

(2)	Incorporated by reference to Exhibit 10.1(e) of the Annual Report on Form 10-K filed by the Company on April 15, 2010.

(3)	Incorporated by reference to Exhibit 10.1(f) of the Annual Report on Form 10-K filed by the Company on April 15, 2010.

(4)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on on June 30, 2010.

(5)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on April 23, 2009.

(6)	Incorporated by reference to Exhibit 10.4(a) of the Annual Report on Form 10-K filed by the Company on April 13, 2012.

(7)	Incorporated by reference to Exhibit 10.4(b) of the Annual Report on Form 10-K filed by the Company on April 13, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDGEN ENERGY, INC.

Dated: August 17, 2012	By:	/s/ Ronald Conquest
Ronald Conquest Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 17, 2012	By:	/s/ Wendy Carriere
Wendy Carriere Secretary/Treasurer, Chief Financial Officer and Director (Principal Financial Officer)

