Form 10-Q
period 2012-09-30
WINDGEN ENERGY, INC.
filed 2012-11-16
CIK 726037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  0-12968

WINDGEN ENERGY, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0397815
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

8432 E. Shea Blvd, Suite 101

Scottsdale, Arizona 85260

(Address of principal executive offices)

(480) 991-9500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of November 16, 2012, 47,068,058 shares of the issuer’s common stock were outstanding.

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

 WINDGEN ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$—	$22
Other Receivable	24,496	24,464
Prepaid Expenses & Other	200	2,502
TOTAL ASSETS	$24,696	$26,988

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Bank Overdraft	$107	$—
Related Party Consulting Fees Payable	204,150	162,750
Accounts Payable	36,438	38,061
Note Payable	28,144	26,048
Shareholder Advances	5,665	—
Convertible Notes Payable, net of debt discount of $11,770 and $12,572, respectively	54,323	49,412
Preferred Stock Dividends Payable	21,279	19,860

TOTAL LIABILITIES	$350,106	$296,131

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, 10,000,000 shares authorized; Series A Cumulative convertible preferred stock, 8% cumulative, $4.50 par value, 1,000,000 shares designated, 5,254 shares outstanding at September 30, 2012 , (aggregate liquidation preference of $44,923); 5,254 shares outstanding at December 31, 2011 (aggregate liquidation preference of $43,504)	23,644	23,644
Common Stock, $.001 par value: 100,000,000 shares authorized, 47,068,058 and 42,188,390 shares outstanding at September 30, 2012 and December 31, 2011, respectively	47,068	42,188
Additional Paid-In Capital	9,602,454	9,430,409
Stock Subscription Receivable	—	(10,000)
Accumulated Deficit	(9,998,576)	(9,755,384)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(325,410)	(269,143)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$24,696	$26,988

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WINDGEN ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
General & Administrative	4,810	49,451	32,585	126,634
Stock Compensation Expenses for Consulting	—	—	50,000	—
Legal & Professional Fees	2,063	16,418	40,256	50,227
Related Party Consulting Fees	15,000	30,000	60,000	90,000
Total Operating Expenses	21,873	95,869	182,841	266,861

INCOME (LOSS) FROM OPERATIONS	(21,873)	(95,869)	(182,841)	(266,861)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(16,016)	(13,854)	(55,727)	(41,126)
Interest Income (Expense)	(813)	(1,191)	(3,205)	(2,468)
Total Other Income (Expense), Net	(16,829)	(15,045)	(58,932)	(43,594)

NET INCOME (LOSS)	(38,702)	(110,914)	(241,773)	(310,455)

PREFERRED STOCK DIVIDENDS	(473)	(473)	(1,419)	(1,419)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(39,175)	$(111,387)	$(243,192)	$(311,874)

NET INCOME (LOSS) PER COMMON SHARE (BASIC & DILUTED)	$0.00	$0.00	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	44,941,342	43,538,263	44,152,347	42,632,859
DILUTED	49,346,192	43,546,144	48,557,197	42,640,740

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WINDGEN ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(241,773)	$(310,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	50,000	—
Interest expense from debt discount	55,727	41,126
Related party consulting fee payable	41,400	13,550
Prepaid expense	2,302	42,634
Accounts payable	(1,623)	38,330
Accrued interest payable	3,205	2,468
Other receivable	(32)	(4,110)
Net cash provided by (used in) Operating Activities	(90,794)	(176,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	107	—
Proceeds from sale of stock	—	70,800
Proceeds from notes payable	75,000	85,000
Proceeds from stock subscription receivable	10,000	—
Proceeds from shareholder advances	5,665	—
Net cash provided by Financing Activities	90,772	155,800

NET INCREASE (DECREASE) IN CASH	(22)	(20,657)
CASH AT BEGINNING OF PERIOD	22	33,278
CASH AT END OF PERIOD	—	12,621

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid during the year for interest	$—	$—
Cash paid during the year for income taxes	$150	$150

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING & FINANCING ACTIVITIES:
Stock Subscription Receivable for exercise of stock options	$—	$10,000
Notes Payable Converted to Common Stock	$72,000	$52,000

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

WINDGEN ENERGY, INC.

Basis of Presentation

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company generated negative cash flows from operations of $199,056 and $280,681 in 2011 and 2010, respectively, and net losses from operations of $326,869 and $348,363 in 2011 and 2010, respectively.   As of September 30, 2012, the Company had an accumulated deficit of $9,998,576 and a working capital deficit of $325,410. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.  Management’s operating plan includes pursuing additional fund raising as well as putting in place all the initial requirements in anticipation of the Company generating revenue in 2013.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year.  Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock.  At September 30, 2012 and 2011, there were 4,404,851 and 7,881 potentially dilutive common stock equivalents, respectively.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including receivables, accounts payable, accrued liabilities, and notes payable at September 30, 2012 and December 31, 2011 approximates their fair values due to the short-term nature of these financial instruments.

WINDGEN ENERGY, INC.

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

On March 20, 2012, the Company entered into two new agreements with Wind Sail Receptor, Inc.  These two agreements replaced the exclusive sales and distribution license previously held by the Company.  As part of these agreements, the 1,900,000 shares (“WSR Shares”) issued to Wind Sail Receptor, Inc. for the licensing rights were returned to the Company and cancelled. ASC 855-10-25 indicates the Company should recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the balance sheet date.  Since the original License Agreement that resulted in the Company recording the intangible asset of $190,000 was being modified and replaced, the Company determined that the stock cancellation and removal of the intangible asset should be recorded as of December 31, 2011.  The financial statements presented as of September 30, 2012 reflect the cancellation of the WSR Shares and the removal from the books of the intangible asset.  No gain or loss was recorded. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Operation – Wind Energy” for complete details regarding these agreements.

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

NOTE 3 – NOTES PAYABLE

On October 21, 2010, the Company borrowed $50,000 from a third party.  The note was due on July 21, 2011 and carried an interest rate of 8% per annum (the “October 21, 2010 Note”).   The note was convertible after six months at a conversion price of 55% of the market price of the common stock.  Since the note contained a beneficial conversion feature, the intrinsic value of the conversion feature was calculated to be $40,909 at the commitment date of October 21, 2010, which was recorded to debt discount and to additional paid-in capital.  The debt discount was amortized to interest expense over a period of six months.   During 2011, the note holder converted the total principal of the note and interest to 1,622,630 shares of common stock pursuant to the conversion formula of the note.  The note holder agreed to a flat fee of $2,000 for interest and has declared the note paid in full.

On June 30, 2011, the Company borrowed $25,000 from a third party. The note carries an interest rate of 10% per annum (the “June 30, 2011 Note”). The Company extended the due date of the note to December 31, 2012.  At September 30, 2012, $3,144 in interest was due on the June 30, 2011 Note.

WINDGEN ENERGY, INC.

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

On September 12, 2011, the Company borrowed $35,000 from a third party.  The note was due on June 6, 2012 and carried an interest rate of 8% per annum (the “September 12, 2011 Note”).   The note was convertible after six months at a conversion price of 55% of the market price of the common stock. Since the note contained a beneficial conversion feature, the intrinsic value of the conversion feature was calculated to be $28,636 at the commitment date of September 12, 2011, which was recorded to debt discount and to additional paid-in capital.  The debt discount was amortized to interest expense over a period of six months.  During the first and third quarters of 2012, the note holder converted the total principal of the note and interest to 2,421,316 shares of common stock pursuant to the conversion formula of the note.  The note holder agreed to a flat fee of $1,400 for interest and has declared the note paid in full.

On January 9, 2012, the Company borrowed an additional $42,500 from a third party.  The note was funded on January 18, 2012. The note was due on October 11, 2012 and carries an interest rate of 8% per annum (the “January 9, 2012 Note”).  The note is convertible after six months at a conversion price of 60% of the market price of the common stock. The Company has the option to prepay the note at any time.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the funding date of January 18, 2012.  The intrinsic value was calculated to be $28,333, which was recorded to debt discount and to additional paid-in capital.  The debt discount was amortized to interest expense over a period of six months.  During the third quarter of 2012, the note holder converted $12,000 of the principal of the note to 1,188,119 shares of common stock pursuant to the conversion formula of the note.  As of September 30, 2012, the principal balance due on the January 9, 2012 Note was $30,500, plus $2,366 in interest. Pursuant to communications with the note holders’ legal counsel, no action is being taken to declare the note in default and it is anticipated that the balance due on the note will be converted to common stock in the future. On September 28, 2012, the last trading day of the quarter, the market price of the common stock was $0.025, the conversion price would have been $0.01375, and the note was convertible into approximately 2,033,333 shares of common stock.

On June 4, 2012, the Company borrowed an additional $32,500 from a third party. The note was funded on June 21, 2012.  The note is due on March 6, 2013 and carries an interest rate of 8% per annum (the “June 4, 2012 Note”).   The note is convertible after six months at a conversion price of 55% of the market price of the common stock. The Company has the option to prepay the note at any time.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the funding date of June 21, 2012.  At that date, the market price of the stock was $0.04, the conversion price would have been $0.022 and the note would have been convertible into 1,477,273 shares of common stock.  The intrinsic value was calculated to be $26,591, which was recorded to debt discount and to additional paid-in capital.  The debt discount is being amortized to interest expense over a period of six months.  At September 30, 2012, the remaining debt discount was $11,770.  As of September 30, 2012, the balance due on the June 4, 2012 Note was $32,500, plus $727 in interest. On September 28, 2012, the last trading day of the quarter, the market price of the common stock was $0.025, the conversion price would have been $0.01375, and the note was convertible into approximately 2,363,636 shares of common stock.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for complete details regarding the June 30, 2011 Note, July 12, 2011 Note, September 12, 2011 Note, January 9, 2012 Note and June 4, 2012 Note.

WINDGEN ENERGY, INC.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value (the “Common Stock”), of which approximately 47,068,058 shares were issued and outstanding on September 30, 2012.  All presently outstanding shares are duly authorized, fully-paid and non-assessable.  Each share of the Common Stock is entitled to one vote on all matters to be voted on by the shareholders, such as the election of certain directors and other matters that directly impact the rights of the holders of such class. There is no cumulative voting in the election of directors. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore. In the event of any dissolution, winding up or liquidation of the Company, the shares of Common Stock will share ratably in all the funds available for distribution after payment of all debts and obligations. The holders of Common Stock are subject to any rights that may be fixed for holders of preferred stock as designated upon issuance.

On December 4, 2009, the Company changed its total authorized common shares from 40,000,000 to 100,000,000 shares.

During 2009, the Company issued 15,000,000 shares of common stock for cash of $95,000 and a stock subscription receivable of $17,500.  The stock issuances were the result of the exercise of a stock purchase option agreement with Law Investments CR, S.A., a Costa Rica corporation.  During 2011 and 2010, $0 and $7,500, respectively, was paid toward the subscription receivable leaving a balance due of $10,000 at June 30, 2012. During the third quarter of 2012, the balance of $10,000 due on the subscription was paid in full.

During 2010, the Company completed the conversion of shares of Series A Preferred (defined in Note 5, below) held by three of the four existing preferred shareholders by issuing 246,834 shares of the Company’s restricted common stock at a price of $0.50 per share plus a $5,000 cash payment to each preferred shareholder. The conversion of these preferred shares reduced the dividends payable from $64,309 at December 31, 2009 to $17,969 at December 31, 2010.  As of September 30, 2012, the total dividends payable on the remaining shares of Series A Preferred was $21,279.

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

WINDGEN ENERGY, INC.

During the first quarter of 2012, the Company issued 1,689,425 shares of the Company’s restricted common stock for the conversion of debt in the amount of $45,000.

During the third quarter of 2012, the Company issued 2,690,243 shares of the Company’s restricted common stock for the conversion of debt in the amount of $27,000.

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

During 2010, the Company completed the conversion of shares of Series A Preferred (defined in Note 5, below) held by three of the four existing preferred shareholders by issuing 246,834 shares of the Company’s restricted common stock at a price of $0.50 per share plus a $5,000 cash payment to each preferred shareholder. The conversion of these preferred shares reduced the dividends payable from $64,309 at December 31, 2009 to $17,969 at December 31, 2010.  As of September 30, 2012, the total dividends payable on the remaining shares of Series A Preferred was $21,279.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During 2012, a shareholder advanced the Company $5,665 to pay various expenses. .

From 2009 through 2011, the Company accrued consulting expenses of $162,750 from officers of the Company.  During 2012, the Company has accrued additional consulting expenses of $43,400 for a total due officers of the Company of $204,150.

NOTE 7 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of ASC 740 did not have a material impact on the Company’s condensed consolidated financial position and results of operations. At September 30, 2012, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

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

WSR previously ordered in excess of 100 six foot small wind turbines from a turbine manufacturer in India, 56 of which were received by WSR in August 2012. After close inspection of the  first shipment of these units, WSR has elected not to accept the units as they do not meet the order specifications. The order for the remaining units has been canceled. WSR now intends to order all components parts for its small wind turbines from vendors in the United States and will then assemble the units at the new WSR facility in Boulder City, Nevada. It is expected that the first units will be available for delivery to end users during the first quarter of 2013.

The second agreement is a Dealer Agreement which awarded the Company a dealership for the exclusive sale and distribution of the Wind Sail Receptor Small Wind Turbines with a blade diameter not to exceed twelve feet for the United Kingdom and the Republic of Ireland. The Company anticipates that at some point during the first quarter of 2013 it will enter into a joint venture in the two territories for the sale, distribution and installation of the small wind turbine systems. Prior to being able to sell the small wind systems, the units will first have to go through a European certification process.

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

The Company is currently involved in discussions with a California-based energy storage company involving lithium-ion batteries.  At present a letter of intent (“LOI”)  is being circulated between the parties with the intent that the LOI will become the basis of a definitive purchase agreement for the Company to acquire the assets of the energy storage company.

WINDGEN ENERGY, INC.

Results of Operations

No revenues from operations were received in 2011 and 2010, nor during the three and nine months ended September 30, 2012.  The Company generated negative cash flows from operations of $199,056 and $280,681 in 2011 and 2010, respectively, and net losses from operations of $326,869 and $348,363 in 2011 and 2010, respectively.  As of September 30, 2012, the Company had an accumulated deficit of $9,998,576 and a working capital deficit of $325,410.

The Company had a net loss from operations for the three months ended September 30, 2012 of $21,873, as compared to a net loss from operations of $95,869 for the three months ended September 30, 2011.  The Company had a net loss from operations for the nine months ended September 30, 2012 of $182,841, as compared to a net loss from continuing operations of $266,861 for the nine months ended September 30, 2011.

The decreases in the net loss from operations for the three and nine months ended September 30, 2012 resulted primarily from decreased General and Administrative Expenses, Marketing Expenses, and Related Party Consulting Fees.

Liquidity and Capital Resources

During the nine months ended September 30, 2012, we sold no shares of restricted common stock.

During the fiscal years ended 2009 and 2010, liquidity was generated from the private placement of restricted common stock sold upon the exercise of the options granted to Law Investments CR, S.A., a Costa Rica corporation (“LI”) pursuant to the terms of the December 8, 2008 stock purchase option agreement (the “LI Agreement”).  During 2009, the Company issued 15,000,000 shares of restricted common stock to LI for cash of $95,000 and a stock subscription receivable of $17,500.  During 2010, $7,500 was paid toward the subscription receivable leaving a balance due of $10,000 at June 30, 2012. During the third quarter of 2012, the balance of $10,000 due on the subscription was paid in full.

On June 30, 2011, the Company borrowed $25,000 from a third party. The note was due 120 days from the date of the note and carries an interest rate of 10% per annum (the “June 30, 2011 Note”). The Company has extended the due date of the note until December 31, 2012.  At September 30, 2012, $3,144 in interest was due on the note.

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

On September 12, 2011, the Company borrowed $35,000 from a third party.  The note was due on June 6, 2012 and carries an interest rate of 8% per annum (the “September 12, 2011 Note”).   The note was convertible after six months at a conversion price of 55% of the market price of the common stock. On March 13, 2012, the note holder converted $8,000 of the note to 363,636 shares of common stock pursuant to the conversion formula of the note.  On March 23, 2012, the note holder converted $12,000 of the note to 555,556 shares of common stock pursuant to the conversion formula of the Note. On August 27, 2012, the note holder converted $12,000 of the note to 1,090,909 shares of common stock pursuant to the conversion formula of the Note. On September 18, 2012, the note holder converted the remaining $3,000 of principal and interest to 411,215 shares of common stock pursuant to the conversion formula of the Note. The note holder agreed to a flat fee of $1,400 for interest and has declared the note paid in full.

WINDGEN ENERGY, INC.

On January 9, 2012, the Company borrowed an additional $42,500 from a third party.  The note was funded on January 18, 2012. The note was due on October 11, 2012 and carries an interest rate of 8% per annum (the “January 9, 2012 Note”).  The note is convertible after six months at a conversion price of 60% of the market price of the common stock. The Company has the option to prepay the note at any time.  On September 24, 2012, the note holder converted $12,000 of the principal of the note to 1,188,119 shares of common stock pursuant to the conversion formula of the note.  As of September 30, 2012, the principal balance due on the January 9, 2012 Note was $30,500, plus $2,366 in interest. Pursuant to communications with the note holders’ legal counsel, no action is being taken to declare the note in default and it is anticipated that the balance due on the note will be converted to common stock in the future. On September 28, 2012, the last trading day of the quarter, the market price of the common stock was $0.025, the conversion price would have been $0.01375, and the note was convertible into approximately 2,033,333 shares of common stock.

On June 4, 2012, the Company borrowed an additional $32,500 from a third party. The note was funded on June 21, 2012.  The note is due on March 6, 2013 and carries an interest rate of 8% per annum (the “June 4, 2012 Note”).   The note is convertible after six months at a conversion price of 55% of the market price of the common stock. The Company has the option to prepay the note at any time.  Since the note contains a beneficial conversion feature, the intrinsic value of the conversion feature was calculated at the funding date of June 21, 2012.  At that date, the market price of the stock was $0.04, the conversion price would have been $0.022 and the note would have been convertible into 1,477,273 shares of common stock.  The intrinsic value was calculated to be $26,591, which was recorded to debt discount and to additional paid-in capital.  The debt discount is being amortized to interest expense over a period of six months.  At September 30, 2012, the remaining debt discount was $11,770.  As of September 30, 2012, the balance due on the June 4, 2012 Note was $32,500, plus $727 in interest. On September 28, 2012, the last trading day of the quarter, the market price of the common stock was $0.025, the conversion price would have been $0.01375, and the note was convertible into approximately 2,363,636 shares of common stock.

Going Concern

The Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s consolidated financial statements for the years ended December 31, 2011 and 2010.  See “Note 1” to the financial statements. The Company’s liquidity shortage will continue through 2012.

The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing.  There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.  Management’s operating plan includes pursuing additional fund raising as well as putting in place all the initial requirements in anticipation of the Company generating revenue in 2013.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

WINDGEN ENERGY, INC.

Item 4.	Controls and Procedures

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

WINDGEN ENERGY, INC.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description

10.1	Joint Development Agreement Amendment between the Company, Chi Lin Technology Co., Ltd., MicroCor, Inc., and Wescor, Inc. (1)
10.2(a)	Exclusive License Agreement between the Company and Wind Sail Receptor, Inc. dated April 17, 2009 (2)
10.2(b)	Dealer Agreement between the Company and Wind Sail Receptor, Inc. dated March 20, 2012 (3)
10.2(c)	Royalty Agreement between the Company and Wind Sail Receptor, Inc. dated March 20, 2012 (4)
31.1 *	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 *	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 *	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

WINDGEN ENERGY, INC.

Exhibit No.	Description

101.INS *	XBRL Instance Document **
101.SCH *	XBRL Taxonomy Extension Schema Document **
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document **
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document **

__________________

*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, this XBRL-related information shall be deemed to be “furnished” and not “filed.”

(1)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on on June 30, 2010.

(2)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on April 23, 2009.

(3)	Incorporated by reference to Exhibit 10.4(a) of the Annual Report on Form 10-K filed by the Company on April 13, 2012.

(4)	Incorporated by reference to Exhibit 10.4(b) of the Annual Report on Form 10-K filed by the Company on April 13, 2012.

WINDGEN ENERGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDGEN ENERGY, INC.

Dated: November 16, 2012	By:	/s/ Ronald Conquest
Ronald Conquest Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 16, 2012	By:	/s/ Wendy Carriere
Wendy Carriere Secretary/Treasurer, Chief Financial Officer and Director (Principal Financial Officer)

