Form 10-K
period 2020-12-31
WINDGEN ENERGY, INC.
filed 2021-10-19
CIK 726037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

Commission file number 0-12968

WINDGEN ENERGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Utah	87-0397815
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8432 E. Shea Blvd., Suite 101

Scottsdale, Arizona 85260

(Address of principal executive offices)

(480) 991-9500

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each ClassName of Each Exchange on which Registered Common Stock, $0.001 par valueNone

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  [_]    No  [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [_]    No  [_]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [_]    No  [x]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [_]    No  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company ☒

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  [_]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $127,473 based on 49,027,952 non-affiliate shares outstanding at $0.0026 per share, which was the closing bid price of the common shares as of June 30, 2020

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,206,525 shares of common stock, $0.001 par value, as of September 24, 2021

WINDGEN ENERGY, INC.

Forward-Looking Statements

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO US THAT ARE BASED ON THE BELIEFS OF MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO US. WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “BELIEVE,” “ESTIMATE,” “SHOULD,” “PLAN,” “INTEND,” AND “EXPECT” AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THOSE DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, PLANNED OR EXPECTED. WE DO NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

WindGen Energy Inc. (the “Company”) intends to acquire technology (the “Technology”) from DASH B.S.T. Ltd, an Israeli entity that has developed next-generation solar energy solutions to underrepresented and/or growing market segments. The Company is currently targeting high-growth agriculture solar market segments for its advanced solar power generation systems (“solar systems”). The Company is prepared for conducting business in multiple locations throughout the United States and possibly Israel. Our business office is located at 8432 East Shea Blvd, #101, Scottsdale, Arizona 85250. Our Technology development office is located at 33 Ozer Haim St, Petah Tiqwa, Israel 4936157

WindGen Energy, Inc. (“WindGen” or the “Company”) was incorporated as a Utah corporation on June 16, 1983 under the name of InMedica Development Corporation. On December 4, 2009, a majority of the Company’s shareholders executed a consent resolution to amend the Company’s Articles of Incorporation to change the Company’s name to WindGen Energy, Inc. (“WindGen” or the “Company”) and to increase the number of authorized common stock shares from 40,000,000 to 100,000,000. A Certificate of Amendment for such amendments was filed by the Company with the Secretary of State of Utah effective on December 16, 2009. The name changes and the new trading symbol, “WGEI,” was approved by FINRA on March 16, 2010.

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

On March 20, 2012, the Company entered into two new agreements with WSR. These two agreements replaced the exclusive sales and distribution License Agreement previously held by the Company. One agreement is a perpetual royalty agreement whereby WSR will pay to the Company a royalty on each Wind Sail Receptor Small Wind Turbine System sold in the United States and Canada. The royalty amounts payable are $250 for three-foot blade diameter units sold, $500 for six-foot blade diameter units sold and $1,500 for twelve-foot blade diameter units sold. A further provision of the new agreement with WSR returns the 1,900,000 restricted shares of the Company’s Common Stock. These shares were canceled on the books and records of the Company reducing the total issued and outstanding shares of the Company’s Common Stock. The second agreement awarded the Company a dealership for the exclusive sale and distribution of the Wind Sail Receptor Small Wind Turbines with a blade diameter not to exceed twelve feet for the United Kingdom and the Republic of Ireland. To date WSR has not sold any of its small wind turbines and the Company has not received any royalties from sales. The two agreements remain in full force and effect.

The Company’s common stock is currently quoted on the OTC Market’s Pink Sheets under the symbol “WGEIPK”.

Recent Developments

On August 11, 2021, the Company entered into a binding letter of intent with DASH B.S.T. Ltd to acquire its proprietary solar energy technology focused on the agriculture greenhouse market segment. The Company intends to enter into a definitive Purchase agreement not later than October 1, 2021.

On August 11, 2021, the Company’s Board of Directors unanimously elected Shomron Dasht as a member of the Company’s Board of Directors pursuant to the terms of the August 9, 2021 binding letter of intent between the Company and DASH B.S.T. Ltd.

Business Overview

WindGen Energy Inc is currently focused on providing access to solar energy for agriculture greenhouse energy consumers. The Company is prepared for conducting business in multiple locations throughout the United States and possibly Israel.

The Company has been involved primarily in organizational activities associated with finalizing the development of the Technology and creating a final marketing plan to sell its solar power systems. The Company intends to developed relationships with selective existing distributors of agriculture greenhouse solar solutions. The Company hopes to leverage these relationships to offer for sale and installation of its unique solar energy solutions.

The Company currently has no manufacturing or installation capabilities and will rely upon third-parties for manufacturing and installation of our solar systems. Each sale and installation affiliate will be paid on a project-by-project basis in installments as they complete various phases of the project and reach applicable milestones within each respective distribution agreement. However, we have not yet entered into any specific distribution agreements so therefore we cannot predict exactly what such terms will be or if any if these relationships will produce any revenue.

Applications of Solar Energy in Agriculture

Energy is one of the highest overhead costs in agriculture, more so for farmers with greenhouses. Traditional sources of power, such as fossil fuels, harm the environment affecting agriculture. Therefore, adopting solar energy for agriculture alleviates the costs, and it is good for the environment.

Also, reliance on fossil fuels is unsustainable as the resource are declining. Solar energy comes from a never-ending resource. Following are some possible applications of solar energy in agriculture.

Solar Energy-Powered Water Pumps

In most areas without access to electricity, Photovoltaic (“PV”) water pumping systems are effective. Additionally, these systems provide water to remote pastures.

Usually, simple PV systems are designed to work when the sun is shining, providing water where needed. In these cases, solar storage batteries are unnecessary because farmers store the water in tanks or pump it directly to fields. However, larger systems can use tracking mounts, storage channels, and inverters.

Farmers who install a large-sized PV system do little maintenance because the power is reliable throughout. These systems are useful for irrigation, livestock water supply, pond aeration, and many others.

Water and Space Heating

Livestock and dairy operations have varying space and water heating demands. Modern-day farmers rear animals such as cattle and poultry in enclosed structures. Due to this, the needs for temperature and air quality control are vital for such buildings. To remove moisture, dust, and toxic odors, the farmer needs to replace air regularly.

Also, heating such large spaces requires a considerable amount of energy. Incorporating a well-designed solar energy system can heat the air even before it gets into the building. The system can also supply additional ventilation.

Apart from heating spaces, solar is applied in agriculture to heat water. A solar water heating system reduces the costs for the farm. Mostly, in dairy farms where energy costs are high by 40%.

Crop and Grain Drying

Using the sun for drying grains is one of the oldest uses of solar energy in agriculture. The least expensive and most simple technology is where farmers spread fruit and grain in the sun to dry naturally. Sadly, elements such as wind, dust, and animals such as rodents can contaminate the crops.

Thanks to innovation, there are efficient solar dryers that can protect the produce. As a result, you prevent crop losses, and the crops dry evenly and much faster. Additionally, the crops have better quality than open field drying.

A solar dryer’s components are a shed or an enclosure, screened drying racks or trays, and a solar collector. It is glazed on the south of the shed, allowing sunlight to dry the crops. The air is then heated in the air collector, where it moves naturally or a fan forces it.

Currently, there are few solar grain dryers in the world. However, its application in agriculture helps farmers find an effective way to dry perishable goods.

Green House Heating

Another way farmers rely on solar energy in agriculture is in greenhouse heating. Typically, commercial greenhouses use sunlight for lighting and not for heating. Mostly, they depend on oil and gases for maintaining the required temperatures for plant growth.

Solar greenhouse heating systems provide heat and light. A solar greenhouse has a solar mass to collect and store the energy. Also, it contains insulation, thus retaining heat during cold days and nights.

Ideally, the structure maximally utilizes southern glazing exposure. The northern side is well insulated as it has little or no glazing. The glazing is more effective in reducing heat loss. Using a solar greenhouse is the right choice for small growers instead of relying on fossil fuels.

Remote Supply of Electricity

Photovoltaic systems generate electricity from sunlight. In places where there are no utility power lines, these systems can be quite useful. They are also much cheaper than using fossil fuels, and they require low maintenance.

Some farms are located in such areas, thus making solar panels an ideal option. Most of these farms have installed solar panels to provide lighting for the farm and home appliances. They are also useful in electric fencing, opening gates, automating feeding, and many other farm functions.

Cooling Application

Cooling in agriculture is still a niche market though it continues to grow. PVs can also be used to refrigerate farm yields, which prevents them from going bad. Cooling is an energy-intensive process. However, in rural areas, solar refrigeration options provide an effective clean energy option. It enables production at low costs as well as reduces spoilage leading to higher yields for farmers.

Conclusion

Agriculture significantly suffers from unreliable power. Some farmers have faced severe losses as a result. Solar energy for agriculture is relatively cheaper than traditional sources of electricity.

Also, solar energy used for agricultural activities can be instrumental in solving drought-related issues. In areas with water scarcity, using solar energy, especially for pumping water or irrigation, can help mitigate the problem. Farmers can also experience technological advancement as the industry can become more receptive to innovation.

Solar also solves the issue of interrupted power supply. Solar power, coupled with an effective energy storage system guarantees the farmer readily available electricity. The energy is undoubtedly one of the most important resources to be adopted in agriculture.

Lastly, farmers are the most affected group when it comes to global warming. Therefore, they need to be at the center of adopting sustainable energy growth. Solar energy offers limitless opportunities in farming.

Agriculture Greenhouse Solar Systems

The agriculture industry is becoming more and more technology oriented while at the same time technology is becoming more cost effective for farmers to use in their day-to-day operations. In particular the use of microclimate-controlled environmental greenhouses is becoming more and more common worldwide. Having said that, Hi Tech devices are electrical energy power depended for control, data communication, and software etc. that are being used in agriculture greenhouses.

Company Strategy

The technology the Company is seeking to acquire combines hybrid solution for self-sufficient electric power with the traditional greenhouse’s sunlight energy, eliminating the need for electric infrastructure or air polluting generators.

The Company intends to generate initial revenue by arranging for the sale, installation, operation, maintenance, repair and replacement of solar systems in the commercial agriculture greenhouse market segment. We will be required to pay for the products and services needed to build and install these systems before their completion and before these systems will be able to produce electricity for the customer. The Company has not yet generated any revenues from these activities.

The Company’s strategy is to develop and continually increase sales by offering fundamentally unique solar power systems and to introduce a highly customizable and personalized approach to after-sales customer service through a unique type of contractual relationship with its customers.

We will endeavor to make the move to solar energy simple for our agriculture greenhouse customers by identifying and arranging quality installers and arranging the financing, permitting, installation and maintenance of our energy solutions. We intend to work with a group of contractors who permit, install, and interconnect a suitable solar energy solution to the utility grid, simplifying the installation of our agriculture greenhouse solar systems. Although we will engage third-parties for distribution and installation logistics, we will be the party who communicates with the customers throughout the entire period of services of our energy solutions.

During the next six months it is the Company’s plan to:

●	Raise capital to complete development of the Technology and to build an initial inventory of solar systems.

●	Initiate aggressive online and offline marketing campaigns to build our brand, market awareness, and recognition.

●	Increase sales via increased advertising and marketing campaigns.

●	Hire additional key employees to help strengthen the Company.

The Solar Energy Market

The global solar energy market was valued at $52.5 billion in 2018 and is projected to reach $223.3 billion by 2026, growing at a CAGR of 20.5% from 2019 to 2026. https://www.alliedmarketresearch.com/solar-energy-market

The global residential solar energy storage market is predicted to attain USD 17.2 billion by the end of 2025, up from USD 6.5 billion in 2020, with a current CAGR of 22.26% throughout the foreseen period. https://www.marketdataforecast.com/market-reports/residential-solar-energy-storage-market

The global greenhouse horticulture market is poised to grow by USD 17.49 bn during 2020-2024, progressing at a CAGR of 10% during the forecast period. https://www.researchandmarkets.com/reports/4990991/global-greenhouse-horticulture-market-2020-2024

Hybrid Solar Wind Market size is expected to reach USD 1.47 billion by 2024, according to a new research report by Global Market Insights, Inc.

Decreasing wind and solar component cost associated with increasing clean fuel energy demand will drive the global hybrid solar wind market size. The component manufacturing cost has witnessed a significant price drop since 2012, owing to technological advancement. Growing demand for reliable electricity coupled with strict government norms to reduce carbon footprints will further compliment the industry outlook. Developed nations led by the U.S. has introduced various initiatives to promote energy conservation and reduce greenhouse emissions. High initial costs and lack of awareness may restrain industry demand over the next few years. Grid connected hybrid solar wind market size was valued over USD 190 million in 2015 and is predicted to grow at over 10% by 2024. Low installation cost, feed in tariff and net metering are some of the advantages offered by grid connected system. https://www.gminsights.com/industry-analysis/hybrid-solar-wind-market

Key insights from the above report include:

•U.S. hybrid solar wind market size was valued at USD195 million in 2015 and is estimated to reach over USD 300 million by 2024.Government incentives such as tax rebate and increasing emphasis on renewable energy have encouraged regional industry growth.

•India is set to exceed 30MW in installation by 2024 and is estimated to grow at over 20% CAGR during forecast period. Government initiatives toward rural electrification and initiatives to promote sustainable energy will drive the hybrid solar wind market size.

•South Africa hybrid solar wind market share was valued at 6MW, which will translate to over USD 12 million revenue through to the forecast timeline. Nigeria hybrid solar wind market size was 0.17 MW in 2015 and in terms of revenue, is estimated to witness gain over 16% from 2016 to 2024. Increasing off grid electricity demand will stimulate industry growth in future.

•Australia hybrid solar wind market size was over 1 MW in 2015 and is expected to reach over 40 MW by 2024.Increasing investment trend in renewable energy may favor the industry growth. In march 2016, Australian government funded USD 1 billion which will provide equity and debt for clean energy technology.

•Chile was valued at over 13 MW and is estimated to grow over 11% through, in revenue terms by 2024.

•Major participants in the industry are Grupo Dragon, ReGen Powertech, Polar Power, Inc, Supernova Technologies Private Limited, Blue Pacific Solar Product, Gamesa, UNITRON, Zenith System, Alternate Energy Company, Alpha Windmills.

The Technology

The technology the Company is seeking to acquire involving the integration of photovoltaic cells into modular nylon sheets whereby the majority of the components are off the shelf, readily available, and “Combat Proven”. The unique aspect is in the design of the modular sheets.  DASH B.S.T. Ltd is currently undergoing final review for the filing of a Patent in Israel. Once approved the company will seek the registration of the Israeli Patent in other domiciles.  (Patent is undergoing final details). We have several ideas under development which will increase the whole efficiency each individual Greenhouse by higher levels of controls and automation.  Installation of the solar energy systems is simple and can be done by applying the modular covering sheets on any greenhouse. The electrical connections are modular and can be made by a trained technician. An electrician is not required due to the components being low voltage.

The hybrid solar energy technology will achieve multiple purposes with only one application.

1.Saving costs in materials and labor

2.Offers Dynamic adaption to the operator.

3.Will allow remote sites away from a Grid to be “Highly Robotized”

4.Our materials are more resistant to degradation when compared with others.

5.The solar energy products are very competitive by using off the shelf components that represent very matured and reliable technologies.

6.The agriculture greenhouse operators will achieve multiple economic benefits.

Description of Products and Services

The Company endeavors to provide solar energy solutions to underrepresented and/or growing agriculture greenhouse market segments that seek renewable energy solutions but don’t have direct access to them. We believe that our revenues will be derived directly from the sale, installation, and servicing of solar systems to our customers. The Company will not begin the installation of any solar facilities until it has obtained all necessary approvals for the installation of the system from local authorities and utility electricity providers.

An interconnection agreement is generally required from the applicable local electricity utility to interconnect a solar energy system with the utility grid. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection. As such, no additional regulatory approvals are required once interconnection agreements are signed. We would prepare and submit these agreements on behalf of our customers to ensure compliance with interconnection rules.

Certain regulatory agencies have net metering requirements in place that provide a method of crediting customers who produce electricity on-site in excess of their own electricity consumption. In most situations, the utility will credit excess electricity generated from the solar system, although the compensation varies significantly depending on utilities or regulatory agency policies.

Hybrid solar energy technology uses a combination of solar energy used in the traditional way and photovoltaic energy cells woven into modular sheets made of elastic nylon. Traditional photovoltaic cells are normally not trans lucid, which does not allow sun light to pass through to whatever agriculture product is being grown in order to trigger the required Photosynthesis process. The technology the Company is seeking to acquire integrates photovoltaic cells into modular nylon sheets in such a way that allows translucency so that the sun light will pass through to the plants being grown and as a result there is no interference with a plant’s Photosynthesis process. The combination of producing both electricity while allowing continual plant growth will have an overall positive impact on both the greenhouse economics and productivity.

The Company believes that the proprietary solar energy technology it is seeking to acquire is unique and creates a competitive first mover edge in that currently there does not appear to be available in the solar energy market segment a product that offers a lightweight, cost-effective means to produce electricity while not interfering with a plant’s Photosynthesis process. This hybrid solar energy solution will open the way for remote sites, away from the grid, will allow an effective path for low cost environmentally clean electric energy for more automated and therefore more cost-effective production of organic agriculture products.

In addition to sales, we expect to function as the project coordinator, arranging the financing, permitting, and installation of the system. We plan to purchase the solar systems utilizing our proprietary technology for from a qualified manufacturer, who will provide a warranty for the system equipment. Our contract installers who the company will train will specify the appropriate system components, and may perform the follow-up maintenance over the life of the solar system. Although we may eventually develop an in-house team of installers, we currently do not have such a team.

Plan of Operation

Upon completion of the development of the solar energy technology the Company plans to continue to marketing its renewable energy generation systems, focusing on solar resources, as a replacement of fossil fuel energy generation equipment. In the next twelve months we intend to focus on finalizing the acquisition of a proprietary solar energy technology as well as completing the development of said technology, and develop and implement a marketing strategy for the sale distribution and installation of solar energy products for the agriculture greenhouse market segment.

We currently lack the funding to complete the development of the solar energy technology. To effectively fund our business plan, we will need to raise additional capital in the form of equity, debt or a combination thereof. We have historically raised operating capital through the sale of our securities or debt. However, there can be no assurance that the Company will be able to raise sufficient capital on terms acceptable to the Company to complete any or all of these projects.

During the 4th quarter of 2021, we will require approximately $750,000 to complete the development of the solar energy technology, develop its marketing plan, and the general operating overhead of the Company. However, there can be no assurance that the Company will be able to raise these funds or that it will be able to do so on terms that are favorable to the Company.

During the first quarter of 2022, providing the Company has completed the development of the solar energy technology, the Company expects to commence the implementation of its marketing plan in order to achieve revenue generating operations. The Company anticipates it will be required to raise additional capital through the sale of its securities or debt in order to expand the sales, distribution and installation of its solar energy products for the agriculture greenhouse market. However, there can be no assurance that the Company will be able to raise these funds or that it will be able to do so on terms that are favorable to the Company.

The amounts that we actually spend for any specific purpose may vary significantly, and will depend on a number of factors including, but not limited to, the pace of the sale and installation of each solar energy system, conditions in the markets for the services required to complete solar energy systems, changes in or revisions to our marketing strategies, as well as any applicable legal or regulatory changes which may occur.

If we are unable to raise capital for the sale of our securities or other financing activities that we believe are needed to fund our business plan, we may be required to scale back our development plans by reducing expenditures for employees, consultants, business development and marketing efforts, and other envisioned expenditures. This could reduce our ability to complete existing solar energy system projects or initiate new ones, or require us to seek further funding earlier, or on less favorable terms, than if we had raised the full amount of the offering.

If management is unable to implement its proposed business plan or employ alternative financing strategies, it does not presently have any alternative proposals.

We cannot assure you that our solar energy systems will be completed in a timely manner or at all, that we will ever earn revenues sufficient to support our operations or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease our operations.

Liquidity and Capital Resources

At December 31, 2020, the Company had $0 of cash and negative working capital was ($440,311) as compared with $0 in cash and negative working capital of (438,764) at December 31, 2019 a decrease of ($1,547).

In 2020, funds used by the net loss of ($1,547) included: expenditures for legal and professional fees. The Company needs to obtain capital; however, no assurance can be given that it will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on the Company’s business, operating results and financial condition. If the need arises, the Company may attempt to obtain funding or pay expenses through the continued sale or issuance of restricted common or preferred stock. The Company may also use various types of short-term funding, related party advances and expenses payment deferrals and external loans. The Company’s auditors have issued a going concern opinion.

Management is actively exploring additional required funding through debt or equity financing pursuant to its plan. There is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us to fund continuing operations. Management believes that the results of the management plan, the Company’s existing resources and access to the capital markets will permit us to fund planned operations and expenditures. We believe that we will need to raise additional capital by way of equity, debt, debentures, or other methods, to support our anticipated operational expenses. Management is cautiously optimistic, however, that it will be able to generate the funding required to fund operations through the end of the year. However, there can be no assurance that the Company will be able to raise sufficient capital on terms acceptable to the Company to complete any or all of these projects.

Competition

Although many small and medium-sized companies are still in the process of understanding how solar energy can make sense for them, the Company believes that a large number of Fortune 500 companies have already received significant results by using solar power.

Nevertheless, we believe our primary competitors are the traditional local utilities that supply energy to our potential customers. We expect to compete with these traditional utilities primarily based on price, predictability of price and the ease by which customers can switch to electricity generated by our solar energy systems rather than fossil-based alternatives. We believe that our pricing and focus on customer relationships allow us to compete favorably with traditional utilities in the regions we intend to service.

Other sources of competition are other solar energy system providers such as Tesla, Inc., Vivint Solar Inc., Sunrun Inc., Sungevity, Inc., Tiger Reef, Inc., and many others. These companies may offer products that are similar to our solar energy systems, and we primarily expect to compete with these companies based on price. We believe that we will compete favorably with these companies.

Potential direct competition to our products are the following technologies that are currently being developed:

Poly-silicone, thin film materials are becoming available that allow light through. This material can be placed between two layers of glass or plastic and then used as the glazing on the greenhouse. As it reduces light transmission about 30 percent, only part of the roof is covered with the PV panels. MaineAsia LLC along with the Maine Sustainable Agriculture Society has a grant to build a couple of greenhouses with this technology.

Another company, Solaria Corporation in Fremont, Calif. has developed photovoltaic modules that alter the light spectrum by converting some of the sunlight to power with the rest remaining for plant growth. The pink light transmitted increases production while reducing disease problems.

ULMA Agricola in Sapain has developed greenhouse-mounted, optical lens-based PV modules that allow light through during cloudy weather and divert it to solar cells when it is sunny.

One area that has just begun to be explored is making energy/shade screens into solar collectors. When a screen is extended to provide shade, it could provide a large area for collection.

Currently being researched is a clear spray-on PV material that will generate electricity without much reduction in light transmission.

The Company anticipates that the following factors will give us a competitive advantage because we expect to become a technology company insulated by proprietary technology to competition and expect the customers to select the Company because:

●	We offer unique innovative products.

●	We intend to offer a flexible financing options and types of agreements.

●	In regions where utility costs are high and/or incentives for solar energy systems are available, we intend to offer an attractive alternative to conventional power sources.

Research and Development Costs

We expect to incur minimal research and development costs related to our new solar energy products in the future because all of the development costs are currently the responsibility of DASH B.S.T. Ltd from whom the company is seeking to acquire the solar energy technology.

Employees

The Company had one employee, its Chief Executive Officer, Mr. Conquest. The Company also uses a part-time accounting consultant. Upon the intended completion of the acquisition of the solar energy technology the Company will seek to employ the following personnel:

1.Electronic/Electric Engineer

2.Agriculture Specialist.

3.Energy Specialist

4.Mechanical Engineer

5.Logistic Manager

6.Purchasing Agent

7.3 General Skilled Workers

8.General Manager

9.Bookkeeper

Patents and Trademarks

The Company holds no patents, nor at this time, has any patent pending. DASH B.S.T. Ltd, the entity that the Company is currently seeking to acquire its proprietary solar energy technology, is currently undergoing final review for the filing of a Patent in Israel. Once approved the company will seek the registration of the Israeli Patent in other domiciles.

The Company relies on a combination of trade secrets and contractual protections to establish and protect its intellectual proprietary rights. It may rely on patents held by its partners with whom the Company will have entered into a contractual relationship.

Regulatory Matters

An interconnection agreement is generally required from the applicable local electricity utility to interconnect a solar energy system with the utility grid. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection. As such, no additional regulatory approvals are required once interconnection agreements are signed. We prepare and submit these agreements on behalf of our customers to ensure compliance with interconnection rules.

Our operations are subject to stringent and complex federal, state and local laws and regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended, or “OSHA,” and comparable state laws that protect and regulate employee health and safety. We expend resources to comply with OSHA requirements and industry best practices. The prevailing wage is the basic hourly rate paid on public works projects to a majority of workers engaged in a particular craft, classification or type of work within a particular area. Prevailing wage requirements are established and enforced by regulatory agencies. Our in-house personnel monitors and coordinates our continuing compliance with these regulations when required.

Some jurisdictions place limits on the size or number of solar energy systems that can be interconnected to the utility grid. This can limit our ability to sell and install solar energy systems in some markets. The regulatory environment is constantly changing.

Environmental Regulations

The Company does not have any plans to manufacture the products it intends to market, sell and install. The manufacturers of these products may use, generate, and discharge toxic, volatile, or otherwise hazardous chemicals and wastes in its research and development, manufacturing, and construction activities. These companies will likely be subject to a variety of federal, state, and local governmental laws and regulations related to the purchase, storage, use, and disposal of hazardous materials. In addition, these laws and regulations may impose substantial liabilities for the failure to comply with them or for any contamination resulting from the operations associated with our assets. Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose us to liability for the conduct of or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time such acts were performed. If these companies do not comply with these regulations and are unable to manufacture the products we intend to market and sell, we may be adversely affected if we are unable to obtain replacement manufacturers and products which may be costly and may have a material adverse effect on our business and results of operations.

Government Incentives and Policies

U.S. federal, state and local governments have established various policies, incentives, and financial mechanisms to reduce the cost of solar energy and to accelerate the adoption of solar energy. These incentives include tax credits, cash grants, production-based incentives, tax abatements, and rebates. These incentives help catalyze private sector investments in solar energy, energy efficiency, and energy storage measures, including the installation and operation of residential and commercial solar energy systems.

Following the extension of the Solar Investment Tax Credit in December 2015, the Internal Revenue Code allows a United States taxpayer to claim a tax credit of 30% of qualified expenditures for a solar energy system that is placed in service on or before December 31, 2019. This credit is scheduled to decline to 26% effective January 1, 2020, 22% in 2021, and then to 10% for commercial projects and 0% for residential projects in 2022.

Many U.S. states and local jurisdictions have established property tax incentives for renewable energy systems, which include exemptions, exclusions, abatements, and credits. Many state governments, investor-owned utilities, municipal utilities, and co-operative utilities offer rebates or other cash incentives for the installation and operation of a solar energy system or energy-related products.

Many states have a regulatory policy known as net energy metering, or net metering. Net metering typically allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of electric load used by customers.

Some states have established limits on net metering, fees on solar energy systems, or reduced the credit available for electricity generated by solar energy systems that are connected to the utility grid. For example, Hawaii, Nevada, and Mississippi have announced net metering policies that establish wholesale rates, not retail rates, for crediting electricity produced by solar energy systems. This has adversely impacted the attractiveness of solar energy to residential customers in these markets. The California Public Utilities Commission issued a ruling that maintains the net energy metering credit at full retail value but adds new charges and requirements for customers installing a solar energy system. On the other hand, other states continue to expand their net metering programs. New York, for example, has suspended its cap on solar photovoltaic systems covered by the state’s net metering program.

Some states like Massachusetts have offered Solar Renewable Energy Credits (“SRECs”) that provide cash payments based on the electricity produced by solar energy systems as an incentive for customers to invest in these systems. These programs are generally capped and must be reauthorized or extended when the cap is reached in order for the incentives to be continued. The Massachusetts Department of Energy Resources announced that the total capacity available under its most recent SREC program (SREC-II) for projects over 25 kW had been exceeded in early 2016, however it was announced on January 31, 2017, by the Massachusetts Department of Energy Resources that their new program, called Solar Massachusetts Renewable Target (“SMART”), is targeted to start in April 2018 and that the SREC II program would be extended in order to bridge between the two programs. The SREC II program was ultimately extended until November 26, 2018, at which point the first applications for SMART were accepted. The first SMART incentive allocations began on January 15, 2019.

On January 22, 2018, the Office of the President of the United States approved in substantial form, recommendations by the U.S. International Trade Commission to impose a tariff of 30% on imports of solar cells and photovoltaic modules under Section 201 of the Trade Act of 1974, unless specifically excluded. The 30% tariff declines 5% per year over the four-year term of the tariff. Further, the provisions of the 201 Tariff are applicable to imported solar cells and modules from Canada, despite its being a member of the North American Free Trade Act.

Seasonality

Our operating results for solar energy system installations are difficult to predict and may, in the future, fluctuate from quarter to quarter as a result of changes in state, federal, or private utility company subsidies, as well as weather, economic trends and other factors. The industry historically experienced seasonality in our solar installation business, with the first quarter representing our lowest installation quarter of the year, primarily due to adverse weather. Additionally, the industry historically experienced seasonality in sales of solar systems similar to ours, with the fourth and first quarters of the year seeing fewer sales orders than the second and third quarters. We do not have the historical experience to assess seasonality for this line of our own business.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. An investor should carefully consider the following risk factors and the other information in this report before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks.

RISKS RELATED TO THE COVID-19 PANDEMIC

The recent COVID-19 pandemic may adversely affect our business, and ability to file timely and accurate financial information.

The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery. Because we are in the development stage, the complete impact on our business from the recent outbreak of the COVID-19 coronavirus is unknown at this time and difficult to predict, various aspects of our business are being adversely affected by it and may continue to be adversely affected. In addition, our ability to install solar systems and raise funding could be adversely impacted by COVID-19 and the stay-at-home orders of certain localities where our customers are located.  Lingering impacts of COVID-19 can also include difficulty finding employees and parts and inventory.

RISKS RELATED TO THE INDUSTRY

The demand for products requiring significant initial capital expenditures such as solar power products and related services are affected by general economic conditions.

The United States and countries worldwide have recently experienced a period of declining economies and turmoil in financial markets. A sustained economic recovery is uncertain. In particular, terrorist acts and similar events, continued unrest in the Middle East or war, in general, could contribute to a slowdown of the market demand for products that require significant initial capital expenditures, including demand for solar power systems. In addition, increases in interest rates may increase financing costs to customers, which in turn may decrease demand for our solar power products. If economic recovery is slowed as a result of the recent economic, political and social events, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our solar power products, which may harm our operating results.

If there is a shortage of components and/or key components rise significantly in price that may constrain our revenue growth.

The market for photovoltaic installations has continued to grow despite worldwide financial and economic issues. The introduction of significant production capacity has continued and has increased supply and reduced the cost of solar panels. If demand increases and supply contracts, the resulting likely price increase could adversely affect sales and profitability. As demand for solar panels may increase with an economic recovery, demand and pricing for solar modules could increase, potentially limiting access to solar modules and reducing our selling margins for panels.

Shortages of silicon and inverters or supply chain issues could adversely affect the availability and cost of our solar energy systems. Manufacturers of photovoltaic modules depend upon the availability and pricing of silicon, one of the primary materials used in photovoltaic modules. The worldwide market for silicon from time to time experiences a shortage of supply, which can cause the prices for photovoltaic modules to increase and supplies to become difficult to obtain. Future increases in the price of silicon or other materials and components could result in an increase in costs to us, price increases to our customers or reduced margins.

Other international trade conditions such as work slowdowns and labor strikes at port facilities or major weather events can also adversely impact the availability and price of solar photovoltaic modules.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

The market for electricity generation is heavily influenced by foreign, U.S. federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities.

These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the U.S. these regulations and policies are being modified and may continue to be modified. Customer purchases of or further investment in the research and development of alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar power products, for example, without certain major incentive programs and or the regulatory mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility network. These fees could increase the cost to our customers of using our solar power products and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.

We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, and environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar power products.

The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for solar power systems and harm our business.

The market for solar energy applications depends in large part on the availability and size of local, state, and federal government and economic incentives that vary by geographic market. The reduction, elimination or expiration of government subsidies and economic incentives for solar electricity may negatively affect the competitiveness of solar electricity relative to conventional and non-solar renewable sources of electricity and could harm or halt the growth of the solar electricity industry and our business.

The cost of solar power currently is less than retail electricity rates in most markets, and we believe solar will continue to do so for the foreseeable future. As a result, federal, state and local government bodies, the United States has provided incentives in the form of feed-in tariffs, or FITs, rebates, tax credits and other incentives to system owners, distributors, system integrators and manufacturers of solar power systems to promote the use of solar electricity in on-grid applications and to reduce dependency on other forms of energy. Many of these government incentives expire, phase out over time, terminate upon the exhaustion of the allocated funding or require renewal by the applicable authority. In addition, electric utility companies or generators of electricity from other non-solar renewable sources of electricity may successfully lobby for changes in the relevant legislation in their markets that are harmful to the solar industry. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for and lower revenue from solar PV systems, which would adversely affect sales of our products.

The services we intend to sell to customers may not gain market acceptance, which would prevent us from achieving sales and market share.

The market for solar power is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to achieve sales and market share. In addition, demand for solar power in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors may influence the widespread adoption of solar power technology and demand for solar power, including:

●	Performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

●	Cost-effectiveness of solar power technologies as compared with conventional and competitive alternative energy technologies;

●	Success of alternative distributed generation technologies such as hydrogen fuel cells, wind turbines, bio- diesel generators, and large-scale solar thermal technologies;

●	Fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources;

●	Increases or decreases in the prices of oil, coal and natural gas;

●	Capital expenditures by customers, who tend to decrease when domestic or foreign economies slow; and

●	Continued deregulation of the electric power industry and broader energy industry.

We face intense competition from other system integrators and other energy generation products. If we fail to compete effectively, we may be unable to increase our market share and sales.

The mainstream power generation market and related product sectors are well established, and we are competing with power generation from more traditional processes that can generate power at lower costs than most renewable or environmentally driven processes. Further, within the renewable power generation and technologies markets, we face competition from other methods of producing renewable or environmentally positive power. Then, the solar power market itself is intensely competitive and rapidly evolving. Our competitors have established market positions more prominent than ours, and if we fail to attract and retain customers, we may be unable to achieve sales and market share. There are a number of major multi-national corporations that provide solar installation services such as REC, Solar City, and SunPower Corporation. Established integrators are growing and consolidating, including GoSolar, Sunwize, Sunenergy, and Real Good Solar and we expect that future competition will include new entrants to the solar power market. Further, many of our competitors may be developing or may be currently providing products based on new solar power technologies that may have costs similar to, or lower than, our projected costs.

Some of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater sizes in some cases provide them with competitive advantages with respect to manufacturing costs and the ability to allocate costs across a greater volume of production and purchase raw materials at lower prices. They also have far greater name recognition, an established distribution network and an installed base of customers. In addition, many of our competitors have well-established relationships with current and potential resellers, which have extensive knowledge of our target markets. As a result, our competitors will be able to devote greater resources to the research, development, promotion, and sale of their products and may be able to respond more quickly to evolving industry standards and changing customer requirements than we can.

Our sales and installations are subject to seasonality of customer demand and weather conditions which are outside of our control.

Our sales are subject to the seasonality of when customers buy solar energy systems. Historically, we are expected to experience spikes in orders during the spring and summer months which, due to lead time, result in installations and revenue increase during the summer and fall. Tax incentives can generate additional backlog prior to the end of the year, depending upon the incentives available and whether customers are looking to take advantage of such incentives before the end of the year.

Our ability to construct systems outdoors may be impacted by inclement weather, which can be most prominent in our geographic installation regions during the first and fourth quarters of the year. As a result of these factors, our first quarter will likely be generally our slowest quarter of the year. If unexpected natural events occur and we are unable to manage our cash flow through these seasonal factors, there could be a negative impact on our financial position, liquidity, results of operations and cash flow.

Our inability to respond to changing technologies and issues presented by new technologies could harm our business.

The solar energy industry is subject to technological change. If we rely on products and technologies that cease to be attractive to customers, or if we are unable to respond appropriately to changing technologies and changes in product function or quality, we may not be successful in capturing or retaining significant market share. In addition, any new technologies utilized in our solar energy systems may not perform as expected or as desired, in which event our adoption of such products or technologies may harm our business.

We rely heavily on a limited number of designers, suppliers, installers and other vendors, and if these companies were unable to deliver critical components and services, it would adversely affect our ability to operate and our financial results.

We rely on a limited number of third-party suppliers to provide the components used in our solar energy systems. We also rely on key vendors to provide internal and external services which are critical to our operations, including installation of solar energy systems, accounting and customer relationship management software, facilities and communications. The failure of our suppliers and vendors to supply us with products and services in a timely manner or on commercially reasonable terms could result in lost orders, delay our project schedules, limit our ability to operate and harm our financial results. If any of our suppliers or vendors were to fail to supply our needs on a timely basis or to cease providing us key components or services we use, we would be required to secure alternative sources of supply. We may have difficulty securing alternative sources of supply. If this were to occur, our business would be harmed.

The installation and ongoing operation of solar energy systems involves significant safety risks.

Solar energy systems generate electricity, which is inherently dangerous. Installation of these systems also involves the risk of fire, personal injuries occurring at the job site and other risks typical of installation projects. Although we take many steps to assure the safe installation and operation of our solar energy systems, and maintain insurance against such liabilities, we may nevertheless be exposed to significant losses arising from personal injuries or property damage arising from our projects.

United States trade policy affects our ability to purchase domestic solar panels.

One of the effects of the United States tariffs on imported solar panels, including solar panels from China, is an increased demand for products manufactured in the United States which may affect both our ability to purchase solar panels and the price and other terms at which solar panels are available to us. Because of the increased demand for domestically manufactured solar panels, this increase in demand could affect our ability to fill our orders at a commercially reasonable price or that we will be able to purchase solar panels from other suppliers at a reasonable cost. Our inability to obtain domestically produced solar panels can impair our ability to generate revenue and maintain reasonable gross margins.

Changes in net metering regulations could impair the market for solar products.

Net metering is a billing mechanism that credits solar energy system owners for the electricity that they add to the electricity grid. If the owner of a solar system generates more electricity than it consumes, the excess electricity is sold back to the grid. California’s first net metering policy set a “cap” for the three investor-owned utility companies in the state: Pacific Gas & Electric (PG&E), San Diego Gas & Electric (SDG&E), and Southern California Edison (SCE). All three have reached their cap where total solar installations in each utility’s territory were capped at five percent of total peak electricity demand. The California Public Utilities Commission (CPUC) created the known as “Net Metering 2.0” (NEM 2.0) that extends California net metering. NEM 2.0 is slightly different from the first net metering policy. Under NEM 2.0, customers will still receive the retail credit for electricity produced but will be required to pay more in Non-By-Passable Charges. NEM 2.0 also requires new solar customers to pay a one-time Interconnection Application Fee, the amount of which is dependent upon the utility company. For systems under 1MW, this fee is $132 for San Diego Gas & Electric, $145 for Pacific Gas & Electric, and $75 for Southern California Edison. NEM 2.0 customers are also required to use Time of Use rates. These changes alter the return on investment for solar customers, and our pricing needs to reflect this change in order for the purchase of a solar system to be economically attractive to the customer, which may be reflected in lower prices and reduced margins.

To the extent that utility companies are not required to purchase excess electricity from owners of solar systems or are permitted to lower the amounts paid, the market for solar systems may be impaired. Because net metering can enable the solar system owner to further reduce the cost of electricity by selling excess electricity to the utility company, any elimination or reduction of this benefit would reduce the cost savings from solar energy. We cannot assure you that net metering will not be eliminated, or the benefits significantly reduced for future solar systems which may dampen the market for solar energy.

Although we are not regulated as a utility company, changes in regulations may subject us to regulation as a utility.

Any local, state, federal or foreign regulations which classify us as a utility could place significant restrictions on our ability to operate our business by prohibiting or otherwise restricting our sale of electricity. If we were subject to the same state, federal or foreign regulatory authorities as utility companies in the United States or if new regulatory bodies were established to oversee our business in the United States or in foreign markets such as China, then our operating costs would materially increase, which would impair our ability to generate a profit from our business.

Our business would be impaired if we lose our licenses, if more stringent government regulations are enacted or if we fail to comply with the growing number of regulations pertaining to solar energy and consumer financing industries.

Our business is or may become subject to numerous federal and state laws and regulations. The installation of solar energy systems performed by us is subject to oversight and regulation under local ordinances, building, zoning and fire codes, environmental protection regulation, utility interconnection requirements, and other rules and regulations. The financing transactions the Company are subject to numerous consumer credit and financing regulations. The consumer protection laws, among other things:

●	require us to obtain and maintain licenses and qualifications;

●	limit certain interest rates, fees and other charges we are allowed to charge;

●	limit or prescribe certain terms of the loans to our customers; and

●	require specific disclosures and the use of special contract forms.

The number of laws affecting both aspects of our business continue to grow. We can give no assurances that we will properly and timely comply with all laws and regulations that may affect us. If we fail to comply with these laws and regulations, we may be subject to civil and criminal penalties. In addition, non-compliance with certain consumer disclosure requirements related to home solicitation sales and home improvement contract sales affords residential customers with a right to rescind such contracts in some jurisdictions.

Changes in regulations relating to fossil fuel can impact the market for renewable energy, including solar.

The market for renewable energy in general and solar energy, in particular, is affected by regulations relating to the use of fossil fuel and the encouragement of renewable energy. To the extent that changes in regulations have the effect of reducing the cost of gas, oil, and coal or encouraging the use of such fuels, the market for solar systems may be impaired.

A material decline in the price of electricity charged by the local utility company to commercial users may impair our ability to attract commercial customers.

Often large commercial customers pay less for energy from utility companies than residential customers. To the extent that utility companies offer commercial customers a lower rate for electricity, they may be less willing to switch to solar energy. Under such conditions, we may be unable to offer solar energy systems in commercial markets that produce electricity at rates that are competitive with the price of retail electricity they are able to obtain from the local utility company. In such event, we would be at a competitive disadvantage compared to the local utility company and may be unable to attract new commercial customers, which would impact our revenues.

Solar energy and other forms of renewable energy compete with other forms of energy and the attractiveness of solar energy reflects the cost of electricity from the local grid.

Solar energy competes with all other forms of energy, including, particularly local utility companies, whose pricing structure effectively determines the market for solar energy. If consumers, whether residential or commercial, believe that they are paying and will continue to pay too much for electricity from a local utility company, they may consider other alternatives, including alternative providers of electricity from local utility companies as well as forms of renewable energy. If they are in a location where, because of the climate and geography, solar energy is a possibility, they may consider solar energy as an alternative, provided they are satisfied that they will receive net savings in their cost of electricity and their system will provide them with a constant source of energy. Further, although some customers may purchase a solar energy system because of environmental considerations, we believe that the cost of electricity is the crucial factor that influences the decision of a user, particularly a commercial user, to elect to use solar energy.

RISKS RELATED TO OUR BUSINESS

Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control.

Our sales and operating results can vary significantly from quarter to quarter and year to year depending on various factors, many of which are beyond our control. These factors include, but are not limited to:

●	seasonal consumer demand for our products;

●	discretionary spending habits;

●	changes in pricing in, or the availability of supply in, the agriculture greenhouse market;

●	variations in the timing and volume of our sales;

●	the timing of our expenditures in anticipation of future sales;

●	sales promotions by us and our competitors;

●	changes in competitive and economic conditions generally; and
●	changes in the cost or availability of our labor.

As a result, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future.

Our limited operating history involving our solar energy products makes it difficult to evaluate our current and future prospects and may increase the risk associated with your investment.

We have a limited operating history with our solar energy products and have been involved primarily in organizational matters. We have also generated no revenues from our solar energy products to date. Consequently, our operations are subject to all the risks inherent in the establishment of new technology and products in industries within which we are not necessarily familiar. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in constantly evolving industries, including the risks described in this document. If we do not address these risks successfully, our business, financial condition, results of operations and prospects will be adversely affected, and the market price of our common stock could decline. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history solar energy technology and products or operated in a more predictable market.

We will need a significant amount of capital to carry out our proposed business plan and, unless we are able to raise sufficient funds or generate sufficient revenues, we may be forced to discontinue our operations.

Our ability to obtain the necessary financing to execute our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business plan. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds or generate them through revenues, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our current corporate structure. There is no guarantee that we will be able to obtain any funding or that we will have sufficient resources to continue to conduct our operations as projected, any of which could mean that we will be forced to discontinue our operations.

Dealings with the Company

The Chief Executive and Financial Officer controls the business and affairs of the Company. Consequently, the Chief Executive and Financial Officer will be able to control his own compensation and to approve dealings, if any, by the Company with other entities with which he is also involved. However, the Chief Executive and Financial Officer does not control the majority of the voting power in the Company and in fact owns no shares of the Company’s securities. Although the Chief Executive and Financial Officer intends to act fairly and in full compliance with his fiduciary obligations, there can be no assurance that the Company will not, as a result of the conflict of interest described above, sometimes enter into arrangements under terms less beneficial to the Company than it could have obtained had it been dealing with unrelated persons.

We operate in a highly competitive industry and potential competitors could duplicate our business model.

We are involved in a highly competitive industry where we compete with numerous other companies who offer products and services similar to those we offer. Although some aspects of our business may be protected by intellectual property laws (patent protection, trade secret protection, copyrights, trademarks, etc.), we own no patents and potential competitors will likely attempt to duplicate our business model. Some of our potential competitors may have significantly greater resources than we have, which may make it difficult for us to compete. There can be no assurance that we will be able to successfully compete against these other entities. Additionally, our contractors are not subjected to an exclusive contractual relationship with the Company.

Limited Full-Time Employees and Staff

Assuming successful completion of forming new capital for the Company’s operations, we intend to hire necessary support staff and will hire, as and when needed, such management, support personnel, independent consultants, as it may deem necessary for the purposes of its business operations and the CEO. There can be no assurance that the Company and its CEO will be able to recruit and hire required support personnel under acceptable terms. The Company’s business would be adversely affected if it were unable to retain the required personnel.

Limitation of Liability of the Company’s Officers and Directors

To the maximum extent allowed by law, the Company’s Officers and Directors will have limited liability for breach of fiduciary duty and for (i) any breach of the duty of loyalty to the Company or its shareholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law; or (iii) any transactions from which the CEO and its Affiliates derived an improper personal benefit.

Exclusive Selection of Forum in the Bylaws

A Bylaws choice of forum provision does not preclude or contract the scope of exclusive federal jurisdiction for any actions brought under the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, and the Company does not intend for the exclusive forum provision to apply to Exchange Act claims. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and that asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. There is uncertainty as to whether a court would enforce such an exclusive forum provision with respect to claims under the Securities Act. In addition, our stockholders will not be deemed to have waived the Company’s compliance with the federal securities laws and the rules and regulations thereunder. Subject to the foregoing, any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the corporation shall be deemed to have notice of and consented to this provision of our Bylaws.

Our success depends, in part, on the quality and safety of the services we market and sell.

We do not intend to manufacture our own products. We expect that we will use a variety of products and will not have a commitment to any single manufacturer. We do not expect to warranty our products because this is the responsibility of the manufacturer. However, we will warranty our installation workmanship and could suffer a loss of customer referrals and reputation degradation if our quality workmanship is not maintained.

The Company’s management has limited experience in the design and installation of solar systems and relies on consultants and other third parties.

The Company’s management does not have specific experience in the installation and design of solar systems. Should the Company not be able to maintain relationships with the experts the Company is depending on it would have a significant impact on our ability to continue with our business plan.

Our ability to market and sell solar systems to customers is unproven.

Our business depends in large part on our ability to market and sell our solar systems. Our ability to market and sell the solar systems are, and will be, subject to risks, including but are not limited to:

·	our ability to secure necessary funding;
·	our ability to negotiate and execute definitive agreements with our various suppliers for hardware, or services necessary to design or manufacture the solar systems we intend to market and sell;
·	compliance with environmental, safety, and similar regulations;
·	delays by us in delivering final component designs to our suppliers;
·	quality controls that prove to be ineffective or inefficient;
·	delays or disruptions in our supply chain including raw material supplies; and
·	our ability to maintain arrangements on reasonable terms with its manufacturing partners and suppliers, engineering service providers, delivery partners, and after sales service providers.

We have no experience, as a company, marketing and selling or financing our solar systems and therefore cannot assure you that we will be able to make sales on a level significant enough to be profitable or to meet customer expectations. Any failure to do so within our projected costs and timelines would have a material adverse effect on our business, prospects, operating results and financial condition.

We require additional capital to develop our business.

The development of our services will require the commitment of resources to increase the advertising, marketing and future expansion of our business. In addition, expenditures will be required to enable us in 2021 and 2022 to conduct planned business research, development of new affiliate and associate offices, and marketing of our existing and future products and services. Currently, we have no established bank-financing arrangements. Therefore, it is possible that we would need to seek additional financing through a subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners.

We cannot give any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. The sale of additional equity securities could result in dilution to our stockholders. Sales of existing shareholders of the common stock and preferred stock in the public market could adversely affect prevailing market prices and could impair the Company’s future ability to raise capital through the sale of the equity securities. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our compensation. If adequate, additional financing is not available on acceptable terms, we may not be able to implement our business development plan or continue our business operations.

Our liability insurance may not be adequate in a catastrophic situation.

We do not currently maintain property damage insurance or product liability insurance. Material damage to, or the loss to our facilities or equipment due to fire, severe weather, flood or other catastrophe, even if insured against, could result in a significant loss to the Company.

RISKS RELATED TO OUR CORPORATE OPERATIONS

We have a limited operating history under the current business plan and may never be profitable.

During 2021 the Company has been involved primarily in organizational activities and have no reviews to date. Since we have a limited operating history following the implementation of the current business plan, it is difficult for potential investors to evaluate our business. We expect that we will continue to need to raise additional capital in order to fund our operations. There can be no assurance that such additional capital will be available to us on favorable terms or at all. There can be no assurance that we will be profitable.

Our auditors have indicated doubt about our ability to continue as a going concern.

Our auditors have expressed doubt about our ability to continue as a going concern. Our financial statements do not include adjustments that might result from the outcome of this uncertainty. If we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have a history of operating losses and may not achieve or sustain profitability due to the competitive and evolving nature of the industries in which we operate. Our failure to sustain profitability could adversely affect the Company’s business, including our ability to raise additional funds.

No intention to pay dividends.

A return on investment may be limited to the value of our common stock. We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition, and other business and economic factors affecting it at such time as the Board may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that the Company will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of the Board. If we do not pay dividends, our common stock may be less valuable because a return on your investment would only occur if the Company’s stock price appreciates.

We will depend on key personnel and future members of management, and the loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners and existing and prospective industry participants, which could negatively affect our financial condition, results of operations, cash flow and trading price of our common stock.

Our success depends on our ability to attract and retain the services of executive officers, senior officers, and community managers. There is substantial competition for qualified personnel in the niche area of solar system design, manufacturing, and sales, and the loss of our key personnel could have an adverse effect on us. Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel. The loss of services of senior management and solar-panel design team which we may hire, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners, and industry participants, which could negatively affect our financial condition, results of operations and cash flow.

The ability of stockholders to control our policies and effect a change of control of our company is limited by certain provisions of our Articles of Incorporation, bylaws and by Utah Law.

There are provisions in our Articles of Incorporation and bylaws that may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These provisions include the following:

Our Articles of Incorporation authorize our board of directors to issue shares of preferred stock with such rights, preferences, and privileges as determined by the board, and therefore to authorize us to issue such shares of stock. We believe these Articles of Incorporation provisions will provide us with increased flexibility in structuring possible future financings. The additional classes or series will be available for issuance without further action by our stockholders, unless such action is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Although our board of directors does not currently intend to do so, it could authorize us to issue a class or series of stock that could, depending upon the terms of the particular class or series, delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or that our common stockholders otherwise believe to be in their best interests.

Our board of directors may change our policies without stockholder approval.

Our policies, including any policies with respect to investments, leverage, financing, growth, debt, and capitalization, will be determined by our board of directors or those committees or officers to whom our board of directors’ delegates such authority. Our board of directors will also establish the amount of any dividends or other distributions that we may pay to our stockholders. Our board of directors or the committees or officers to which such decisions are delegated will have the ability to amend or revise these and our other policies at any time without stockholder vote. Accordingly, our stockholders will not be entitled to approve changes in our policies, and, while not intending to do so, may adopt policies that may have a material adverse effect on our financial condition and results of operations.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Furthermore, our disclosure controls and procedures and internal control over financial reporting with respect to entities that we do not control or manage may be substantially more limited than those we maintain with respect to the subsidiaries that we have controlled or managed over the course of time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

Our Solar Energy System is a relatively new technology that exposes us to many new risks and uncertainties.

Our business model currently focuses on future marketing and selling solar energy systems. Developing new products under a new brand with solar technology exposes us to many risks and uncertainties that are new to our business. We have limited experience in the design, manufacture, marketing, distribution and sale of these services and rely on third parties to do so. Our ability to be successful with our solar energy products will depend on a number of factors, including whether:

●	We can achieve and maintain customer acceptance of our new services;

●	We can rapidly develop and successfully introduce our solar energy products in response to changing customer preferences;

●

We can maintain an adequate level of quality over numerous solar energy systems, which must be designed,

manufactured and introduced rapidly to keep pace with changing customer preferences and competitive factors;

●	We can successfully manage our third-party relationships located outside and/or inside the U.S. on whom we are heavily dependent for the production of our solar energy systems; and,

●	We can successfully develop, sell an install our solar energy products.

Our intellectual property rights or our means of enforcing those rights may be inadequate to protect our business, which may result in the unauthorized use of our solar energy products or reduced sales or otherwise reduce our ability to compete.

Our business and competitive position depend upon our ability to protect our intellectual property rights and proprietary technology, including any new brands that we develop. We attempt to protect our intellectual property rights, primarily in the United States, through a combination of patent, trade secret and other intellectual property laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign patent and other laws concerning intellectual property rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Our failure to obtain or maintain adequate protection of our intellectual property rights, for any reason, could have a materially adverse effect on our business, results of operations and financial condition. Further, any patents issued in connection with our business may not be broad enough to protect all of the potential uses of our technology.

We also rely on unpatented proprietary technology. It is possible others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we will require our employees, consultants and advisors to execute proprietary information and invention assignment agreements when they begin working for us. We cannot assure these agreements will provide meaningful protection of our trade secrets, unauthorized use, misappropriation or disclosure of trade secrets, know-how or other proprietary information. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.

In addition, when others control the prosecution, maintenance and enforcement of certain important intellectual property, such as technology licensed to us, the protection and enforcement of the intellectual property rights may be outside of our control. If the entity that controls intellectual property rights that are licensed to us does not adequately protect those rights, our rights may be impaired, which may impact our ability to develop, market and commercialize our products. Further, if we breach the terms of any license agreement pursuant to which a third-party may license us intellectual property rights, our rights under that license may be affected and we may not be able to continue to use the licensed intellectual property rights, which could adversely affect our ability to develop, market and commercialize our products.

If third parties claim we are infringing or misappropriating their intellectual property rights, we could be prohibited from selling our products, be required to obtain licenses from third parties or be forced to develop non-infringing alternatives, and we could be subject to substantial monetary damages and injunctive relief.

The solar power industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are aware of numerous issued patents and pending patent applications owned by third parties that may relate to current and future generations of solar energy. The owners of these patents may assert the manufacture, use or sale of any of our products infringes one or more claims of their patents. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that materially and adversely affect our business. Third parties could also assert claims against us that we have infringed or misappropriated their intellectual property rights. Whether or not such claims are valid, we cannot be certain we have not infringed the intellectual property rights of such third parties. Any infringement or misappropriation claim could result in significant costs or substantial damages to our business or an inability to manufacture, market or sell any of our PV modules found to infringe or misappropriate. Even if we were to prevail in any such action, the litigation could result in substantial cost and diversion of resources that could materially and adversely affect our business. A large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved, and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation. Even if obtaining a license were feasible, it could be costly and time-consuming. We might be forced to obtain additional licenses from our existing licensors in the event the scope of the intellectual property we have licensed is too narrow to cover our activities, or in the event, the licensor did not have sufficient rights to grant us the license(s) purportedly granted. Also, some of our licenses may restrict or limit our ability to grant sub-licenses and/or assign rights under the licenses to third parties, which may limit our ability to pursue business opportunities.

There has been only a limited public market for our common stock and an active trading market for our common stock may not develop following this offering.

There has not been any broad public market for our common stock, and an active trading market may not develop or be sustained. The trading volume of our Common Stock may be and has been limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they may tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares of Common Stock until such time as we became more seasoned and viable. As a consequence, there may be periods when trading activity in our shares is minimal, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

Investors may have difficulty in reselling their shares due to the lack of market.

Our common stock is not currently traded on any exchange but is quoted on OTC Markets Pink marketplace under the trading symbol “WGEI.” There is a limited trading market for our common stock. There is no guarantee that any significant market for our securities will ever develop. Further, state securities laws may make it difficult or impossible to resell our shares in certain states. Accordingly, our securities should be considered highly illiquid. The OTC Pink marketplace currently has issued a STOP sign on the Company’s commons stock due to the Company being delinquent in providing financial and other information required by OTC Markets. The Company intends to bring this information current during the third quarter of 2021

The market price and trading volume of our common stock may be volatile.

Even if an active trading market develops for our common stock, the trading price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

●	actual or anticipated variations in our quarterly operating results or dividends;

●	changes in our funds from operations or income estimates;

●	publication of research reports about us or solar energy industry;

●	changes in market valuations of similar companies;

●	adverse market reaction to any additional debt we incur in the future;

●	additions or departures of key management personnel;

●	actions by institutional stockholders;

●	speculation in the press or investment community;

●	the realization of any of the other risk factors presented in this registration statement;

●	the extent of investor interest in our securities;

●	investor confidence in the stock and bond markets, generally;

●	changes in tax laws;

●	future equity issuances;

●	failure to meet income estimates; and

●	general market and economic conditions.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have an adverse effect on our financial condition, results of operations, cash flow and the trading price of our common stock.

Our shares are considered to be a “Penny Stock,” which impairs trading liquidity.

Disclosure requirements pertaining to penny stocks may reduce the level of trading activity in the market for our common stock and investors may find it difficult to sell their shares. Trades of our common stock will be subject to Rule 15g-9 of the SEC which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

Future issuances of debt securities and equity securities may negatively affect the market price of shares of our common stock and, in the case of equity securities, may be dilutive to existing stockholders.

In the future, we may issue debt or equity securities or incur other financial obligations, including stock dividends and shares that may be issued in exchange for common units and equity plan shares/units. Upon liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before common stockholders. We are not required to offer any such additional debt or equity securities to existing stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities (including common units and convertible preferred units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of shares of our common stock. Any convertible preferred units would have, and any series or class of our preferred stock would likely have, a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s office address is 8432 E. Shea Blvd., Suite 101, Scottsdale, Arizona 85260. The Company’s phone number remained unchanged.   The Company’s phone number is 1-480-991-9500. The Company is occupying approximately 100 square feet of office space on a month-to-month basis. The landlord is a non-affiliate shareholder of the Company and is not currently charging the Company rent. The Company may pay to the landlord rent in the form of shares of the Company's restricted common stock at some point in the future.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently a party to any pending lawsuit or legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

General

We operate on a calendar year basis ending on December 31st of each year.

On December 4, 2009, a majority of the Company’s shareholders executed a consent resolution to amend the Certificate of Incorporation to change the Company’s name to WindGen Energy, Inc. and to increase the number of authorized common stock shares from 40,000,000 to 100,000,000. A Certificate of Amendment for such amendments was filed by the Company with the Secretary of State of Utah effective on December 16, 2009. The name change and the new trading symbol were approved by FINRA on March 16, 2010.

Stockholders

On August 30, 2021, there were approximately 574 record holders of the Company’s common stock. Such record holders do not include individual participants in nominee name listings.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. We expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Series A Preferred Stock

During the third quarter of 2010, we redeemed 15,762 shares of Series A Preferred and $52,488 in accrued dividends from three Series A Preferred shareholders in exchange for $15,000 in cash and 246,834 shares of restricted common stock. As of December 31, 2010, one stockholder owns an aggregate of 5,254 shares of the Company’s Series A Preferred Stock, which is 8% convertible preferred. There is no public market for the Series A Preferred Stock. Aggregate accumulated annual dividends payable on the preferred stock as of December 31, 2021 were $43,504.

Series B Preferred Stock

On January 20, 2020 the Company amended its articles of incorporation in the State of Utah designation from its existing authorized shares of Preferred Stock One Million (1,000.000) shares of non-cumulative Series “B” Preferred Stock, $0.001 par value, issuable at $5,00 pe share.  To date no shares of the Series “B” Preferred Stock has been issued.

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

Sale of Unregistered Equity Securities

There have been no sales by the Company of any of its securities since 2011.

Subsequent Events

On August 11, 2021, the Company entered into a binding letter of intent with DASH B.S.T. Ltd to acquire its proprietary solar energy technology focused on the agriculture greenhouse market segment. The Company intends to enter into a definitive Purchase agreement not later than October 1, 2021.

On August 11, 2021, the Company’s Board of Directors unanimously elected Shomron Dasht as a member of the Company’s Board of Directors pursuant to the terms of the August 9, 2021 binding letter of intent between the Company and DASH B.S.T. Ltd.

ITEM 6.SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Plan of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements and contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

General

As of the date of this 10-k we have been conducting primarily organizational activities and have identified a solar energy technology for the agriculture greenhouse market segment for potential acquisition. We have entered into a binding letter of intent with a DASH B.S.T. Ltd for the acquisition for its proprietary solar energy technology creating a reasonable probability that we will acquire a specific asset.

Results of Operations

As of the date of this registration statement, the Company has been involved primarily in organizational activities associated with finalizing the development of the Technology and creating a final marketing plan to sell its solar power systems. The Company intends to develop relationships with selective existing distributors of agriculture greenhouse solar solutions. The Company hopes to leverage these relationships to offer for sale and installation of its unique solar energy solutions. We are focused on providing access to solar energy to agriculture greenhouse energy consumers. The Company is prepared for conducting business in multiple locations throughout the United States and possibly Israel.

The Company currently has no manufacturing or installation capabilities and will rely upon third-parties for manufacturing and installation of our solar systems. Each sale and installation affiliate will be paid on a project-by-project basis in installments as they complete various phases of the project and reach applicable milestones within each respective distribution agreement. However, we have not yet entered into any specific distribution agreements so therefore we cannot predict exactly what such terms will be or if any if these relationships will produce any revenue.

Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions, affecting our targeted business, the marketing and selling of  alternative energy in the form of solar energy systems for the agriculture greenhouse market segment or the solar energy industry and agriculture generally, that may be reasonably anticipated to have a material impact on either our capital resources, or the revenues or incomes to be derived from the operation of our assets. To effectively fund our business plan, we will need to raise additional capital. However, there can be no assurance that the Company will be able to raise sufficient capital on terms acceptable to the Company to complete any or all of these projects. We have also expended human capital and energy, as well as financial resources on identifying and sourcing future energy-related projects, in accordance with our business model.

Plan of Operations

Upon completion of the development of the solar energy technology the Company plans to continue to marketing its renewable energy generation systems, focusing on solar resources, as a replacement of fossil fuel energy generation equipment. In the next twelve months we intend to focus on finalizing the acquisition of a proprietary solar energy technology as well as completing the development of said technology, and develop and implement a marketing strategy for the sake distribution and installation of solar energy products for the agriculture greenhouse market segment.

We currently lack the funding to complete the development of the solar energy technology. To effectively fund our business plan, we will need to raise additional capital in the form of equity, debt or a combination thereof. We have historically raised operating capital through the sale of our securities or debt. However, there can be no assurance that the Company will be able to raise sufficient capital on terms acceptable to the Company to complete any or all of these projects.

During the 4th quarter of 2021, we will require approximately $750,000 to complete the development of the solar energy technology, develop its marketing plan, and the general operating overhead of the Company. However, there can be no assurance that the Company will be able to raise these funds or that it will be able to do so on terms that are favorable to the Company.

During the first quarter of 2022, providing the Company has completed the development of the solar energy technology, the Company expects to commence the implementation of its marketing plan in order to achieve revenue generating operations. The Company anticipates it will be required to raise additional capital through the sale of its securities or debt in order to expand the sales, distribution and installation of its solar energy products for the agriculture greenhouse market. However, there can be no assurance that the Company will be able to raise these funds or that it will be able to do so on terms that are favorable to the Company.

The amounts that we actually spend for any specific purpose may vary significantly, and will depend on a number of factors including, but not limited to, the pace of the sale and installation of each solar energy system, conditions in the markets for the services required to complete solar energy systems, changes in or revisions to our marketing strategies, as well as any applicable legal or regulatory changes which may occur.

If we are unable to raise capital for the sale of our securities or other financing activities that we believe are needed to fund our business plan, we may be required to scale back our development plans by reducing expenditures for employees, consultants, business development and marketing efforts, and other envisioned expenditures. This could reduce our ability to complete existing solar energy system projects or initiate new ones, or require us to seek further funding earlier, or on less favorable terms, than if we had raised the full amount of the offering.

If management is unable to implement its proposed business plan or employ alternative financing strategies, it does not presently have any alternative proposals.

We cannot assure you that our solar energy systems will be completed in a timely manner or at all, that we will ever earn revenues sufficient to support our operations or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot assure you that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease our operations.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principle generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

A summary of significant accounting policies is included in Note 2 to the consolidated financial statements included in this Registration Statement. Of these policies, we believe that the following items are the most critical in preparing our financial statements.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors to be recognized in the financial statements, based on their fair value. The Company measures share-based compensation to consultants in accordance with ASC 505-50, Equity-Based Payments to Non-Employees, and recognizes the fair value of the award over the period the services are rendered or goods are provided. Currently the Company does not have any stock-based compensation in place or planned.

Most Recent accounting pronouncements

Refer to Note 1 in the accompanying consolidated financial statements.

Impact of Most Recent Accounting Pronouncements

here were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Results of Operations

We are a small reporting Company as defined by 17 C.F.R 229(10)(f)(i) and are not required to provide the information under this heading. We have no off-balance sheet arrangements, including arrangements that would affect the liquidity, capital resources, market risk support, and credit risk support or other benefits. The Company currently has no material commitments for capital expenditures.

No revenues from operations were received in 2019 and 2020. The Company generated negative cash flows from operations of $8,077 and $1,547 in 2019 and 2020, respectively, and net losses from operations of $8,077 and $1,547 in 2019 and 2020, respectively. As of December 31, 2020, the Company had an accumulated deficit of $10,120,478 and a working capital deficit of $440,311.

Liquidity and Capital Resources

The Company currently has no cash on hand inasmuch as during the fiscal years ended 2019 and 2020, no liquidity was generated by revenues or from the sale of securities.

During the year ended December 31, 2020, we reduced our total liabilities by $1,547 through the elimination of certain liabilities that had expired based on various states statutes of limitation. None of these liabilities were the subject of any legal proceedings or collections activity. We will continue to attempt to reduce our liabilities in the future.

The Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s consolidated financial statements for the years ended December 31, 2019 and 2020. See Note 1 to the financial statements. The Company’s liquidity shortage will continue through at least 2021.

The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management’s operating plan includes pursuing additional fund raising as well as putting in place all the initial requirements in anticipation of the Company beginning its solar energy operations and generating revenue in 2021.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WINDGEN ENERGY, INC.

TABLE OF CONTENTS

DECEMBER 31, 2020

WEINSTEIN INTERNATIONAL

C.P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of WindGen Energy Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WindGen Energy Inc. ("the Company") as of December 31, 2020 and 2019 and the consolidated statements of operations, changes in consolidated statements of stockholders' equity deficit and cash flows, for each of the years ended December 31, 2020 and 2019, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the periods ended December 31, 2020 and 2019, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinstein International. C.P.A.

Tel - Aviv, Israel
Sep 26, 2021

WEINSTEIN INTERNATIONAL CPA REG. NO. 516018504

US Number: 1-661-466-2466 **Local:** +972 58 – 6886666 | **Email:** i@dwacc.com **Web:** www.dwacc.com

WINDGEN ENERGY, INC.
BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
Current Assets:
Cash	$-	$-

Other Assets:
Deposit	200	200
TOTAL ASSETS	$200	$200

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$27,462	$13,462
Consulting Payable	317,455	317,455
Note Payable	116,124	108,047
Total Current Liabilities	461,041	438,964
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, 10,000,000 shares authorized; Series A Cumulative convertible preferred stock, 8% cumulative, $4.50 par value, 1,000,000 shares designated, 5,254 shares outstanding at December 31, 2020 and 2019, (aggregate liquidation preference of $60,528)	23,644	23,644
Common Stock, $0.001 par value: 100,000,000 shares authorized, 52,206,725 shares outstanding at December 31, 2020 and 2019	52,207	52,207
Additional Paid-In Capital	9,604,316	9,604,316
Stock Subscription Receivable
Accumulated Deficit	(10,141,008)	(10,118,931)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(460,841)	(438,764)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$200	$200

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
STATEMENT OF OPERATIONS

	For the years ended
	December 31, 2020	December 31, 2019
REVENUES	$-	$-

OPERATING EXPENSES	14,000	-

INCOME (LOSS) FROM OPERATIONS	(14,000)	-

OTHER INCOME (EXPENSE):
Interest expense	8,077	8,077

NET INCOME (LOSS)	$(22,077)	$(8,077)

NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED):	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	52,206,725	52,206,725
DILUTED	52,214,606	52,214,606

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	5,254	$23,644	52,206,725	$52,207	$9,604,316	$(10,109,435)	$(429,268)

Preferred stock dividends						(1,419)	(1,419)
Net loss						(8,077)	(8,077)

Balance, December 31, 2019	5,254	$23,644	52,206,725	$52,207	$9,604,316	$(10,118,931)	$(438,764)
Net loss						(22,077)	(22,077)

Balance, December 31, 2020	5,254	$23,644	52,206,725	$52,207	$9,604,316	$(10,141,008)	$(460,841)

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
STATEMENTS OF CASH FLOWS

	For the years ended
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,077)	$(8,077)

Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	14,000	-
Net cash used in Operating Activities	(8,077)	(8,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	8,077	8,077
Net cash provided by Financing Activities	8,077	8,077

NET INCREASE (DECREASE) IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDING DECEMBER 31, 2019 AND 2020

NOTE 1 - NATURE OF OPERATIONS

Nature of Operations

WindGen Energy Inc. (the “Company”) intends to acquire technology (the “Technology”) from DASH B.S.T. Ltd, an Israeli entity that has developed next-generation solar energy solutions to underrepresented and/or growing market segments. The Company is currently targeting high-growth agriculture solar market segments for its advanced solar power generation systems (“solar systems”). The Company is prepared for conducting business in multiple locations throughout the United States and possibly Israel. Our business office is located at 8432 East Shea Blvd, #101, Scottsdale, Arizona 85250. Our Technology development office is located at 33 Ozer Haim St, Petah Tiqwa, Israel 4936157

WindGen Energy, Inc. (“WindGen” or the “Company”) was incorporated as a Utah corporation on June 16, 1983 under the name of InMedica Development Corporation. On December 4, 2009, a majority of the Company’s shareholders executed a consent resolution to amend the Company’s Articles of Incorporation to change the Company’s name to WindGen Energy, Inc. (“WindGen” or the “Company”) and to increase the number of authorized common stock shares from 40,000,000 to 100,000,000. A Certificate of Amendment for such amendments was filed by the Company with the Secretary of State of Utah effective on December 16, 2009. The name changes and the new trading symbol, “WGEI,” was approved by FINRA on March 16, 2010.

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

On March 20, 2012, the Company entered into two new agreements with WSR. These two agreements replaced the exclusive sales and distribution License Agreement previously held by the Company. One agreement is a perpetual royalty agreement whereby WSR will pay to the Company a royalty on each Wind Sail Receptor Small Wind Turbine System sold in the United States and Canada. The royalty amounts payable are $250 for three-foot blade diameter units sold, $500 for six-foot blade diameter units sold and $1,500 for twelve-foot blade diameter units sold. A further provision of the new agreement with WSR returns the 1,900,000 restricted shares of the Company’s Common Stock. These shares were canceled on the books and records of the Company reducing the total issued and outstanding shares of the Company’s Common Stock. The second agreement awarded the Company a dealership for the exclusive sale and distribution of the Wind Sail Receptor Small Wind Turbines with a blade diameter not to exceed twelve feet for the United Kingdom and the Republic of Ireland.

To date WSR has not sold any of its small wind turbines and the Company has not received any royalties from sales. The two agreements remain in full force and effect.

WindGen Energy Inc is currently focused on providing access to solar energy for agriculture greenhouse energy consumers. The Company is prepared for conducting business in multiple locations throughout the United States and possibly Israel.

The Company has been involved primarily in organizational activities associated with finalizing the development of the Technology and creating a final marketing plan to sell its solar power systems. The Company intends to developed relationships with selective existing distributors of agriculture greenhouse solar solutions. The Company hopes to leverage these relationships to offer for sale and installation of its unique solar energy solutions.

The Company currently has no manufacturing or installation capabilities and will rely upon third-parties for manufacturing and installation of our solar systems. Each sale and installation affiliate will be paid on a project-by-project basis in installments as they complete various phases of the project and reach applicable milestones within each respective distribution agreement. However, we have not yet entered into any specific distribution agreements so therefore we cannot predict exactly what such terms will be or if any if these relationships will produce any revenue.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary difference between the financial statements and tax bases of assets and liability using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is unlikely that the deferred tax assets will be realized. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740 10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy is to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. The Company has determined that there are no material uncertain tax positions. The Company accounts for income taxes with the recognition of estimated income taxes payable or refundable on income tax returns for the current period and for the estimated future tax effect attributable to temporary differences and carryforwards. Measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized in the immediate future. The Company accounts for federal income taxes based on the provisions promulgated by the Internal Revenue Service, which has a statute of limitation of three years. It also accounts for state income taxes based on the provisions promulgated by the state of Wyoming. As of the Company's has not yet filed a tax return, the Company has no net operating loss (NOL) for which it may receive future tax income tax benefit.

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred, or services have been rendered; the fee for the arrangement is fixed or determinable; and collectability is reasonably assured. The Company recognizes license and service revenue pursuant to multiple short-term contracts for specific projects. These contracts include certain fixed and variable pricing components. Fixed price components are subject to certain milestones, as defined in the individual contracts, and revenue is recognized once the specific milestone is attained. Variable price components are recognized in the month the Company provides the defined services.

Allowance for Uncollectible Accounts

The Company recognizes an allowance on accounts receivable deemed to be uncollectible. The Company assesses its receivables based on historical loss patterns, aging of the receivables, and assessments of specific identifiable customer accounts considered at risk or uncollectible. The Company also considers any changes to the financial condition of its customers and any other external market factors that could impact the collectability of the receivables in the determination of the allowance for doubtful accounts. The Company has determined that an allowance against its accounts receivable balances was not necessary at December 31, 2020.

Equipment and Furniture

Equipment and furniture are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three years to five years. Depreciation expense for the years ended December 31, 2019 and 2020 was $0 and $0, respectively.

Research and Development

Research and development costs are expensed as incurred. Net Loss per Common Share

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. At December 31, 2019 and 2020, respectively, there were 52,214,606 potentially dilutive common stock equivalents. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including receivables, accounts payable, accrued liabilities, and notes payable at December 31, 2019 and 2020 approximates their fair values due to the short-term nature of these financial instruments.

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reported in the balance sheet for cash, accounts receivable, inventory, accounts payable and accrued expenses, and loans payable approximate their fair market value based on the short-term maturity of these instruments. Financial Accounting Standards Board ("FASB") guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows: Level 1 Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange traded instruments and listed equities. Level 2 Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 3 Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The carrying amounts reported in the balance sheets approximate their fair value.

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

An intangible asset (including goodwill) that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the intangible assets with their carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. In accordance with ASC 350, goodwill is not amortized.

It is the Company’s policy to test for impairment no less than annually, or when conditions occur that may indicate an impairment. The Company’s intangible assets, which consist of licensing rights valued at $190,000 recorded in connection with the acquisition of the license related to the agreement with Wind Sail Receptor, Inc., were acquired in 2009 and was tested for impairment in 2020. The licensing rights were determined to have an indefinite life as of December 31, 2020.

Recently Adopted Accounting Pronouncements

In October 2018, the Financial Accounting Standard Board (‘‘FASB’’) issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits the use of the Overnight Index Swap Rate based on the Secured Overnight Financing Rate as a fifth U.S. benchmark interest rate for purposes of hedge accounting. The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and should be applied prospectively for qualifying new or re-designated hedging relationships entered into after December 31, 2018. We adopted the new guidance on December 31, 2018. The adoption did not have an impact on our  financial statements. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which changes the fair value measurement disclosure requirements of ASC 820. The guidance adds and clarifies certain disclosure requirements for fair value measurements with the objective of improving the effectiveness of disclosures in the notes to financial statements. The adoption did not have an impact on our financial statements. In February 2016, the FASB issued ASC 842, which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASC 842 requires lessees to recognize a lease liability and a ROU asset for virtually all of their leases (other than leases that meet the definition of a short-term lease). ASC 842 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. In July 2018, the FASB issued several ASUs to clarify and improve certain aspects of the new lease standard including, among many other things, the rate implicit in the lease, lessee reassessment of lease classification, variable payments that depend on an index or rate, methods of transition including an optional transition method to continue recognizing and disclosing leases entered into prior to the adoption date under ASC 840. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors, related to sales taxes and other similar taxes collected from lessees, certain lessor costs paid by lessees to third parties, and related to recognition of variable payments for contracts. On December 31, 2018, we adopted ASC 842 using the optional transitional method for all leases that existed at or commenced before that date. We elected to apply the practical expedients in ASC 842-10-65-1 (f) and (g), and therefore: 1) did not reassess expired contracts for presence of lease components therein and if it was already concluded that such contracts had lease components, then the classification of the respective lease components therein have not been re-assessed; 2) did not re-assess initial direct costs for any existing leases; 3) used hindsight for determining the lease term for all leases whereon ASC 842 has been applied; 4) elected to not separate the lease and non-lease components; 5) elected to not apply the recognition and measurement requirements of the new guidance to short-term leases; 6) did not assess whether existing or expired land easements that were not previously assessed under legacy guidance on leases are or contain a lease under the new guidance; 108 The adoption of ASC 842 had a material impact on our balance sheet as the standard requires us to recognize an ROU asset and lease liability on our balance sheet as of December 31, 2018, for all existing leases other than those to which we have applied the short-term lease practical expedient.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and subsequent amendment to the initial guidance: ASU 2018-19 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The amendment applies to entities which hold financial assets and net investments in leases that are not accounted for at fair value through net income as well as loans, debt securities, accounts receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Topic 326 is effective for us no later than the first quarter of fiscal 2020 with early adoption permitted. Based on the current composition of our financial instruments, current market conditions, foreseeable and supportable forecasts, and historical credit loss experience, the impact on our financial statements and related disclosures is not expected to be material.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. This ASU is effective for us no later than the first quarter of fiscal 2020 with early adoption permitted. No material impact is expected on our financial statements and disclosures, upon adoption.

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) requiring a customer in a cloud computing arrangement that is a service contract to follow the 109 internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. This ASU is effective for us no later than the first quarter of fiscal 2020 with early adoption permitted. This ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. No material impact is expected on our financial statements and disclosures, upon adoption.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which broadens the scope of the private company alternative to include all common control arrangements that meet specific criteria (not just leasing arrangements) and also eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. This ASU is effective for us no later than the first quarter of fiscal 2020 on a retrospective basis with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. No material impact is expected on our financial statements and disclosures, upon adoption.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which 1) clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606; 2) adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606; and 3) requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. This ASU is effective for us no later than the first quarter of fiscal 2020 on a retrospective basis to the date of initial application of Topic 606 with early adoption permitted. Although we are evaluating the potential impact of this ASU on our financial statements and disclosures, we are not expecting material impacts.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for us no later than the first quarter of fiscal 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impacts of the provisions of ASU 2019-12 on our financial statements and disclosures.

NOTE 3 – LIQUIDITY AND GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated negative cash flows from operations of $8,077 and $8,077 in 2019 and 2020, respectively, and net losses from operations of $8,077 and $22,077 in 2019 and 2020, respectively. As of December 31, 2020, the Company had an accumulated deficit of $10,141,008       and a working capital deficit of $460,841. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management’s operating   plan includes pursuing additional fund raising as well as putting in place all the initial requirements in anticipation of the Company beginning operations and generating revenue in 2021.

NOTE 4 - NOTES PAYABLE

In June and September 2011, the Company borrowed $60,000 from a third party (the “10% Note Holder”). The note is past due and carries an interest rate of 10% per annum (the “10% Note”).  At December 31, 2020, $61,364 interest was due on the 10% Note.

NOTE 5 - INCOME TAXES

Deferred income tax assets consisted of the following:

	ber 31,
	2019	2020
Net operating loss carry forwards	$10,118,931	$10,141,008
Future deductions temporary differences related to compensations, reserves and accruals
Less Valuation allowance	(10,118,931)	(10,141,008)
Deferred income tax assets	$-	$-

At December 31, 2020, the Company had consolidated net operating loss carry- forwards for federal income tax purposes of approximately $10,141,008. These net operating loss carry-forwards expire at various dates beginning in 2021 through 2031. Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

NOTE 6 - COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value (the “Common Stock”), of which approximately 52,206,725 shares were issued and outstanding on December 31, 2020. All presently outstanding shares are duly authorized, fully-paid and non-assessable. Each share of the Common Stock is entitled to one vote on all matters to be voted on by the shareholders, such as the election of certain directors and other matters that directly impact the rights of the holders of such class. There is no cumulative voting in the election of directors. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore. In the event of any dissolution, winding up or liquidation of the Company, the shares of Common Stock will share ratably in all the funds available for distribution after payment of all debts and obligations. The holders of Common Stock are subject to any rights that may be fixed for holders of preferred stock as designated upon issuance.

On December 4, 2009, the Company changed its total authorized common shares from 40,000,000 to 100,000,000 shares.

During 2019 and 2020 there were no shares of the Company’s Common Stock were issued. The last time the Company issued shares of its Common Stock was on February 8, 2012, the Company issued 500,000 shares of restricted common stock to Wakabayashi Fund LLC of Tokyo, Japan

NOTE 7 - PREFERRED STOCK

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

During 2010, the Company completed the conversion of three of the four existing 8% Series A cumulative preferred shareholders by issuing 246,834 of the Company’s restricted common shares at a price of $0.50 per share plus a $5,000 cash payment to each preferred shareholder. The conversion of these preferred shares reduced the dividends payable from $64,309 at December 31, 2009 to $17,969 at December 31, 2010. As of December 31, 2020, the total dividends payable on the remaining shares of Series A cumulative preferred is $0.

On January 20, 2020 the Company amended its articles of incorporation in the State of Utah designation from its existing authorized shares of Preferred Stock One Million (1,000.000) shares of non-cumulative Series “B” Preferred Stock, $0.001 par value, issuable at $5.00 per share.  To date no shares of the Series “B” Preferred Stock has been issued.

NOTE 8 - STOCK OPTIONS

There are no outstanding stock options at December 31, 2020.

NOTE 9 – EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	December 31,
	2019	2020

Net Income (Loss)	$ (10,118,931)	$ (10,141,008)
Less: preferred dividends	(1,419)	-
Income (Loss) available to common stockholders used basic EPS	$ (8,077)	$ (22,077)

Weighted average number of common shares used in basic EPS	52,206,725	52,206,725
Effect of dilutive securities:
Convertible preferred stock	7,881	7,881
Convertible notes payable	--	--
Options	-	-
Weighted average number of common shares and dilutive	52,214,606	52,214,606

NOTE 10 – DISCONTINUED OPERATIONS

NONE

NOTE 11 - RELATED PARTY TRANSACTIONS

During 2019 and 2020 the Company did not accrue any consulting expenses from officers of the Company. There were no other related party transactions.

NOTE 12 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of ASC 740 did not have a material impact on the Company’s condensed financial position and results of operations. At December 31, 2020, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in Other long-term liabilities.

Interest costs related to unrecognized tax benefits are classified as “Interest Expense, Net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2020. In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2010.

NOTE 13 – PROPERTIES

The Company’s offices are located at 8432 Shea Blvd, Suite 101, Scottsdale, Arizona consists of a 100 square foot office space that is provided at no cost to the Company by an existing shareholder of the Company.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the SEC and has determined that there are no such events that warrant disclosure or recognition in the financial statements.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. The evaluation included certain control areas in which are material to Company and its size as an Exploration Stage Company.

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

A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, our disclosure controls and procedures were effective as of the Evaluation Date, and we have discovered no material weakness.

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

(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2020, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), that has been modified to more appropriately reflect the current limited operational scope of the Company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal controls. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls is not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness. Based on its assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2020, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS; KEY EMPLOYEES ITEM; CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our directors hold office until their successors are elected and qualified, or until their deaths, resignations or removals. Our officers hold office at the pleasure of our board of directors, or until their deaths, resignations or removals.

Our directors and executive officers, their ages, positions held, and durations of such are as follows:

Ronald Conquest, age 76. Since 2009, Mr. Conquest has served as Chairman and CEO of the Company. Mr. Conquest’s executive experience includes Chairman of the Board and CEO-level corporate management along with domestic and international corporate finance and responsibility for day-to-day operations. Mr. Conquest served as the Chief Operating Officer and then Executive VP of Corporate Finance, and a Director of Nexeon MedSystems Inc. from its inception on December 7, 2015 to December 2018. From January 1979 to December 1983 he served as Chairman/CEO for RH Energy, Inc., an Oklahoma-based oil & gas company with 200 employees; from January 1984 to December 1988 he served as Chairman/CEO at American Medical Support, Inc., an Oklahoma-based multi-state medical oxygen company with 50 employees; and from January 1989 to present Mr. Conquest has been the Managing Director of Warwick Clarendon Investors and the Conquest Group involved in Boutique Investment Banking and Acquisitions and Mergers on both a National and International basis. From March 1999 to October 2001, he was employed as CEO by FTM Media, Inc., a California-based website development company with 100 employees; and from 2005 to 2009 as President by GEM Distribution Systems, LLC, an Arizona-based candy and tobacco distribution company with 25 employees. Mr. Conquest is qualified to serve on our Board of Directors because, as a result of his past business endeavors over the last four decades, we believe Mr. Conquest has gained significant insight into the challenges that entrepreneurs face in today’s competitive business environment and could help the Company navigate many of the challenges facing an early-stage company. Mr. Conquest during the last five years, served as a member of the Board of Directors of Nexeon MedSystems Inc., a public company.

Shomron Dasht, age 61. Mr. Dasht brings over 30 years of Government and Industry experience in Israel where he has held numerous positions, as economist, finance manager, deputy general manager, marketing and strategic planning. Mr. Dasht also brings start-up companies expertise and was involved in several early-stage technology companies including MS Tech an entity that developed advanced sensor technologies. Mr. Dasht holds degrees as Master of Science in Finance (M.S.F) from the City University of New York and a BA in Economics & Business Management from the Bar-Ilana University. From 2018 to present he has acted as an independent financial consultant to a number of private and military clients.  From 2010-2018 he was involved in the development, production, and sales of fire extinguishing systems for GX Advanced Extinguish System Ltd. whose products were sold in Israel, India, and the United States. From 2008 to 2010 he was Vice President for finance for Hadas Ltd, a company in the field of sensors. From 2005 to 2008 Mr. Dasht served as Senior Vice President for Marketing & Strategic Planning as well as a member of the Board of Directors with Military Industries (MI). In addition, while at MI he also served as Vice President and Head of the Ammunition Division, managing 1,200 employees across 5 factories and leading sales of defense systems to the Israel Defense Forces (IDF), U.S. Department of Defense, U.S. Army and other government agencies across Latin America, Europe, India and Asia-Pacific.  From 2002 to 2005, Mr. Dasht served as Board Member at Ashot-Ashkelon Industries Ltd, a publicly traded MI subsidiary supplying advanced systems and components for aerospace, defense and automotive markets.  From 1990 to 2002 Mr. Dasht served in numerous positions at MI beginning as an economist.  Mr. Dasht is qualified to serve on our Board of Directors because, as a result of his past business endeavors over the last three decades, we believe Mr. Dasht has gained significant insight into the challenges that entrepreneurs face in today’s competitive business environment and could help the Company navigate many of the challenges facing an early-stage company.

Each Director serves until the next annual meeting of shareholders or until a successor is elected and qualified. Officers serve at the pleasure of the Board of Directors. No arrangement or understanding exists between any officer or Director and any other person pursuant to which he was nominated or elected as Director or selected as an officer.

Family Relationships

There are no familial relationships among any of our executive officers or directors. None of our directors or executive officers is a director in any other reporting companies except as disclosed. The Company is not aware of any proceedings to which any of the Company‚ its executive officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership (Form 3) and reports of changes in ownership (Forms 4 and 5) of equity securities of the Company. Officers, Directors and shareholders holding greater than 10% are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of any such reports furnished to the Company, during the fiscal year ended December 31, 2020, and thereafter, all Section 16(a) filing requirements applicable to officers, Directors and shareholders holding greater than 10% have been filed.

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

ITEM 11. EXECUTIVE COMPENSATION.

During the years ended December 31, 2019 and 2020 the Company’s sole executive officer was Mr. Conquest and no compensation was paid to him or any directors of the Company.  However, commencing July 1, 2009 until December 31, 2014 the Company has accrued, but not paid, a consulting fee of $5,000 per month for Mr. Conquest.

During 2019 and 2020, there have been no stock options or stock appreciation rights granted to or exercised by any executive officer or director. The Company presently has no plan for the payment of any annuity or pension retirement benefits to any of its officers or Directors, and no other remuneration payments, contingent or otherwise, are proposed to be paid in the future to any officer or Director, directly or indirectly.   Directors have not been compensated for services.

Compensation Committee, Interlocks and Insider Participation

The full Board of Directors of the Company functions as a compensation committee. The Board has not specifically designated a separate compensation committee due to the relatively small size of the Company.

Employment Agreements

The Company does not have any agreements with its officers or directors.

Compensation of Directors

Our board of directors has not received any compensation to date.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of September 15, 2021, with respect to the beneficial ownership of the Company’s common stock by each executive officer and Director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of common stock, based on 52,206,525 shares of common stock outstanding as of September 15, 2021.

Name, Address and Position of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Principal Stockholders:
Law Investments CR, S.A. 8432 E. Shea Blvd., Suite 101 Scottsdale, Arizona 85260	3,178,573 (2)	6.1%
Executive Officers and Directors: (2)
Ronald Conquest	-0-
Shomron Dasht	-0-
All Executive Officers and Directors as a group (2 persons)	-0-
_______________

(1)Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)The address of our officers and Directors is c/o WindGen Energy, Inc., 8432 E. Shea Blvd., Suite 101, Scottsdale, Arizona 85260.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Related Party Transactions

The Company does not have any related party transactions.

ITEM   14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by Weinstein International C.P.A. for professional services rendered for the years ended December 31, 2020 and to date in 2021:

Services	2020	2021
Audit Fees	$ --	$ 13,125
Audit-Related Fees	–	–
Tax Fees	--	--
All Other Fees	–	–
Total	$ --	$ 13,125

Audit Fees. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Weinstein International C.P.A. in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors. The Board is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is as to the particular service or category of services and is generally subject to a specific amount. The independent auditors and management are required to periodically report to the Board regarding the extent of services of the independent auditors in accordance with this pre-approval and the fees incurred to date. The Board may also pre-approve particular services on a case-by-case basis. The Board pre-approved 100% of the Company’s 2019 and 2020 audit fees, audit-related fees, tax fees, and all other fees.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The Consolidated Financial Statements of the Company are set forth in Item 8of this Report.

(a) (2) Financial Statement Schedules

All schedules are omitted because they are not applicable, or are not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

(a) (3) Exhibits

Exhibit No.	Description
3.1*	Certificate of Amendment filed with the Nevada Secretary of State on January 21, 2020 (1)
3.2	Letter of intent
31.1*	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 *	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
906 of the Sarbanes-Oxley Act
32.2 *	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS *	XBRL Instance Document **
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document **
101.SCH *	XBRL Taxonomy Extension Schema Document **
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document **
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document **

__________________

*Filed herewith.

**In accordance with Rule 406T of Regulation S-T, this XBRL-related information shall be deemed to be “furnished” and not “filed.”

(1)Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed by the Company on April 15, 2010.

(2)Incorporated by reference to Exhibit 10.1(e) & (f) of the Annual Report on Form 10-K filed by the Company on April 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDGEN ENERGY, INC.
Date: October 19, 2021	By: /s/ Ronald Conquest
Ronald Conquest, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Ronald Conquest Ronald Conquest	Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive and Financial Officer)	October 19, 2021
By: /s/ Shomron Dasht	Director	October 19, 2021
Shomron Dasht