Form 10-Q
period 2021-03-31
WINDGEN ENERGY, INC.
filed 2021-10-19
CIK 726037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-12968

WINDGEN ENERGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Utah		87-0397815
(State or other jurisdiction of incorporation or organization)	(Primary standard industrial classification code number)	(IRS employer identification number)

8432 E. Shea Blvd., Suite 101

Scottsdale, Arizona 85260

(Address of principal executive offices)

(480) 991-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Tile of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	☒
		Emerging Growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 28, 2021  is 52,206,725 shares.

WINDGEN ENERGY, INC.

WINDGEN ENERGY, INC.

PART I — FINANCIAL INFORMATION

WINDGEN ENERGY, INC.
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$-	$-

Other Assets:
Deposit	200	200

TOTAL ASSETS	$200	$200

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$27,462	$27,462
Consulting Payable	317,455	317,455
Note Payable	117,624	116,124
Total Current Liabilities	462,541	461,041

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, 10,000,000 shares authorized; Series A Cumulative convertible preferred stock, 8% cumulative, $4.50 par value, 1,000,000 shares designated, 5,254 shares outstanding at March 31, 2021 and December 31, 2020, (aggregate liquidation preference of $60,528)	23,644	23,644
Common Stock, $0.001 par value: 100,000,000 shares authorized, 52,206,725 shares outstanding at March 31, 2021 and December 31, 2020	52,207	52,207
Additional Paid-In Capital	9,604,316	9,604,316
Stock Subscription Receivable	-	-
Accumulated Deficit	(10,142,508)	(10,141,008)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(462,341)	(460,841)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$200	$200

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the Three Months Ended
	March 31, 2021	March 31, 2020
REVENUES	$-	$-

OPERATING EXPENSES	-	-

INCOME (LOSS) FROM OPERATIONS	-	-

OTHER EXPENSE:
Interest expense	1,500	2,019

NET INCOME (LOSS)	$(1,500)	$(2,019)

NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED):	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	52,206,725	52,206,725
DILUTED	52,214,606	52,214,606

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Three Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,500)	$(2,019)

Net cash used in Operating Activities	(1,500)	(2,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,500	2,019
Net cash provided by Financing Activities	1,500	2,019

NET INCREASE (DECREASE) IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2021

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed financial statements included herein have been prepared by Windgen Energy, Inc. in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the condensed financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 2020.

NOTE 2 - NATURE OF OPERATIONS

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 – LIQUIDITY AND GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. As of March 31, 2021, the Company generated negative cash flows from operations of $1,500 and net losses from operations of $1,500. As of March 31, 2021, the Company had an accumulated deficit of $10,142,508 and a working capital deficit of $462,341. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management’s operating  plan includes pursuing additional fund raising as well as putting in place all the initial requirements in anticipation of the Company beginning operations and generating revenue in 2021.

NOTE 5 - NOTES PAYABLE

In June and September 2011, the Company borrowed $60,000 from a third party (the “10% Note Holder”). The note is past due and carries an interest rate of 10% per annum (the “10% Note”).  At March 31, 2021, $62,864 interest was due on the 10% Note.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

During 2020 and 2019 the Company did not accrue any consulting expenses from officers of the Company. There were no other related party transactions.

NOTE 9 – UNCERTAIN TAX POSITIONS

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

NOTE 10 – SUBSEQUENT EVENTS

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

General

As of the date of this 10-Q we have been conducting primarily organizational activities and have identified a solar energy technology for the agriculture greenhouse market segment for potential acquisition. We have entered into a binding letter of intent with a DASH B.S.T. Ltd for the acquisition for its proprietary solar energy technology creating a reasonable probability that we will acquire a specific asset.

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

Results of Operations

Overview for the three months ended March 31, 2021 and 2020

Lack of Revenues

We have limited operational history. For the three months ended March 31, 2021 and 2020 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2021 and 2020 were $0 respectively.

Net Loss

During the three months ended March 31, 2021 and 2020 the Company incurred a net losses of $1,500 and $2,019 respectively.

As of March 31, 2021, the Company had an accumulated deficit of $10,142,508.

Liquidity and Capital Resources

As of March 31, 2021, the company has $200 in total assets. These assets are in the form of deposit $200. As of March 31, 2021 the company has $462,541 in liabilities and an accumulated deficit of $10,142,508. As of December 31, 2020, the company has $200 in total assets in the form of deposit $200. As of December 31, 2020, the company has $461,041 in liabilities and an accumulated deficit of $10,141,008.

Net cash used in operating activities for the three months period ended March 31, 2021 and 2020 was $1,500 and $2,019 respectively. Cash flows from financing activities for the three months period ended March 31, 2021 and 2020 was $1,500 and $2,019 respectively.

The Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s consolidated financial statements for the year ended December 31, 2020 and three months ended March 31, 2021. See Note 1 to the financial statements. The Company’s liquidity shortage will continue through at least 2021.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. The evaluation included certain control areas in which are material to Company and its size as an Exploration Stage Company.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2021, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), that has been modified to more appropriately reflect the current limited operational scope of the Company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal controls. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls is not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness. Based on its assessment, management concluded that its internal control over financial reporting was effective as of March 31, 2021.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal actions pending against us nor any legal actions contemplated by us at this time.

Item 1A. Risk Factors

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit 31.1	-

Certification of Chief Executive Officer of WINDGEN ENERGY, INC. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	-

Certification of Chief Financial Officer of WINDGEN ENERGY, INC. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	-	Certification of Chief Executive Officer of WINDGEN ENERGY, INC. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
Exhibit 32.2	-	Certification of Chief Financial Officer of WINDGEN ENERGY, INC. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WINDGEN ENERGY, INC.

By: /s/ Ronald Conquest

Ronald Conquest,

Chief Executive Officer

Dated:  October 19, 2021