Form 10-Q
period 2021-06-30
WINDGEN ENERGY, INC.
filed 2021-10-20
CIK 726037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

WINDGEN ENERGY, INC.

WINDGEN ENERGY, INC.

PART I — FINANCIAL INFORMATION

WINDGEN ENERGY, INC.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$-	$-

Other Assets:
Deposit	200	200

TOTAL ASSETS	$200	$200

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$27,462	$27,462
Consulting Payable	317,455	317,455
Note Payable	119,124	116,124
Total Current Liabilities	464,041	461,041

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, 10,000,000 shares authorized; Series A Cumulative convertible preferred stock, 8% cumulative, $4.50 par value, 1,000,000 shares designated, 5,254 shares outstanding at June 30, 2021 and December 31, 2020, (aggregate liquidation preference of $43,504)	23,644	23,644
Common Stock, $0.001 par value: 100,000,000 shares authorized, 52,206,725 shares outstanding at June 30, 2021 and December 31, 2020	52,207	52,207
Additional Paid-In Capital	9,604,316	9,604,316
Stock Subscription Receivable
Accumulated Deficit	(10,144,008)	(10,141,008)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(463,841)	(460,841)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$200	$200

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES	-	-	-	-

INCOME (LOSS) FROM OPERATIONS	-	-	-	-

OTHER EXPENSE:
Interest expense	1,500	2,019	3,000	4,038

NET INCOME (LOSS)	$(1,500)	$(2,019)	$(3,000)	$(4,038)

NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED):	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	52,206,725	52,206,725	52,206,725	52,206,725
DILUTED	53,350,770	53,350,770	53,350,770	53,350,770

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,000)	$(4,038)

Net cash used in Operating Activities	(3,000)	(4,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	3,000	4,038
Net cash provided by Financing Activities	3,000	4,038

NET INCREASE (DECREASE) IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

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

Income TaxesThe Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary difference between the financial statements and tax bases of assets and liability using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is unlikely that the deferred tax assets will be realized. The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740 10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy is to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. The Company has determined that there are no material uncertain tax positions. The Company accounts for income taxes with the recognition of estimated income taxes payable or refundable on income tax returns for the current period and for the estimated future tax effect attributable to temporary differences and carryforwards. Measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized in the immediate future. The Company accounts for federal income taxes based on the provisions promulgated by the Internal Revenue Service, which has a statute of limitation of three years. It also accounts for state income taxes based on the provisions promulgated by the state of Wyoming. As of the Company's has not yet filed a tax return, the Company has no net operating loss (NOL) for which it may receive future tax income tax benefit.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. At December 31, 2020 and 2019, respectively, there were 52,214,606 potentially dilutive common stock equivalents. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

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

NOTE 4 – LIQUIDITY AND GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2021, the Company generated negative cash flows from operations of $3,000 and net losses from operations of $3,000. As of June 30, 2021, the Company had an accumulated deficit of $10,144,008 and a working capital deficit of $463,841. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management’s operating  plan includes pursuing additional fund raising as well as putting in place all the initial requirements in anticipation of the Company beginning operations and generating revenue in 2021.

NOTE 5 - NOTES PAYABLE

In June and September 2011, the Company borrowed $60,000 from a third party (the “10% Note Holder”). The note is past due and carries an interest rate of 10% per annum (the “10% Note”).  At June 30, 2021, $64,364 interest was due on the 10% Note.

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

Results of Operations

Overview for the three months ended June 30, 2021 and 2020

Lack of Revenues

We have limited operational history. For the three months ended June 30, 2021 and 2020 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended June 30, 2021 and 2020 were $0 respectively.

Net Loss

During the three months ended June 30, 2021 and 2020 the Company incurred a net losses of $1,500 and $2,019 respectively.

Overview for the six months ended June 30, 2021 and 2020

Lack of Revenues

We have limited operational history. For the six months ended June 30, 2021 and 2020 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the six months ended June 30, 2021 and 2020 were $0 respectively.

Net Loss

During the six months ended June 30, 2021 and 2020 the Company incurred a net losses of $3,000 and $4,038 respectively.

As of June 30, 2021, the Company had an accumulated deficit of $10,144,008.

Liquidity and Capital Resources

As of June 30, 2021, the company has $200 in total assets. These assets are in the form of deposit $200. As of June 30, 2021 the company has $464,041 in liabilities and an accumulated deficit of $10,144,008. As of December 31, 2020, the company has $200 in total assets in the form of deposit $200. As of December 31, 2020, the company has $461,041 in liabilities and an accumulated deficit of $10,141,008.

Net cash used in operating activities for the six months period ended June 30, 2021 and 2020 was $3,000 and $4,038 respectively. Cash flows from financing activities for the six months period ended June 30, 2021 and 2020 was $3,000 and $4,038 respectively.

The Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s consolidated financial statements for the year ended December 31, 2020 and six months ended June 30, 2021. See Note 1 to the financial statements. The Company’s liquidity shortage will continue through at least 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. The evaluation included certain control areas in which are material to Company and its size as an Exploration Stage Company.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2021, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), that has been modified to more appropriately reflect the current limited operational scope of the Company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal controls. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls is not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness. Based on its assessment, management concluded that its internal control over financial reporting was effective as of June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2021, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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