Form 10-Q
period 2021-09-30
WINDGEN ENERGY, INC.
filed 2021-12-07
CIK 726037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 7, 2021  is 52,206,725 shares.

WINDGEN ENERGY, INC.

WINDGEN ENERGY, INC.

PART I — FINANCIAL INFORMATION

WINDGEN ENERGY, INC.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$-	$-
Prepayment	5,000	-

Other Assets:
Deposit	-	200

TOTAL ASSETS	$5,000	$200

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$15,000	$27,462
Consulting payable to related party	317,455	317,455
Notes payable	144,203	116,124
Total Current Liabilities	476,658	461,041

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, 10,000,000 shares authorized; Series A Cumulative convertible preferred stock, 8% cumulative, $4.50 par value, 1,000,000 shares designated, 5,254 shares outstanding at September 30, 2021 and December 31, 2020, (aggregate liquidation preference of $43,504)	23,644	23,644
Common Stock, $0.001 par value: 100,000,000 shares authorized, 52,206,725 shares outstanding at September 30, 2021 and December 31, 2020	52,207	52,207
Additional Paid-In Capital	9,604,316	9,604,316
Stock Subscription Receivable
Accumulated Deficit	(10,151,825)	(10,141,008)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(471,658)	(460,841)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,000	$200

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES	6,200	-	6,200	-

INCOME (LOSS) FROM OPERATIONS	(6,200)	-	(6,200)	-

OTHER EXPENSE:
Interest expense	1,617	2,019	4,617	6,057

NET INCOME (LOSS)	$(7,817)	$(2,019)	$(10,817)	$(6,057)

NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED):	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	52,206,725	52,206,725	52,206,725	52,206,725
DILUTED	52,214,606	52,214,606	52,214,606	52,214,606

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,817)	$(6,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepayments	(5,000)	-
Accounts payable	1,200	-
Net cash used in Operating Activities	(14,617)	(6,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	14,617	6,057
Net cash provided by Financing Activities	14,617	6,057

NET INCREASE (DECREASE) IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

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

NOTE 4 – LIQUIDITY AND GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. As of September 30, 2021, the Company generated negative cash flows from operations of $14,617 and net losses from operations of $10,817. As of September 30, 2021, the Company had an accumulated deficit of $10,151,825 and a working capital deficit of $471,658. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management’s operating  plan includes pursuing additional fund raising as well as putting in place all the initial requirements in anticipation of the Company beginning operations and generating revenue in 2021.

NOTE 5 - NOTES PAYABLE

In June and September 2011, the Company borrowed $60,000 from a third party (the “10% Note Holder”). The note is past due and carries an interest rate of 10% per annum (the “10% Note”).  At September 30, 2021, $60,624 interest was due on the 10% Note.

During the quarter ended September 30, 2021, the Company issued notes payable in the amount of $23,462 to third parties (the “6% Note Holders). The note carries an interest rate of 6% per annum. At September 30, 2021, $117 interest was due on these notes.

NOTE 6 - COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value (the “Common Stock”), of which approximately 52,206,725 shares were issued and outstanding on September 30, 2021. All presently outstanding shares are duly authorized, fully-paid and non-assessable. Each share of the Common Stock is entitled to one vote on all matters to be voted on by the shareholders, such as the election of certain directors and other matters that directly impact the rights of the holders of such class. There is no cumulative voting in the election of directors. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore. In the event of any dissolution, winding up or liquidation of the Company, the shares of Common Stock will share ratably in all the funds available for distribution after payment of all debts and obligations. The holders of Common Stock are subject to any rights that may be fixed for holders of preferred stock as designated upon issuance.

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

Results of Operations

Overview for the three months ended September 30, 2021 and 2020

Lack of Revenues

We have limited operational history. For the three months ended September 30, 2021 and 2020 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2021 and 2020 were $6,200 and $0 respectively.

Net Loss

During the three months ended September 30, 2021 and 2020 the Company incurred a net losses of $7,817 and $2,019 respectively.

Overview for the nine months ended September 30, 2021 and 2020

Lack of Revenues

We have limited operational history. For the nine months ended September 30, 2021 and 2020 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the nine months ended September 30, 2021 and 2020 were $6,200 and $0 respectively.

Net Loss

During the nine months ended September 30, 2021 and 2020 the Company incurred a net losses of $10,817 and $6,057 respectively.

As of September 30, 2021, the Company had an accumulated deficit of $10,151,825.

Liquidity and Capital Resources

As of September 30, 2021, the company has $5,000 in total assets. These assets are in the form of prepayment $5,000. As of September 30, 2021 the company has $476,658 in liabilities and an accumulated deficit of $10,151,825. As of December 31, 2020, the company has $200 in total assets in the form of deposit $200. As of December 31, 2020, the company has $461,041 in liabilities and an accumulated deficit of $10,141,008.

Net cash used in operating activities for the nine months period ended September 30, 2021 and 2020 was $14,617 and $6,057 respectively. Cash flows from financing activities for the nine months period ended September 30, 2021 and 2020 was $14,617 and $6,057 respectively.

The Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s consolidated financial statements for the year ended December 31, 2020 and nine months ended September 30, 2021. See Note 1 to the financial statements. The Company’s liquidity shortage will continue through at least 2021.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2021, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), that has been modified to more appropriately reflect the current limited operational scope of the Company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal controls. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls is not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness. Based on its assessment, management concluded that its internal control over financial reporting was effective as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2021, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  December 7, 2021