Form 10-K
period 2021-12-31
WINDGEN ENERGY, INC.
filed 2022-03-18
CIK 726037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

Commission file number 0-12968

WINDGEN ENERGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Utah 87-0397815

(State or Other Jurisdiction of Incorporation or Organization)(I.R.S. Employer Identification No.)

8432 E. Shea Blvd., Suite 101

Scottsdale,Arizona 85260

(Address of principal executive offices)

(480) 991-9500

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Title of Each ClassName of Each Exchange on which Registered Common Stock, $0.001 par valueNone

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes []     No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes []No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [x]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Smaller reporting company	☒
Accelerated filer	[ ]	Emerging growth company	☐
Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒ No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates is $732,596 based on 48,516,285 non-affiliate shares outstanding at $0.0151 per share, which was the closing bid price of the common shares as of February 28, 2022

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,206,725 shares of common stock, $0.001 par value, as of February 22, 2022.

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

Beginning in January 2009 through 2019, management refocused the Company on small turbine wind energy devices. On April 17, 2009, we entered into a license agreement (the “License Agreement”) with Wind Sail Receptor, Inc. of Boulder City, Nevada (“WSR”), pursuant to which we were granted the exclusive license to assemble and market WSR’s wind sail receptor energy generation devices using blades of 15 feet or less in length in the United States, Canada, the United Kingdom and Ireland, with nonexclusive rights in the rest of the world except Latin America. Under the License Agreement, we were to acquire 100 blades from WSR during the first year after WSR is able to manufacture the blades.

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

Recent Developments

On August 11, 2021, the Company entered into a binding letter of intent with DASH B.S.T. Ltd to acquire its proprietary solar energy technology focused on the agriculture greenhouse market segment. The Company intends to enter into a definitive Purchase Agreement not later than October 1, 2021. As of December 31, 2021 the Company has not yet entered into a definitive Purchase Agreement with DASH B.S.T. Ltd while on final approval of the DASH B.S.T. Ltd Israel Patent.

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

U.S. hybrid solar wind market size was valued at USD195 million in 2015 and is estimated to reach over USD 300 million by 2024.Government incentives such as tax rebate and increasing emphasis on renewable energy have encouraged regional industry growth.

India is set to exceed 30MW in installation by 2024 and is estimated to grow at over 20% CAGR during forecast period. Government initiatives toward rural electrification and initiatives to promote sustainable energy will drive the hybrid solar wind market size.

South Africa hybrid solar wind market share was valued at 6MW, which will translate to over USD 12 million revenue through to the forecast timeline. Nigeria hybrid solar wind market size was 0.17 MW in 2015 and in terms of revenue, is estimated to witness gain over 16% from 2016 to 2024. Increasing off grid electricity demand will stimulate industry growth in future.

Australia hybrid solar wind market size was over 1 MW in 2015 and is expected to reach over 40 MW by 2024.Increasing investment trend in renewable energy may favor the industry growth. In march 2016, Australian government funded USD 1 billion which will provide equity and debt for clean energy technology.

Chile was valued at over 13 MW and is estimated to grow over 11% through, in revenue terms by 2024.

Major participants in the industry are Grupo Dragon, ReGen Powertech, Polar Power, Inc, Supernova Technologies Private Limited, Blue Pacific Solar Product, Gamesa, UNITRON, Zenith System, Alternate Energy Company, Alpha Windmills.

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

Saving costs in materials and labor

Offers Dynamic adaption to the operator.

Will allow remote sites away from a Grid to be “Highly Robotized”

Our materials are more resistant to degradation when compared with others.

The solar energy products are very competitive by using off the shelf components that represent very matured and reliable technologies.

The agriculture greenhouse operators will achieve multiple economic benefits.

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

During the 2nd quarter of 2022, we will require approximately $750,000 to complete the development of the solar energy technology, develop its marketing plan, and the general operating overhead of the Company. However, there can be no assurance that the Company will be able to raise these funds or that it will be able to do so on terms that are favorable to the Company.

During the fourth quarter of 2022, providing the Company has completed the development of the solar energy technology, the Company expects to commence the implementation of its marketing plan in order to achieve revenue generating operations. The Company anticipates it will be required to raise additional capital through the sale of its securities or debt in order to expand the sales, distribution and installation of its solar energy products for the agriculture greenhouse market. However, there can be no assurance that the Company will be able to raise these funds or that it will be able to do so on terms that are favorable to the Company.

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

Liquidity and Capital Resources

At December 31, 2021, the Company had $0 of cash and negative working capital was ($359,698) as compared with $0 in cash and negative working capital of (460,841) at December 31, 2020 a decrease of ($101,143).

In 2021, funds used in operating activities included: expenditures for legal and professional fees. The Company needs to obtain capital; however, no assurance can be given that it will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on the Company’s business, operating results and financial condition. If the need arises, the Company may attempt to obtain funding or pay expenses through the continued sale or issuance of restricted common or preferred stock. The Company may also use various types of short-term funding, related party advances and expenses payment deferrals and external loans. The Company’s auditors have issued a going concern opinion.

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

ULMA Agricola in Spain has developed greenhouse-mounted, optical lens-based PV modules that allow light through during cloudy weather and divert it to solar cells when it is sunny.

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

Electronic/Electric Engineer

Agriculture Specialist.

Energy Specialist

Mechanical Engineer

Logistic Manager

Purchasing Agent

3 General Skilled Workers

General Manager

Bookkeeper

Patents and Trademarks

The Company holds no patents, nor at this time, has any patent pending. DASH B.S.T. Ltd, the entity that the Company is currently seeking to acquire its proprietary solar energy technology, is currently undergoing final review for the filing of a Patent in Israel. Once approved the company will seek the registration of the Israeli Patent in other domiciles, particularly the United States.

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

●	We can successfully manage our third-party relationships located outside and/or inside the U.S. on whom we are heavily dependent for the production of our solar energy systems; and,

●	We can successfully develop, sell, and install our solar energy products.

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

Stockholders

On December 31, 2021, there were approximately 574 record holders of the Company’s common stock. Such record holders do not include individual participants in nominee name listings.

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

Subsequent Events NONE

ITEM 6.SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Plan of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our financial statements and the accompanying notes to financial statements and contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

During the 3nd quarter of 2022, we will require approximately $750,000 to complete the development of the solar energy technology, develop its marketing plan, and the general operating overhead of the Company. However, there can be no assurance that the Company will be able to raise these funds or that it will be able to do so on terms that are favorable to the Company.

During the third quarter of 2022, providing the Company has completed the development of the solar energy technology, the Company expects to commence the implementation of its marketing plan in order to achieve revenue generating operations. The Company anticipates it will be required to raise additional capital through the sale of its securities or debt in order to expand the sales, distribution and installation of its solar energy products for the agriculture greenhouse market. However, there can be no assurance that the Company will be able to raise these funds or that it will be able to do so on terms that are favorable to the Company.

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

A summary of significant accounting policies is included in Note 2 to the financial statements included in this Registration Statement. Of these policies, we believe that the following items are the most critical in preparing our financial statements.

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

Most Recent accounting pronouncements

Refer to Note 2 in the accompanying financial statements.

Impact of Most Recent Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

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

No revenues from operations were received in 2020 and 2021. The Company generated negative cash flows from operations of $8,077 and $1,547 in 2019 and 2020, respectively, and net losses from operations of $8,077 and $1,547 in 2020 and 2021, respectively. As of December 31, 2020, the Company had an accumulated deficit of $10,120,478 and a working capital deficit of $440,311.

Liquidity and Capital Resources

The Company currently has no cash on hand inasmuch as during the fiscal years ended 2020 and 2021, no liquidity was generated by revenues or from the sale of securities.

During the year ended December 31, 2021, we reduced our total liabilities by $96,343 through the elimination of certain liabilities that had expired based on various states statutes of limitation. None of these liabilities were the subject of any legal proceedings or collections activity. We will continue to attempt to reduce our liabilities in the future.

The Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s financial statements for the years ended December 31, 2020 and 2021. See Note 1 to the financial statements. The Company’s liquidity shortage will continue through at least 2022.

The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management’s operating plan includes pursuing additional fund raising as well as putting in place all the initial requirements in anticipation of the Company beginning its solar energy operations and generating revenue in 2022.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of WindGen Energy Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WindGen Energy Inc.  (“the Company”) as of December 31, 2021and 2020 and the consolidated statements of operations, changes in consolidated statements of stockholders’ equity deficit and cash flows, for each of the years ended December 31, 2021 and 2020, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of  December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the periods ended December 31, 2021 and 2020, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going concern- refer to note 2 of the financial statements

Critical audit matter description

The Company raised a substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time. The financial statements for the years under audit have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. See the explanatory paragraph of the opinion paragraph.

How the Critical Audit Matter was addressed in the Audit

-We evaluated whether there is substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.

-We obtained information about management's plans that are intended to mitigate the effect of such conditions or events, and assess the likelihood that such plans can be effectively implemented.

-We added an explanatory paragraph to the audit report.

/s/ Weinstein International. C.P.A.

WEINSTEIN INTERNATIONAL CPA (6629)

Engagement Partner: Idan Weinstein | ID 0662900001

Ha-Rekhev St 8, Tel Aviv-Yafo IL | US Number: 1-661-466-2466 | Local: +972-58–6886666 | E: i@dwacc.c

March 8, 2022

WINDGEN ENERGY, INC.
BALANCE SHEETS
	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$ -	$ -
Prepayment	5,000	-

Other Assets:
Deposit	-	200

TOTAL ASSETS	$ 5,000	$ 200

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$ 750	$ 27,462
Related Party Consulting Payable	317,455	317,455
Notes Payable	46,493	116,124
Total Current Liabilities	364,698	461,041

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, 10,000,000 shares authorized; Series A Cumulative convertible preferred stock, 8% cumulative, $4.50 par value, 1,000,000 shares designated, 5,254 shares outstanding at December 31, 2021 and 2020, (aggregate liquidation preference of $43,504)	23,644	23,644
Preferred Stock, 1,000,000 shares authorized; Series B non-cumulative preferred stock, $0.001 par value, issuable at $5.00 per share, no shares outstanding at December 31, 2021 and 2020	-	-
Common Stock, $0.001 par value: 100,000,000 shares authorized, 52,206,725 shares outstanding at December 31, 2021 and 2020	52,207	52,207
Additional Paid-In Capital	9,604,316	9,604,316
Stock Subscription Receivable
Accumulated Deficit	(10,039,865)	(10,141,008)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(359,698)	(460,841)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 5,000	$ 200
The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
STATEMENTS OF OPERATIONS

	For Years Ended December 31,
	2021	2020
REVENUES	$ -	$ -

OPERATING EXPENSES	14,400	14,000

INCOME (LOSS) FROM OPERATIONS	(14,400)	(14,000)

OTHER INCOME / (EXPENSE):
Extinguishment of debt	120,624	-
Interest expense	(5,081)	(8,077)
Total Other Income / (Expenses)	115,543	(8,077)

Net Income (Loss)	$ 101,143	$ (22,077)

NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED):	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	52,206,725	52,206,725
DILUTED	52,214,606	52,214,606

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2019	5,254	$ 23,644	52,206,725	$ 52,207	$ 9,604,316	$ (10,118,931)	$ (438,764)

Net Income (Loss)						(22,077)	(22,077)

Balance, December 31, 2020	5,254	$23,644	52,206,725	$52,207	$9,604,316	$ (10,141,008)	$ (460,841)

Net Income (Loss)						101,143	101,143

Balance, December 31, 2021	5,254	$23,644	52,206,725	$52,207	$9,604,316	$ (10,039,865)	$ (359,698)

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
STATEMENTS OF CASH FLOWS

	For Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ 101,143	$ (22,077)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(120,624)	-
Changes in operating assets and liabilities:
Prepayments	(5,000)	-
Deposit	200	-
Accounts payable	(26,712)	14,000
Net cash used in Operating Activities	(50,993)	(8,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	50,993	8,077
Net cash provided by Financing Activities	50,993	8,077

NET INCREASE (DECREASE) IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid during the year for interest	$ -	$ -
Cash paid during the year for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDING DECEMBER 31, 2021 and 2020

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

Beginning in January 2009 through 2019 management refocused the Company on small turbine wind energy devices. On April 17, 2009, we entered into a license agreement (the “License Agreement”) with Wind Sail Receptor, Inc. of Boulder City, Nevada (“WSR”), pursuant to which we were granted the exclusive license to assemble and market WSR’s wind sail receptor energy generation devices using blades of 15 feet or less in length in the United States, Canada, the United Kingdom and Ireland, with nonexclusive rights in the rest of the world except Latin America. Under the License Agreement, we were to acquire 100 blades from WSR during the first year after WSR is able to manufacture the blades.

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

On March 20, 2012, the Company entered into two new agreements with WSR. These two agreements replaced the exclusive sales an d distribution License Agreement previously held by the Company. One agreement is a perpetual royalty agreement whereby WSR will pay to the Company a royalty on each Wind Sail Receptor Small Wind Turbine System sold in the United States and Canada. The royalty amounts payable are $250 for three-foot blade diameter units sold, $500 for six-foot blade diameter units sold and $1,500 for twelve-foot blade diameter units sold. A further provision of the new agreement with WSR returns the 1,900,000 restricted shares of the Company’s Common Stock. These shares were canceled on the books and records of the Company reducing the total issued and outstanding shares of the Company’s Common Stock. The second agreement awarded the Company a dealership for the exclusive sale and distribution of the Wind Sail Receptor Small Wind Turbines with a blade diameter not to exceed twelve feet for the United Kingdom and the Republic of Ireland. To date WSR has not sold any of its small wind turbines and the Company has not received any royalties from sales. The two agreements remain in full force and effect.

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

The Company currently has no manufacturing or installation capabilities and will rely upon third-parties for manufacturing and installation of our solar systems. Each sale and installation affiliate will be paid on a project-by-project basis in installments as they complete various phases of the project and reach applicable milestones within each respective distribution agreement. However, we have not yet entered into any specific distribution agreements so therefore we cannot predict exactly what such terms will be or if any if these relationships will produce any revenue. The Company did not generate any revenue from the sale and installation of solar systems during 2021.

Basis of Presentation

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial  statements  do  not  include  any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company generated negative cash flows from operations of $50,993 and $8,077 in 2021 and 2020, respectively, and net losses from operations of $(14,400) and $(14,000) in 2021 and 2020, respectively. As of December 31, 2021, the Company had an accumulated deficit of $(10,039,865) and a working capital deficit of $359,698. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to execute  its operating  plan  and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management’s operating plan includes pursuing additional fund raising as well as putting in place all the initial requirements in anticipation of the Company beginning operations and generating revenue during 2022.

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

Allowance for Uncollectible Accounts

The Company recognizes an allowance on accounts receivable deemed to be uncollectible. The Company assesses its receivables based on historical loss patterns, aging of the receivables, and assessments of specific identifiable customer accounts considered at risk or uncollectible. The Company also considers any changes to the financial condition of its customers and any other external market factors that could impact the collectability of the receivables in the determination of the allowance for doubtful accounts. The Company has determined that an allowance against its accounts receivable balances was not necessary at December 31, 2021.

Equipment and Furniture

Equipment and furniture are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from three years to five years. Depreciation expense for the years ended December 31, 2021 and 2020 was $0 and $0, respectively.

Research and Development

Research and development costs are expensed as incurred.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. At December 31, 2021 and 2020, respectively, there were 53,350,770 potentially dilutive common stock equivalents. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

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

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. During 2022 the Company will maintain any available cash balances with one financial institution, in the form of demand deposits.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including receivables, accounts payable, accrued liabilities, and notes payable at December 31, 2021 and 2020 approximates their fair values due to the short-term nature of these financial instruments.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting/or Income Taxes {44ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of the new standard on its statements of financial condition and results of operations.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services, and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 was effective on January 1, 2019. There was no material impact on the Company’s financial statements since adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of more than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and was effective from the fiscal year beginning after December 15, 2018. Adoption of this ASU does not have material impact on the Company’s financial statements.

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), Codification Improvements – Share-Based Consideration Payable to a Customer. The amendments in this Update require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. For entities that have not yet adopted the amendments in Update 2018-07, the amendments in this Update are effective for (1) public business entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and (2) other than public business entities in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is evaluating the impact of this on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of this on its consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and subsequent amendment to the initial guidance: ASU 2018-19 (collectively, Topic 326). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The amendment applies to entities which hold financial assets and net investments in leases that are not accounted for at fair value through net income as well as loans, debt securities, accounts receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Topic 326 is effective for us no later than the first quarter of fiscal 2020 with early adoption permitted. Based on the current composition of our financial instruments, current market conditions, foreseeable and supportable forecasts, and historical credit loss experience, the impact on our consolidated financial statements and related disclosures is not expected to be material.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. This ASU is effective for us no later than the first quarter of fiscal 2020 with early adoption permitted. No material impact is expected on our consolidated financial statements and disclosures, upon adoption.

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) requiring a customer in a cloud computing arrangement that is a service contract to follow the 109 internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. This ASU is effective for us no later than the first quarter of fiscal 2020 with early adoption permitted. This ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. No material impact is expected on our consolidated financial statements and disclosures, upon adoption.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which broadens the scope of the private company alternative to include all common control arrangements that meet specific criteria (not just leasing arrangements) and also eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. This ASU is effective for us no later than the first quarter of fiscal 2020 on a retrospective basis with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. No material impact is expected on our consolidated financial statements and disclosures, upon adoption.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which 1) clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606; 2) adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606; and 3) requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. This ASU is effective for us no later than the first quarter of fiscal 2020 on a retrospective basis to the date of initial application of Topic 606 with early adoption permitted. Although we are evaluating the potential impact of this ASU on our consolidated financial statements and disclosures, we are not expecting material impacts.

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

NOTE 3 - NOTES PAYABLE

In June and September 2011, the Company borrowed $60,000 from a third party (the “10% Note Holder”). The note is past due and carries an interest rate of 10% per annum (the “10% Note”). At December 31, 2020, $61,364 interest was due on the 10% Note. The note was written off in 2021 pursuant to statute of limitations.

During the year ended December 31, 2021, the Company issued notes payable in the aggregate amount of $45,902 to third parties. The notes carry interest at the rate of 6% per annum and the accrued interest at 12/31/2021 totaled $591.00.

NOTE 4 - INCOME TAXES

Deferred income tax assets consisted of the following:

	December 31,
	2021	2020

Net operating loss carry forwards	$ 10,039,865	$ 10,141,008
Future deductions temporary differences related to compensation, reserves, and accruals	-	-
Less valuation allowance	(10,039,865)	(10,141,008)
Deferred income tax assets	$ -	$ -

At December 31, 2021, the Company had consolidated net operating loss carry- forwards for federal income tax purposes of approximately $10,000,000. These net operating loss carry-forwards expire at various dates beginning in 2021 through 2031. Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

NOTE 5 - COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value (the “Common Stock”), of which approximately 52,206,725 shares were issued and outstanding on December 31, 2021. All presently outstanding shares are duly authorized, fully-paid and non-assessable. Each share of the Common Stock is entitled to one vote on all matters to be voted on by the shareholders, such as the election of certain directors and other matters that directly impact the rights of the holders of such class.There is no cumulative voting in the election of directors. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore. In the event of any dissolution, winding up or liquidation of the Company, the shares of Common Stock will share ratably in all the funds available for distribution after payment ofall debts and obligations. The holders of Common Stock are subject to any rights that may be fixed for holders of preferred stock as designated upon issuance.

On December 4, 2009, the Company changed its total authorized common shares from 40,000,000 to 100,000,000 shares.

During 2021 and 2020 there were no shares of the Company’s Common Stock were issued. The last time the Company issued shares of its Common Stock was on February 8, 2012, the Company issued 500,000 shares of restricted common stock to Wakabayashi Fund LLC of Tokyo, Japan.

NOTE 6 - PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock. The Company’s board of directors designated 1,000,000 shares of this preferred stock as Series A Cumulative Convertible Preferred Stock (“Series A Preferred”) with a par value of $4.50 per share. Holders of the Series A Preferred receive annual cumulative dividends of 8%, payable quarterly, which dividends are required tobe fully paid or set aside before any other dividend on any class or series of stock of the Company is paid. Holders of the Series A Preferred receive no voting rights but do receive a liquidation preference of $4.50 per share, plus accrued and unpaid dividends. Series A Preferred stockholders have the right to convert each share of Series A Preferred to the Company’s common stock at a rate of 1.5 common shares to 1 preferred share.

During 2010, the Company completed the conversion of three of the four existing 8% Series A cumulative preferred shareholders by issuing 246,834 of the Company’s restricted common shares at a price of $0.50 per share plus a $5,000 cash payment to each preferred shareholder. The conversion of these preferred shares reduced the dividends payable from $64,309 at December 31, 2009 to $17,969 at December 31, 2010. As of December 31, 2021, the total dividends payable on the remaining shares of Series A cumulative preferred is $43,504.

On January 20, 2020 the Company amended its articles of incorporation in the State of Utah designation from its existing authorized shares of Preferred Stock One Million (1,000.000) shares of non-cumulative Series “B” Preferred Stock, $0.001 par value, issuable at $5.00 pe share. To date no shares of the Series “B” Preferred Stock has been issued.

NOTE 7 - STOCK OPTIONS

There are no outstanding stock options at December 31, 2021.

NOTE 8 – EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	December 31,
	2021	2020
Net Income (Loss)	$ 101,143	$ (22,077)
Less: preferred dividends	(-)	(-)

Income (Loss) available to common stockholders used basic EPS	$ 101,143	$ (22,077)
Weighted average number of common shares used in basic EPS	52,206,725	52,206,725
Effect of dilutive securities:
Convertible preferred stock	7,881	7,881
Options	-	-

Weighted average number of common shares and dilutive	53,350,770	53,350,770

NOTE 9 – DISCONTINUED OPERATIONS

NONE

NOTE 10 - RELATED PARTY TRANSACTIONS

During 2021 and 2020 the Company did not accrue any consulting expenses from officers of the Company. There were no other related party transactions. Consulting payable is due to an officer of the Company. As of December 31, 2021 and 2020 the consulting payable balance was $317,455.

NOTE 11 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of ASC 740 did not have a material impact on the Company’s condensed consolidated financial position and results of operations. At December 31, 2021, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in Other long-term liabilities.

Interest costs related to unrecognized tax benefits are classified as “Interest Expense, Net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2021. In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2010.

NOTE 12 – PROPERTIES

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

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. The evaluation included certain control areas in which are material to Company and its size as an Exploration Stage Company.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2021, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), that has been modified to more appropriately reflect the current limited operational scope of the Company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal controls. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls is not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness. Based on its assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2021, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership (Form 3) and reports of changes in ownership (Forms 4 and 5) of equity securities of the Company. Officers, Directors and shareholders holding greater than 10% are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of any such reports furnished to the Company, during the fiscal year ended December 31, 2021, and thereafter, all Section 16(a) filing requirements applicable to officers, Directors and shareholders holding greater than 10% have been filed.

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

ITEM 11. EXECUTIVE COMPENSATION.

During the years ended December 31, 2020 and 2021 the Company’s sole executive officer was Mr. Conquest and no compensation was paid to him or any directors of the Company.  However, commencing July 1, 2009 until December 31, 2014 the Company has accrued, but not paid, a consulting fee of $5,000 per month for Mr. Conquest.

During 2020 and 2021, there have been no stock options or stock appreciation rights granted to or exercised by any executive officer or director. The Company presently has no plan for the payment of any annuity or pension retirement benefits to any of its officers or Directors, and no other remuneration payments, contingent or otherwise, are proposed to be paid in the future to any officer or Director, directly or indirectly.   Directors have not been compensated for services.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2021, with respect to the beneficial ownership of the Company’s common stock by each executive officer and Director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of common stock, based on 52,206,525 shares of common stock outstanding as of December 31, 2021.

Name, Address and Position of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Principal Stockholders:
Law Investments CR, S.A. 8432 E. Shea Blvd., Suite 101 Scottsdale, Arizona 85260	3,690,240 (2)	7.07%
Executive Officers and Directors: (2)
Ronald Conquest	-0-
Shomron Dasht	-0-
All Executive Officers and Directors as a group (2 persons)	-0-
___________

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

The following is a summary of the fees billed to us by Weinstein International C.P.A. for professional services rendered for the years ended December 31, 2020 and to date in 2021:

Service

	2020		2021
Audit Fees		$13,125		$14,000
Audit Related Fees
Tax Fees
All Other Fees
Total		13,125		14,000

Audit Fees. Consists of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Weinstein International C.P.A. in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors. The Board is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is as to the particular service or category of services and is generally subject to a specific amount. The independent auditors and management are required to periodically report to the Board regarding the extent of services of the independent auditors in accordance with this pre-approval and the fees incurred to date. The Board may also pre-approve particular services on a case-by-case basis. The Board pre-approved 100% of the Company’s 2020 and 2021 audit fees, audit-related fees, tax fees, and all other fees.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The Financial Statements of the Company are set forth in Item 8of this Report.

(a) (2) Financial Statement Schedules

All schedules are omitted because they are not applicable, or are not required, or because the required information is included in the Financial Statements or notes thereto.

(a) (3) Exhibits

Exhibit No.Description

3.1	Certificate of Amendment filed with the Nevada Secretary of State on January 20, 2020 (1
31.1	Certificate of Amendment filed with the Nevada Secretary of State on January 20, 2020 (1
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS *	XBRL Instance Document **
101 SCH*	XBRL Taxonomy Extension Schema Document **
101 CAL*	Taxonomy Extension Calculation Linkbase Document **
101 DEF*	XBRL Taxonomy Extension Calculation Linkbase Document **
101 LAB*	Taxonomy Extension Labels Linkbase Document **
101 PRE*	Taxonomy Extension Presentation Linkbase Document **

_________________

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

WINDGEN ENERGY, INC
Date: March 15, 2022	By: /s/ Ronald Conquest
Ronald Conquest Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald Conquest	Chief Executive Officer Chief Financial Officer Director (Principal Executive and Financial Officer)	March 15, 2022

Signature	Title	Date
/s/ Shomron Dasht	Director	March 15, 2022