Form 10-Q
period 2022-03-31
WINDGEN ENERGY, INC.
filed 2022-05-16
CIK 726037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2022 is 52,206,525 shares.

WINDGEN ENERGY, INC.

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

Signature		20

WINDGEN ENERGY, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WINDGEN ENERGY, INC.
CONDENSED BALANCE SHEETS
	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$-	$-
Prepayment	5,000	5,000
TOTAL ASSETS	$5,000	$5,000

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$11,843	$750
Consulting payable to related party	317,455	317,455
Notes payable	63,262	46,493
Total Current Liabilities	$392,560	$364,698

STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred Stock, 10,000,000 shares authorized; Series A Cumulative convertible preferred stock, 8% cumulative, $4.50 par value, 1,000,000 shares designated, 5,254 shares outstanding at March 31, 2022 and December 31, 2021, (aggregate liquidation preference of $43,504)	$23,644	$23,644
Preferred Stock, 1,000,000 shares authorized; Series B non-cumulative preferred stock, $0.001 par value, issuable at $5.00 per share, no shares outstanding at March 31, 2022 and December 31, 2021	-	-
Common Stock, $0.001 par value: 100,000,000 shares authorized, 52,206,725 shares outstanding at March 31, 2022 and December 31, 2021	52,207	52,207
Additional Paid-In Capital	9,604,316	9,604,316
Stock Subscription Receivable
Accumulated Deficit	(10,067,727)	(10,039,865)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$(387,560)	$(359,698)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,000	$5,000

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	For Years Ended March 31,
	2022	2021
REVENUES	$-	$-

OPERATING EXPENSES	27,093	-

INCOME (LOSS) FROM OPERATIONS	(27,093)	-

OTHER EXPENSE:
Interest expense	769	1,500

NET INCOME (LOSS)	$(27,862)	$(1,500)

NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED):	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	52,206,725	52,206,725
DILUTED	52,214,606	52,214,606

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(27,862)	$(1,500)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	11,093	-
Net cash used in Operating Activities	(16,769)	(1,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	16,769	1,500
Net cash provided by Financing Activities	16,769	1,500

NET INCREASE (DECREASE) IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

In the opinion of management, the condensed financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the period ending March 31, 2022. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 2021.

NOTE 2 - NATURE OF OPERATIONS

Nature of Operations

WindGen Energy Inc. (the “Company”) intends to acquire technology (the “Technology”) from DASH B.S.T. Ltd, an Israeli entity that has developed next-generation solar energy solutions to underrepresented and/or growing market segments. The Company is currently targeting high-growth agriculture solar market segments for its advanced solar power generation systems (“solar systems”). The Company is prepared for conducting business in multiple locations throughout the United States and possibly Israel. Our business office is located at 8432 East Shea Blvd, #101, Scottsdale, Arizona 85260. Our Technology development office is located at 33 Ozer Haim St, Petah Tiqwa, Israel 4936157

WindGen Energy, Inc. (“WindGen” or the “Company”) was incorporated as a Utah corporation on June 16, 1983 under the name of InMedica Development Corporation. On December 4, 2009, a majority of the Company’s shareholders executed a consent resolution to amend the Company’s Articles of Incorporation to change the Company’s name to WindGen Energy, Inc. (“WindGen” or the “Company”) and to increase the number of authorized common stock shares from 40,000,000 to 100,000,000. A Certificate of Amendment for such amendments was filed by the Company with the Secretary of State of Utah effective on December 16, 2009. The name changes and the new trading symbol, “WGEI,” was approved by FINRA on March 16, 2010.

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

The Company currently has no manufacturing or installation capabilities and will rely upon third-parties for manufacturing and installation of our solar systems. Each sale and installation affiliate will be paid on a project-by- project basis in installments as they complete various phases of the project and reach applicable milestones within each respective distribution agreement. However, we have not yet entered into any specific distribution agreements so therefore we cannot predict exactly what such terms will be or if any if these relationships will produce any revenue.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. At March 31, 2022 there were 1,144,045 potentially dilutive common stock equivalents. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

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

Comprehensive Income

There are no components of comprehensive income other than the net loss

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

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share- based payments granted to nonemployees for goods and services, and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 was effective on January 1, 2019. There was no material impact on the Company’s financial statements since adoption.

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

NOTE 4 – LIQUIDITY AND GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. For the period ended March 31, 2022, the Company generated negative cash flows from operations of $16,769 and net losses from operations of

$27,862. As of March 31, 2022, the Company had an accumulated deficit of $10,067,727 and a working capital deficit of $387,560. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management’s operating    plan includes pursuing additional fund raising as well as putting in place all the initial requirements in anticipation of the Company beginning operations and generating revenue in 2022.

NOTE 5 - NOTES PAYABLE

As of March 31, 2022, the Company borrowed $61,912 from third parties (the “6% Notes”). The notes carry an interest rate of 6% per annum (the “6% Notes”). At March 31, 2022, $1,350 interest was due on the 6% Notes.

NOTE 6 - COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value (the “Common Stock”), of which approximately 52,206,725 shares were issued and outstanding on March 31, 2022. All presently outstanding shares are duly authorized, fully-paid and non-assessable. Each share of the Common Stock is entitled to one vote on all matters to be voted on by the shareholders, such as the election of certain directors and other matters that directly impact the rights of the holders of such class. There is no cumulative voting in the election of directors. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore. In the event of any dissolution, winding up or liquidation of the Company, the shares of Common Stock will share ratably in all the funds available for distribution after payment of all debts and obligations. The holders of Common Stock are subject to any rights that may be fixed for holders of preferred stock as designated upon issuance.

On December 4, 2009, the Company changed its total authorized common shares from 40,000,000 to 100,000,000 shares.

During 2022 and 2021 there were no shares of the Company’s Common Stock were issued. The last time the Company issued shares of its Common Stock was on February 8, 2012, the Company issued 500,000 shares of restricted common stock to Wakabayashi Fund LLC of Tokyo, Japan.

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

During 2010, the Company completed the conversion of three of the four existing 8% Series A cumulative preferred shareholders by issuing 246,834 of the Company’s restricted common shares at a price of $0.50 per share plus a

$5,000 cash payment to each preferred shareholder. The conversion of these preferred shares reduced the dividends payable from $64,309 at December 31, 2009 to $17,969 at December 31, 2010. As of March 31, 2022, the total dividends payable on the remaining shares of Series A cumulative preferred is $0.

On January 20, 2020 the Company amended its articles of incorporation in the State of Utah designation from its existing authorized shares of Preferred Stock One Million (1,000.000) shares of non-cumulative Series “B” Preferred Stock, $0.001 par value, issuable at $5.00 per share. To date no shares of the Series “B” Preferred Stock has been issued.

NOTE 8 - RELATED PARTY TRANSACTIONS

During 2022 and 2021 the Company did not accrue any consulting expenses from officers of the Company. There were no other related party transactions. Consulting payable is due to an officer of the Company. As of March 31, 2022 the consulting payable balance was $317,455.

NOTE 9 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of ASC 740 did not have a material impact on the Company’s condensed financial position and results of operations. At March 31, 2022, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in Other long-term liabilities.

Interest costs related to unrecognized tax benefits are classified as “Interest Expense, Net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the period ended March 31, 2022. In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2010.

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

The Company currently has no manufacturing or installation capabilities and will rely upon third-parties for manufacturing and installation of our solar systems. Each sale and installation affiliate will be paid on a project-by- project basis in installments as they complete various phases of the project and reach applicable milestones within each respective distribution agreement. However, we have not yet entered into any specific distribution agreements so therefore we cannot predict exactly what such terms will be or if any if these relationships will produce any revenue.

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

During the 3rd quarter of 2022, providing the Company has completed the development of the solar energy technology, the Company expects to commence the implementation of its marketing plan in order to achieve revenue generating operations. The Company anticipates it will be required to raise additional capital through the sale of its securities or debt in order to expand the sales, distribution and installation of its solar energy products for the agriculture greenhouse market. However, there can be no assurance that the Company will be able to raise these funds or that it will be able to do so on terms that are favorable to the Company.

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

Results of Operations

Overview for the three months ended March 31, 2022 and 2021 Lack of Revenues

We have limited operational history. For the three months ended March 31, 2022 and 2021 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2022 and 2021 were $27,093 and $0 respectively.

Net Loss

During the three months ended March 31, 2022 and 2021 the Company incurred a net loss of $27,862 and $1,500 respectively.

As of March 31, 2022, the Company had an accumulated deficit of $10,067,727.

Liquidity and Capital Resources

As of March 31,2022, the company has $5,000 in total assets. These assets are in the form of prepayment $5,000. As March 31, 2022 the company has $392,560 in liabilities and an accumulated deficit of $10,067,727. As of December 31, 2021, the company has $5,000 in total assets in the form of prepayment $5,000. As of December 31, 2021, the company has $364,698 in liabilities and an accumulated deficit of $10,039,865.

Net cash   used   in   operating   activities   for   the three-month period ended March   31, 2022 and   2021 was

$16,769 and $1,500, respectively. Cash flows from financing activities for the three-month period ended March 31, 2022 and 2021 was $16,769 and $1,500, respectively.

The Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s consolidated financial statements for the year ended December 31, 2021 and three months ended March 31, 2022. See Note 1 to the financial statements. The Company’s liquidity shortage will continue through at least 2022.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors to be recognized in the financial statements, based on their fair value. The Company measures share-based compensation to consultants in accordance with ASC 505-50, Equity- Based Payments to Non-Employees, and recognizes the fair value of the award over the period the services are rendered or goods are provided. Currently the Company does not have any stock-based compensation in place or planned.

Most Recent accounting pronouncements

Refer to Note 1 in the accompanying consolidated financial statements.

Impact of Most Recent Accounting Pronouncements

here were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. The evaluation included certain control areas which are material to the Company and its size.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2022, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), that has been modified to more appropriately reflect the current limited operational scope of the Company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal controls. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls is not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness. Based on its assessment, management concluded that its internal control over financial reporting was effective as of March 31, 2022.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2022, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 16, 2022