Form 10-Q
period 2022-06-30
WINDGEN ENERGY, INC.
filed 2022-08-09
CIK 726037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-12968

WINDGEN ENERGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Utah		87-0397815
(State or another jurisdiction of incorporation or organization)	(Primary standard industrial classification code number)	(IRS employer identification number)

8432 E.Shea Blvd.,Suite 101

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2022 is 52,206,725 shares.

WINDGEN ENERGY, INC.

WINDGEN ENERGY, INC.

PART I — FINANCIAL INFORMATION

WINDGEN ENERGY, INC.
CONDENSED BALANCE SHEETS

	June 30,2022	December 31,2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$-	$-
Prepayment	5,000	5,000

TOTAL ASSETS	$5,000	$5,000

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$13,243	$750
Consulting payable to related party	317,455	317,455
Notes payable	67,156	46,493
Total Current Liabilities	397,854	364,698

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, 10,000,000 shares authorized; Series A Cumulative convertible preferred stock 8% cumulative, $4.50 par value, 1,000,000 shares designated, 5,254 shares outstanding at June 30, 2022 and December 31, 2021, (aggregate liquidation preference of $43,504)	23,644	23,644
Preferred Stock, 1,000,000 shares authorized; Series B non-cumulative preferred stock, $0.001 par value, issuable at $5.00 per share, no shares outstanding at June 30, 2022 and December 31, 2021	-	-
Common Stock, $0.001 par value: 100,000,000 shares authorized, 52,206,725 shares outstanding at June 30, 2022 and December 31, 2021	52,207	52,207
Additional Paid-In Capital	9,604,316	9,604,316
Stock Subscription Receivable	-	-
Accumulated Deficit	(10,073,021)	(10,039,865)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(392,854)	(359,698)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,000	$5,000

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES	4,350	-	31,443	-

INCOME (LOSS) FROM OPERATIONS	(4,350)	-	(31,443)	-

OTHER EXPENSE:
Interest expense	944	1,500	1,713	3,000

Net Loss	$(5,294)	$(1,500)	$(33,156)	$(3,000)

NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED):	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC	52,206,725	52,206,725	52,206,725	52,206,725
DILUTED	52,214,606	52,214,606	52,214,606	52,214,606

The accompanying notes are an integral part of these financial statements.

WINDGEN ENERGY, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

	For The Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(33,156)	$(3,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable	12,493	-
Net cash used in Operating Activities	(20,663)	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	20,663	3,000
Net cash provided by Financing Activities	20,663	3,000

NET INCREASE (DECREASE) IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

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

In the opinion of management, the condensed financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods. Results for the interim periods are not necessarily indicative of results that may be expected for the expected period ended June 30, 2022. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 2021.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. At June 30, 2022 there were 7881 potentially dilutive common stock equivalents. The computation of Diluted EPS does not assume exercise  or conversion of securities that would have an anti-dilutive effect on net loss per common share.

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

NOTE 4 – LIQUIDITY AND GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. For the period ended June 30, 2022, the Company generated negative cash flows from operations of $20,663 and net losses from operations of $33,156. As of June 30, 2022, the Company had an accumulated deficit of $10,073,021 and a working capital deficit of $392,854. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company. Management’s operating   plan includes pursuing additional fund raising as well as putting in place all the initial requirements in anticipation of the Company beginning operations and generating revenue in 2022.

NOTE 5 - NOTES PAYABLE

As of June 30, 2022, the Company borrowed $67,156 from third parties (the “6% Notes”). The notes carry an interest rate of 6% per annum (the “6% Notes”).  At June 30, 2022, $1,796 interest was due on the 6% Notes.

NOTE 6 - COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock, $0.001 par value (the “Common Stock”), of which approximately 52,206,725 shares were issued and outstanding on June 30, 2022. All presently outstanding shares are duly authorized, fully-paid and non-assessable. Each share of the Common Stock is entitled to one vote on all matters to be voted on by the shareholders, such as the election of certain directors and other matters that directly impact the rights of the holders of such class. There is no cumulative voting in the election of directors. Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore. In the event of any dissolution, winding up or liquidation of the Company, the shares of Common Stock will share ratably in all the funds available for distribution after payment of all debts and obligations. The holders of Common Stock are subject to any rights that may be fixed for holders of preferred stock as designated upon issuance.

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

During 2010, the Company completed the conversion of three of the four existing 8% Series A cumulative preferred shareholders by issuing 246,834 of the Company’s restricted common shares at a price of $0.50 per share plus a $5,000 cash payment to each preferred shareholder. The conversion of these preferred shares reduced the dividends payable from $64,309 at December 31, 2009 to $17,969 at December 31, 2010. As of June 30, 2022, the total dividends payable on the remaining shares of Series A cumulative preferred is $0.

On January 20, 2020 the Company amended its articles of incorporation in the State of Utah designation from its existing authorized shares of Preferred Stock One Million (1,000.000) shares of non-cumulative Series “B” Preferred Stock, $0.001 par value, issuable at $5.00 per share.  To date no shares of the Series “B” Preferred Stock has been issued.

NOTE 8 - RELATED PARTY TRANSACTIONS

During 2022 and 2021 the Company did not accrue any consulting expenses from officers of the Company. There were no other related party transactions. Consulting payable is due to an officer of the Company. As of June 30, 2022 the consulting payable balance was $317,455.

NOTE 9 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of ASC 740 did not have a material impact on the Company’s condensed financial position and results of operations. At June 30, 2022, the Company had no liability for unrecognized tax benefits and no accrual for the payment of related interest. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in Other long-term liabilities.

Interest costs related to unrecognized tax benefits are classified as “Interest Expense, Net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the period ended June 30, 2022. In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the Company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2010.

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

During the 3rd quarter of 2022, we will require approximately $750,000 to complete the development of the solar energy technology, develop its marketing plan, and the general operating overhead of the Company. However, there can be no assurance that the Company will be able to raise these funds or that it will be able to do so on terms that are favorable to the Company.

During the 4th quarter of 2022, providing the Company has completed the development of the solar energy technology, the Company expects to commence the implementation of its marketing plan in order to achieve revenue generating operations. The Company anticipates it will be required to raise additional capital through the sale of its securities or debt in order to expand the sales, distribution and installation of its solar energy products for the agriculture greenhouse market. However, there can be no assurance that the Company will be able to raise these funds or that it will be able to do so on terms that are favorable to the Company.

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

Results of Operations

Overview for the three months ended June 30, 2022 and 2021

Lack of Revenues

We have limited operational history. For the three months ended June 30, 2022 and 2021 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended June 30, 2022 and 2021 were $4,350 and $0 respectively.

Net Loss

During the three months ended June 31, 2022 and 2021 the Company incurred a net losses of $5,294 and $1,500 respectively.

Overview for the six months ended June 30, 2022 and 2021

Lack of Revenues

We have limited operational history. For the six months ended June 30, 2022 and 2021 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the six months ended June 30, 2022 and 2021 were $31,443 and $0 respectively.

Net Loss

During the six months ended June 30, 2022 and 2021 the Company incurred a net losses of $33,156 and $3,000 respectively.

As of June 30, 2022, the Company had an accumulated deficit of $10,073,021.

Liquidity and Capital Resources

As of June 30, 2022, the company had $5,000 in total assets. These assets are in the form of a prepayment of $5,000. As of June 30, 2021 the company had $397,854 in liabilities and an accumulated deficit of $10,073,021. As of December 31, 2021, the company had $5,000 in total assets in the form of a prepayment of $5,000. As of December 31, 2021, the company had $364,698 in liabilities and an accumulated deficit of $10,039,865.

Net cash used in operating activities for the six months period ended June 30, 2022 and 2021 was $20,663 and $3,000, respectively. Cash flows provided from financing activities for the six months period ended June 30, 2022 and 2021 was $20,663 and $3,000, respectively.

The Company’s independent registered public accounting firm has issued a going concern opinion on the Company’s consolidated financial statements for the year ended December 31, 2021 and six months ended June 30, 2022. See Note 1 to the financial statements. The Company’s liquidity shortage will continue through at least 2022.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2022, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), that has been modified to more appropriately reflect the current limited operational scope of the Company. The Company used the COSO guide - The Internal Control over Financial Reporting - Guidance for Smaller Public Companies to implement the Company’s internal controls. Additionally, the limited scope of operations of the Company means that traditional separation of duties controls is not used by the Company as a result of the limited staffing within the Company. The Company relies on alternative procedures to overcome this non-material control weakness. Based on its assessment, management concluded that its internal control over financial reporting was effective as of June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2022, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  August 9, 2022